Form 10-Q
period 2012-03-31
ALMAH,INC
filed 2012-05-03
CIK 1537561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

                        Commission file number 333-178883


                                   ALMAH, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

           Pembroke House, 28-32 Pembroke St Upper, Dublin 2, Ireland (Address of principal executive offices, including zip code.)

                                  353-871536401
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of May 1, 2012

ITEM 1. FINANCIAL STATEMENTS

                                   ALMAH, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                          March 31,        September 30,
                                                                            2012               2011
                                                                          --------           --------
                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                               $  5,048           $ 17,925
  Prepaid Expense                                                               --                 99
                                                                          --------           --------

      TOTAL CURRENT ASSETS                                                $  5,048           $ 18,024
                                                                          ========           ========

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Note payable - Related party                                            $     61           $     61
  Accrued expenses                                                              --              3,000
                                                                          --------           --------
      TOTAL CURRENT LIABILITIES                                                 61              3,061
                                                                          ========           ========

SHAREHOLDERS' EQUITY
  Common Stock - $0.001 par value; 75,000,000 shares authorized;             4,000              4,000
   4,000,000 shares issued and outstanding
  Additional paid-in-capital                                                16,000             16,000
  Deficit accumulated during development stage                             (15,013)            (5,037)
                                                                          --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                             4,987             14,963
                                                                          --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  5,048           $ 18,024
                                                                          ========           ========


                 See accompanying notes to financial statements

                                   ALMAH, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (unaudited)

                                                                                                      Cumulative from
                                        Six Months      Six Months     Three Months    Three Months  September 16, 2009
                                          Ended           Ended           Ended           Ended         (Inception) to
                                         March 31,       March 31,       March 31,       March 31,        March 31,
                                           2012            2011            2012            2011             2012
                                        ----------      ----------      ----------      ----------       ----------
REVENUES                                $       --      $       --      $       --      $       --       $       --
                                        ----------      ----------      ----------      ----------       ----------
OPERATING EXPENSES
  General & administrative expenses          9,976              --           9,108              --           15,013
                                        ----------      ----------      ----------      ----------       ----------
TOTAL OPERATING EXPENSES                     9,976                                           9,108           15,013

LOSS BEFORE INCOME TAX EXPENSE              (9,976)             --          (9,108)             --          (15,013)
                                        ----------      ----------      ----------      ----------       ----------
Income tax expense                              --              --              --              --               --
                                        ----------      ----------      ----------      ----------       ----------
Net loss                                $   (9,976)     $       --      $   (9,108)     $       --       $  (15,013)
                                        ----------      ----------      ----------      ----------       ----------

Basic and diluted net loss per share    $    (0.00)     $       --      $    (0.00)     $       --
                                        ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      4,000,000      $       --       4,000,000      $       --
                                        ==========      ==========      ==========      ==========


                 See accompanying notes to financial statements

                                   ALMAH, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                                Cumulative from
                                                       Six Months    Six Months   Three Months   Three Months  September 16, 2009
                                                         Ended         Ended         Ended          Ended        (Inception) to
                                                        March 31,     March 31,     March 31,      March 31,        March 31,
                                                          2012          2011          2012           2011             2012
                                                        --------      --------      --------       --------         --------
CASH FLOWS FROM OPERATIING ACTIVITIES:
  Net (Loss)                                            $ (9,976)     $     --      $ (9,108)      $     --         $(15,013)
  Changes in operating assets and liabilities
    Prepaid Expenses                                          99                                                          --
    Accrued expenses                                      (3,000)                                                         --
                                                        --------      --------      --------       --------         --------
           NET CASH USED IN OPERATING ACTIVITIES         (12,877)           --        (9,108)            --          (15,013)
                                                        --------      --------      --------       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable - related party                                --                                                          61
  Proceeds from sale of common stock                                                                                  20,000
                                                        --------      --------      --------       --------         --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES          --            --            --             --           20,061
                                                        --------      --------      --------       --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (12,877)           --        (9,108)            --            5,048
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          17,925            --        14,156             --               --
                                                        --------      --------      --------       --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  5,048      $     --      $  5,048       $     --         $  5,048
                                                        ========      ========      ========       ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                              $     --      $     --      $     --       $     --         $     --
                                                        --------      --------      --------       --------         --------
  Income Taxes                                          $     --      $     --      $     --       $     --         $     --
                                                        --------      --------      --------       --------         --------


                 See accompanying notes to financial statements

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Almah, Inc. (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2011.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. BUSINESS

The Company was incorporated under the laws of the State of Nevada on September 16, 2009.The company is in the development stage and it intends distribute automobile spare parts online.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, September 16, 2009 through March 31, 2012 the Company has accumulated losses of $15,013.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Deferred income taxes are determined using the liability method under which deferred tax assets and liabilities are based upon temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss carry-forwards. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized. Valuation allowances have been established to reduce the carrying value of deferred tax assets in recognition of significant uncertainties regarding their ultimate realization.

RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company's accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented

4. NOTE PAYABLE - RELATED PARTY

On January 6, 2011, a Director and President, Joey Power loaned the Company $61.The loan is non-interest bearing, unsecured and due upon demand.

5. INCOME TAXES

As of March 31, 2012 the Company had net operating loss carry forwards of approximately $15,013 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                                                    From
                                                             September 16, 2009
                                                               (Inception) to
                                                                  March 31,
                                                                    2012
                                                                  --------
Net Operating Loss                                                  15,013
Statutory Tax Rate                                                      34%
Deferred Tax Asset                                                   5,104
Valuation Allowance                                                 (5,104)
                                                                  --------

Net Deferred Tax Asset                                            $     --
                                                                  ========

6. GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has not generated any revenues to date and has accumulated losses to date. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to, meets its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management plans to fund operations of the Company through advances from existing shareholders, private placement of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

7. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Joey Power, sole officer and director of the Company, will provide the Company with use of office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

Mr. Power, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming S-1 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2012 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements made in connection with this Form 10-Q that are attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

RESULTS OF OPERATIONS

We are still in our development stage and have generated no revenues to date.

We incurred operating expenses of $9,108 for the three month period ended March 31, 2012. We incurred operating expenses of $9,976 for the six month period ended March 31, 2012. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended March 31, 2012 and 2011 was $9,108 and $0, respectively, with no revenues for either period. Our net loss for the six months ended March 31, 2012 and 2011 was $9,976 and $0, respectively, with no revenues for either period. Our net loss from inception through March 31, 2012 was $15,013.

As of March 31, 2012, there is a total of $61 in a note payable that is owed by the company to Joey Power, an officer and director, for expenses that he has paid on behalf of the company. The note is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended March 31, 2012 was $20,000 resulting from the sale of common stock on July 11, 2008 to our director, Mr. Power, who purchased 4,000,000 shares of our Common Stock at $0.005 per share.

LIQUIDITY AND CAPITAL RESOURCES

We had $5,048 in cash at March 31, 2012, and there were outstanding liabilities of $61. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception to March 31, 2012.

PLAN OF OPERATION

At present management will concentrate on the completion of our Offering pursuant to the Registration Statement on Form S-1 that was declared effective on March 2, 2012 and also utilize this time to begin putting together a database of potential customers.

COMPLETE OUR PUBLIC OFFERING:

We expect to complete our public offering within 150 days after our Registration Statement is declared effective by the Securities and Exchange Commission. We intend to concentrate all our efforts on raising capital during this period. We do not plan to begin business operations until we complete our public offering.

Once we have completed our offering, our specific business plan for the six months thereafter is as follows:

FINALIZE WEBSITE (1 MONTH):

Some initial work will take place on the website as current funds allow as we prepare our Registration Statement and complete our public offering. Once we have completed our public offering, we will focus on the completion of a user-friendly website that will be the primary sales point for Almah. In addition to the creation of our corporate website we will procure expertise to optimize out placing in search engines through SEO. Our reserved domain is www.almahautoparts.com.

BEGIN MARKETING AND SALES EFFORTS:

Our marketing efforts will primarily be related to assuring we are easily found on search engine requests but we have budgeted $10,450 for the initial six months of marketing efforts. We intend to use this to place advertisements in local newspapers and `buy/sell' automotive magazines. We feel people that are looking for parts will be those who currently own an older vehicle or are looking in a `buy/sell' magazine to find a replacement. We believe we will have additional funds left over for additional methods of marketing if an opportunity presents itself.

Once our site is live and we have begun initial SEO work and print marketing we believe sales will be generated through our website. The website will be set up to record all details automatically including:

Product information

Purchaser information

Delivery location

Sales price (price purchaser paid to Almah)

Cost (internal cost for Almah to purchase part from VALE or Reborda)

Pre-tax profit (difference between `Sales price' and `Cost')

In addition to the information being captured we intend to have the website set up so that once the transaction is completed on our website an order request with the product and delivery location will be simultaneously sent to VALE or Reborda. This system will allow for us to employ as little staff as possible, maintain efficient delivery time, and keep records for both accounting and direct client marketing.

Successful implementation of our business strategy depends on factors specific to the retail automotive parts industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse affect on our business, financial condition, results of operations and cash flow:

     * The competive environment in the automotive aftermarket parts and accessories retail sector that may force us to reduce prices below our desired pricing level or increase promotional spending;
     * Our ability to anticipate changes in consumer preferences and to meet customers' needs for automotive products (particularly parts availability) in a timely manner; and
     *    Our ability to establish, maintain and eventually grow market share.

For parts that are manufactured globally, geopolitical changes, changes in trade regulations, currency fluctuations, shipping-related issues, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase, create shortages or render product delivery difficult which could have a material adverse effect on our sales and profitability.

We estimate sales to begin in within 90 days after the completion of our offering. Because our business is customer-driven, our revenue requirements will be reviewed and adjusted based on sales. We cannot guarantee that we will have sales and the amount raised in this offering may not be enough to meet the operating expenditures of the Company. We may be required to raise additional funding or apply for loans in the next 12 months, however we have no plans to do so at this time.

Based on raising $40,000 from our offering, we have budgeted the following amounts over the next 12 months:

Advertising and Marketing                                               $10,450
Website design                                                          $ 6,000
Accounting, Auditing and Legal                                          $10,450
Office and Administration                                               $ 5,000
Working Capital                                                         $ 8,100

These amounts may be adjusted based upon sales and revenue.

SUMMARY

In summary, we intend to begin web development, and marketing our products within 150 days of completing our offering. Until we have reached a breakeven level of clientele we do not believe our operations will be profitable. If we are unable to attract new clients to purchase our products we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-178883, at the SEC website at www.sec.gov:

Exhibit No.                       Description
-----------                       -----------
3.1           Articles of Incorporation*
3.2           Bylaws*
31.1          Sec. 302 Certification of Principal Executive Officer
31.2          Sec. 302 Certification of Principal Financial Officer
32.1          Sec. 906 Certification of Principal Executive Officer
32.2          Sec. 906 Certification of Principal Financial Officer
101           Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Almah, Inc.
                                      Registrant


Date: May 1, 2012                     By: /s/ Joey Power
                                          --------------------------------------
                                          Joey Power
                                          (Principal Executive Officer,
                                          Principal Financial Officer,
                                          Principal Accounting Officer &
                                          Sole Director)