Form 10-Q
period 2012-06-30
ALMAH,INC
filed 2012-08-14
CIK 1537561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

                        Commission file number 333-178883


                                   ALMAH, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

           Pembroke House, 28-32 Pembroke St Upper, Dublin 2, Ireland (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,030,000 shares as of August 13, 2012

ITEM 1. FINANCIAL STATEMENTS

                                   ALMAH, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                     June 30,         September 30,
                                                                       2012               2011
                                                                     --------           --------
                                                                    (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                          $ 19,936           $ 17,925
  Prepaid Expense                                                         370                 99
                                                                     --------           --------

      TOTAL CURRENT ASSETS                                           $ 20,306           $ 18,024
                                                                     ========           ========

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $    875           $     --
  Note payable - Related party                                             61                 61
  Accrued expenses                                                         --              3,000
                                                                     --------           --------

      TOTAL CURRENT LIABILITIES                                           936              3,061

SHAREHOLDERS' EQUITY
  Common Stock - $0.001 par value; 75,000,000 shares authorized;        6,030              4,000
   6,030,000 and 4,000,000 shares issued and outstanding at
   June 30, 2012 and September 30, 2011
  Additional paid-in-capital                                           34,270             16,000
  Deficit accumulated during development stage                        (20,930)            (5,037)
                                                                     --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                       19,370             14,963
                                                                     --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 20,306           $ 18,024
                                                                     ========           ========


                 See accompanying notes to financial statements

                                   ALMAH, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (unaudited)

                                                                                                       Cumulative from
                                        Nine Months     Nine Months    Three Months    Three Months   September 16, 2009
                                           Ended           Ended           Ended           Ended        (Inception) to
                                         June 30,        June 30,        June 30,        June 30,          June 30,
                                           2012            2011            2012            2011              2012
                                        ----------      ----------      ----------      ----------        ----------
REVENUES                                $       --      $       --      $       --      $       --        $       --
                                        ----------      ----------      ----------      ----------        ----------
OPERATING EXPENSES
  General & administrative expenses         15,893              56           5,917              19            20,930
                                        ----------      ----------      ----------      ----------        ----------
TOTAL OPERATING EXPENSES                    15,893              56           5,917              19            20,930

LOSS BEFORE INCOME TAX EXPENSE             (15,893)            (56)         (5,917)            (19)          (20,930)
                                        ----------      ----------      ----------      ----------        ----------

Income tax expense                              --              --              --              --                --
                                        ----------      ----------      ----------      ----------        ----------

Net loss                                $  (15,893)     $      (56)     $   (5,917)     $      (19)       $  (20,930)
                                        ==========      ==========      ==========      ==========        ==========

Basic and diluted net loss per share    $    (0.00)     $       --      $    (0.00)     $       --
                                        ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      4,583,204       4,000,000       5,172,889       4,000,000
                                        ==========      ==========      ==========      ==========


                 See accompanying notes to financial statements

                                   ALMAH, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                 Cumulative from
                                                              Nine Months        Nine Months    September 16, 2009
                                                                 Ended              Ended         (Inception) to
                                                               June 30,           June 30,           June 30,
                                                                 2012               2011               2012
                                                               --------           --------           --------
CASH FLOWS FROM OPERATIING ACTIVITIES:
  Net (Loss)                                                   $(15,893)          $    (56)          $(20,930)
  Changes in operating assets and liabilities
   Increase (decrease) in Prepaid Expenses                         (271)                --               (370)
   Increase (decrease) in Accounts Payable                          875                 --                875
   Increase (decrease) in Accrued expenses                       (3,000)                --                 --
                                                               --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                           (18,289)               (56)           (20,425)
                                                               --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in Note payable - related party                --                 60                 61
  Proceeds from sale of common stock                             20,300                 --             40,300
                                                               --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        20,300                 60             40,361
                                                               --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              2,011                  4             19,936
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 17,925                 --                 --
                                                               --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 19,936           $      4           $ 19,936
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                     $     --                 --           $     --
                                                               --------           --------           --------
  Income Taxes                                                 $     --                 --           $     --
                                                               --------           --------           --------


                 See accompanying notes to financial statements

                                   ALMAH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Almah, Inc. (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2011 filed on form S-1/A with the U.S. Securities and Exchange Commission on February 24, 2012.

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

The results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2. GOING CONCERN

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

                                  ALMAH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2012


NOTE 3.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Joey Power, sole officer and director of the Company, will provide the Company with use of office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

As of June 30, 2012 there was $61 owed to Mr. Powers. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 4.  CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period ended September 30, 2011, the Company issued 4,000,000 shares of common stock to the Company's sole director and officer for total cash proceeds of $20,000.

During the months of April and May 2012 we received $20,300 from the sale of common stock to 29 stockholders pursuant to an offering of our common stock shares registered on Form S-1 with the U.S. Securities and Exchange Commission. The shares were sold at a price of $0.01 per share and a total of 2,030,000 shares were sold. The offering was closed on May 9, 2012 and the shares were issued on May 30, 2012. One purchaser was deemed an affiliate and the 70,000 shares purchased by that person are restricted shares.

NOTE 5.  INCOME TAXES

As of June 30, 2012 the Company had net operating loss carry forwards of approximately $20,930 that may be available to reduce future years' taxable income through 2017. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                                      From
                                              September 16, 2009
                                                (Inception) to
                                                 June 30, 2012
                                                 -------------

                   Net Operating Loss              $ 20,930
                   Statutory Tax Rate                    34%
                   Deferred Tax Asset                 7,100
                   Valuation Allowance               (7,100)
                                                   --------

                   Net Deferred Tax Asset          $     --
                                                   ========

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

We incurred operating expenses of $5,917 for the three month period ended June 30, 2012. We incurred operating expenses of $15,893 for the nine month period ended June 30, 2012. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended June 30, 2012 and 2011 was $5,917 and $19, respectively, with no revenues for either period. Our net loss for the nine months ended June 30, 2012 and 2011 was $15,893 and $56, respectively, with no revenues for either period. Our net loss from inception (September 16, 2009) through June 30, 2012 was $20,930.

As of June 30, 2012, there is a total of $61 in a note payable that is owed by the company to Joey Power, an officer and director, for expenses that he has paid on behalf of the company. The note is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended June 30, 2012 was $40,300. On July 11, 2008 we received $20,000 from the sale of common stock to our director, Mr. Power, who purchased 4,000,000 shares of our Common Stock at $0.005 per share. During the months of April and May 2012 we received $20,300 from the sale of common stock to 29 stockholders pursuant to an offering of our common stock shares registered on Form S-1 with the U.S.

Securities and Exchange Commission. The shares were sold at a price of $0.01 per share, 2,030,000 shares were sold. The offering was closed on May 9, 2012 and the shares were issued on May 30, 2012. One purchaser was deemed an affiliate and the 70,000 shares purchased by that person are restricted shares.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012 we had $19,936 in cash, $370 in prepaid expenses and there were outstanding liabilities of $936. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception.

PLAN OF OPERATION

Now that we have completed our offering, our specific business plan for the next six months is as follows:

FINALIZE WEBSITE (1 MONTH):

We will focus on the completion of a user-friendly website that will be the primary sales point for Almah. In addition to the creation of our corporate website we will procure expertise to optimize out placing in search engines through SEO. Our reserved domain is www.almahautoparts.com.

BEGIN MARKETING AND SALES EFFORTS:

Our marketing efforts will primarily be related to assuring we are easily found on search engine requests but we have budgeted $5,300 for the initial six months of marketing efforts. We intend to use this to place advertisements in local newspapers and `buy/sell' automotive magazines. We feel people that are looking for parts will be those who currently own an older vehicle or are looking in a `buy/sell' magazine to find a replacement. We believe we will have additional funds left over for additional methods of marketing if an opportunity presents itself.

Once our site is live and we have begun initial SEO work and print marketing we believe sales will be generated through our website. The website will be set up to record all details automatically including:

     *    Product information
     *    Purchaser information
     *    Delivery location
     *    Sales price (price purchaser paid to Almah)
     *    Cost (internal cost for Almah to purchase part from VALE or Reborda)
     *    Pre-tax profit (difference between `Sales price' and `Cost')

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

We estimate sales to begin in within 90 days. Because our business is customer-driven, our revenue requirements will be reviewed and adjusted based on sales. We cannot guarantee that we will have sales and the amount raised in our recent offering may not be enough to meet the operating expenditures of the Company. We may be required to raise additional funding or apply for loans in the next 12 months, however we have no plans to do so at this time.

We have budgeted the following amounts over the next 12 months:

     Advertising and Marketing                     $ 5,300
     Website design                                $ 3,000
     Accounting, Auditing and Legal                $10,450
     Office and Administration                     $ 1,550

These amounts may be adjusted based upon sales and revenue.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-178883, at the SEC website at www.sec.gov:

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

                                      Almah, Inc.
                                      Registrant


Date: August 13, 2012                 By: /s/ Joey Power
                                          --------------------------------------
                                          Joey Power
                                          (Principal Executive Officer,
                                          Principal Financial Officer,
                                          Principal Accounting Officer &
                                          Sole Director)