Form 10-K
period 2012-09-30
ALMAH,INC
filed 2012-12-31
CIK 1537561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended September 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 333-178883


                                   ALMAH, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                               46-0524102
 (State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

Pembroke House, 28-32 Pembroke St Upper
          Dublin 2, Ireland                                         N/A
(Address of principal executive offices)                         (Zip Code)

                                 353-871536401
              (Registrant's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                               N/A


              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting  company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: The aggregate market value as determined by the average of bid and ask closing prices is inapplicable due to the fact that the common shares of our company have not traded to date.

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 6,030,000 shares of common stock as of December 27, 2012.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluation a suitable business opportunity;
     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
     * risks related to the failure to successfully management or achieve growth of a new business opportunity; and
     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Almah" mean Almah, Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

GENERAL

Almah, Inc. was incorporated in the State of Nevada on September 16, 2009. The Company intends to distribute automobile spare parts online at the Company web site (www.almahautoparts.com). The website is currently under development.

We are a development stage company and have only recently launched operations and have generated no revenues. Our limited start-up operations have consisted of the formation of our Company, development of our business plan and identification of our target market. We have procured our domain name, and our website is currently under development. Per our business plan we anticipate sales to begin within three months of the completion of the financing supplied by our recent offering. Currently our President devotes approximately 20 hours a week to the business of the Company.

The administrative office of the Company is currently located at the premises of our President, Joey Power, which he provides to us on a rent free basis at Pembroke House, 28-32 Pembroke St Upper, Dublin 2, Ireland. We plan to use these offices until we require larger space. Our fiscal year end is September 30th.

Our auditors have issued a going concern opinion because of the Company's recurring losses, negative working capital, stockholder's deficit and the absence of revenue-generating operations. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease operations and you could lose your entire investment.

OUR CURRENT BUSINESS

Our 12-month budget is based on minimum operations which will be completely funded by our recent offering. We estimate sales to begin in within 180 days after the completion of this offering. Because our business is customer-driven, our revenue requirements will be reviewed and adjusted based on sales. The costs associated with operating as a public company are included in our budget. Management will be responsible for the preparation of the required documents to keep the costs to a minimum. We cannot however guarantee that we will have sales and the amount raised in this offering may not be enough to meet the operating expenditures of the Company. If we are unable to begin to generate sales revenue to fund our continuing operations, we may be required to accept loans from our director, raise additional funding or apply for outside loans in the next 12 months, however we have no plans to do so at this time. In order to be successful and continue operations we must generate revenue from sales.

PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

The categories or products we intend to offer include wiper systems, clutches, shocks, filters, lighting and signaling, climate control, engine cooling, electrical systems, security and electronics, braking, ignition and heavy duty parts. We plan to launch a marketing campaign to get our web site exposure which will direct consumers directly to the website.

Retail information will be available at our website www.almahautoparts.com. Additionally, to increase awareness, we plan to attend trade shows in Ireland use search engine optimization ("SEO"), social media, online marketing, ads in magazines and brochures. The Company's focus will be on providing parts to trucks, buses, light commercial vehicles, heavy machinery and used European cars.

We will be dedicated to providing consumers an online ordering process which is an easy and painless experience. Access to frequently asked questions; simple part listings and online customer support will make ordering easy and convenient.

With the convenience of the web, online shopping has become not only secure but perhaps the most convenient way to reach consumers who can peruse websites in the comfort of their home or place of business. Customers will be able to log in prepare and save their orders in case they are pressed for time or want to verify something that is required to complete their order.

Once the site is fully operational, we will quickly move on to building a customer service team and developing the interactive web experience that we believe will come to define the Company's dedication to customer ease and convenience.

VALEO SERVICE EXPORT AGREEMENT

On June 8, 2011, Almah entered into a supply agreement (the "VALE Agreement") with Valeo Service Export ("VALE"), a leading aftermarket component supplier headquartered in Saint-Denis, France, which was amended by agreement of the parties on February 16, 2012. Under the Vale Agreement, VALE appointed Almah to solicit orders for all products available for purchase from the VALE website. All products supplied by VALE will be made available to Almah on terms negotiated each year and at prices determined based on order size and market conditions. Almah is required to purchase a minimum of $5,000.00 of the product per year.

Almah intends to market the products in Ireland, the United Kingdom and other European territories. These territories can be extended or reduced if both parties agree.

Per the terms of the VALE Agreement, Almah will bear all expenses for advertising and publicity in connection with the products, and shall submit to VALE for prior approval all print, audio and video materials intended for advertising products which VALE supplies. VALE must provide all advertising material such as product information, images, etc. for local advertising and marketing campaigns.

Almah may use the trademarks owned by VALE for the sale of products and shall acknowledge that all patents, trademarks, copyrights or any other intellectual property rights used or embodied in the products shall remain the sole properties of VALE. Should any infringement be found, Almah will promptly notify and assist VALE to take appropriate action.

The VALE Agreement will be effective when the first order is confirmed within 360 days after the date of signing and shall remain in force for four years, starting from the date the Agreement was signed.

During the term of the VALE Agreement, if either of the two parties is found to have violated the terms of the Agreement the other party has the right to terminate the VALE Agreement by notifying the other party in writing.

REBORDA, UAB AGREEMENT

On January 25, 2012, Almah entered into a distribution and marketing agreement (the "Reborda Agreement") with Reborda, UAB ("Reborda"), a leading spare parts supplier for numerous brands of trucks, buses, trailers and semi-trailers, headquartered in Klaipeda, Lithuania, in which Reborda appointed Almah to solicit orders for certain products available from Reborda. Products supplied by Reborda will be made available to Almah at market price. Almah is required to purchase a minimum of $1,000 of product per quarter starting 120 days after the agreement was signed.

Almah has the right to distribute the Reborda products worldwide but initially intends to market the products in Ireland, the United Kingdom and other European territories.

Per the terms of the Reborda Agreement, Almah will bear all expenses for advertising and publicity in connection with the products, and may use Reborda trademarks, service marks and trade names.

 Almah will initially market and distribute brake pads, brake discs, clutches, shocks and oil filters from Reborda.

The Reborda Agreement will be effective until forty (40) days following the date that either Almah or Reborda, delivers written termination to the other party.

DISTRIBUTION METHODS

All online orders at our website will be fulfilled by shipment of the order directly from a VALE or Reborda facility. Consumers will have a choice of delivery methods. Delivery time is currently estimated to be within three to five business days from the date of the receipt of the order. Shipping costs associated with the order will be calculated at the time the order is placed and will be included in the total amount charged to the customer.

MARKETING

We will focus on SEO so that key words relating to automotive spare parts searched in Ireland and the United Kingdom will place our web site in a high search engine ranking.

We believe that a high level of customer service and support is critical to retaining and expanding a reliable, repeat customer base and for establishing and maintaining a trusted brand name. Accordingly, while we currently do not have the financial resources, or the need to employ any customer service personnel, we do intend to develop a superior customer service policy. Our website will automatically notify consumers of completed orders that are in transit. We are dedicated to providing superior customer satisfaction to secure repeat customers.

COMPETITION

Our strategy will be to offer a broad selection of high quality and reputable automotive parts and accessories which we believe will generate do-it-yourself customer traffic and also appeal to commercial customers.

The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including name recognition, product availability, customer service and price. The market for online sales of auto parts, in which the Company plans to compete, is also extremely competitive. Companies providing similar services in Ireland and the United Kingdom include but are not limited to: Irish Auto Parts, Auto Parts Ireland, Partfinder, Cars N Parts, Techstore, KD Auto Parts, Top Part Motor Factors, Somora Motor Parts, Euro Car parts, buypartsby.com, Auto Parts UK, 247Spares, London Auto Parts, DA Auto Parts. In addition to online sellers of automotive parts, we will also compete with automotive parts stores and automobile dealers that supply parts.

The principal competitive factors that we expect to affect the Company's business are easy access and use of our website, customer service, product selection, availability, quality and price. We intend to focus on SEO and customer service to attract and maintain customers. In addition we believe a user-friendly site will allow us to gain market share from competitors who may offer similar services.

SOURCES AND AVAILABILITY OF PRODUCTS

Under our Supply Agreement with VALE, all products supplied by VALE will be made available to Almah on terms negotiated each year and prices determined based on order size and market conditions. Almah will act as a marketing source for VALE and will not be responsible for shipping but instead will receive a markup from the price quoted by VALE and the price charged on our website.

Under our Distribution and Marketing Agreement with Reborda, Reborda will make available to us such products as we may order on a best efforts basis to fill the order within a period of thirty days or less. Reborda agrees to use reasonable best efforts to maintain sufficient inventory to fill Almah orders and if a shortage exists, Reborda will allocate its available inventory to Almah in proportion to a percentage of all customer orders for such product during the previous year.

SEASONALITY

We expect our business to be somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, we expect that our business can be affected by weather conditions. While unusually heavy precipitation tends to decrease sales because elective maintenance is deferred during such periods, extremely hot or cold weather tends to enhance sales by causing automotive parts to fail at an accelerated rate.

PATENTS AND TRADEMARKS

Almah may use the trademarks owned by VALE and Reborda for the sale of products and shall acknowledge that all patents, trademarks, copyrights or any other intellectual property rights used or embodied in the products shall remain the sole properties of VALE and Reborda. Should any infringement be found, Almah will promptly notify and assist VALE or Reborda to take appropriate action.

We currently have no patents or trademarks for our brand name; however, as business is established and operations commence, we may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and product line names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design, products, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and content. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

GOVERNMENT APPROVAL

We do not require any government approval for our services. As an online business, our business will not be subject to any environmental laws.

GOVERNMENT AND INDUSTRY REGULATION

We will be subject to local and international laws and regulations that relate directly or indirectly to our operations. We will also be subject to common business and tax rules and regulations pertaining to the operation of our business.

RESEARCH AND DEVELOPMENT ACTIVITIES

Other than time spent researching our proposed business, we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees and no employment agreements. Joey Power, our sole officer and director, currently provides his services on a consultant basis without compensation. At this time, he is responsible for all aspects of our business. We may need to hire an employee in the future to assist in the monitoring and fulfillment of orders.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATING TO OUR BUSINESS AND FINANCIAL CONDITION

BECAUSE OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION, THERE IS A SUBSTANTIAL UNCERTAINTY THAT WE WILL CONTINUE OPERATIONS IN WHICH CASE YOU COULD LOSE YOUR INVESTMENT.

Our auditors have issued a going concern opinion because of the Company's recurring losses, negative working capital, stockholder's deficit and the absence of revenue-generating operations. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your entire investment.

JOEY POWER, THE SOLE OFFICER AND DIRECTOR OF THE COMPANY, CURRENTLY DEVOTES APPROXIMATELY 20 HOURS PER WEEK TO COMPANY MATTERS. HE DOES NOT HAVE ANY PUBLIC COMPANY EXPERIENCE AND IS INVOLVED IN OTHER BUSINESS ACTIVITIES. THE COMPANY'S NEEDS COULD EXCEED THE AMOUNT OF TIME OR LEVEL OF EXPERIENCE HE MAY HAVE. THIS COULD RESULT IN HIS INABILITY TO PROPERLY MANAGE COMPANY AFFAIRS, RESULTING IN OUR REMAINING A START-UP COMPANY WITH NO REVENUES OR PROFITS.

Our business plan does not provide for the hiring of any additional employees until sales will support the expense. Until that time the responsibility of developing the Company's business, the offering and selling of the shares through this prospectus and fulfilling the reporting requirements of a public company all fall upon Mr. Power. While his business experience includes management and marketing, particularly in the automotive industry, he does not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the Company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of our business.

SINCE WE ARE A DEVELOPMENT STAGE COMPANY, HAVE GENERATED NO REVENUES AND LACK AN OPERATING HISTORY, AN INVESTMENT IN THE SHARES OFFERED HEREIN IS HIGHLY RISKY AND COULD RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

Our Company was incorporated in September 2009; we have only recently commenced our business operations; and we have generated no revenue. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

WE CANNOT PREDICT WHEN OR IF WE WILL PRODUCE REVENUES WHICH COULD RESULT IN A TOTAL LOSS OF YOUR INVESTMENT IF WE ARE UNSUCCESSFUL IN OUR BUSINESS PLANS.

We have not yet generated any revenues from operations. In order for us to continue with our plans and open our business, we must raise capital to do so through this offering. There can be no assurance that we will generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if you decide to purchase shares in this offering and we are not successful in our proposed business plans.

COMMENCEMENT AND DEVELOPMENT OF OPERATIONS WILL DEPEND ON THE PUBLIC'S ACCEPTANCE OF OUR PROPOSED ONLINE AUTOMOTIVE PARTS BUSINESS. IF THE PUBLIC DOESN'T FIND OUR PRODUCTS DESIRABLE AND SUITABLE FOR PURCHASE AND WE CANNOT ESTABLISH A CUSTOMER BASE, WE MAY NOT BE ABLE TO GENERATE ANY REVENUES, WHICH WOULD RESULT IN A FAILURE OF OUR BUSINESS AND A LOSS OF ANY INVESTMENT YOU MAKE IN OUR SHARES.

The ability to find and ship automotive parts that consumers find desirable and willing to purchase is critically important to our success. We cannot be certain that the products that we will be offering will be appealing to the public and as a result there may not be any demand for these products and our sales could be limited and we may never realize any revenues. In addition, there are no assurances that if we alter or change the products we offer in the future that the public's demand for these new products will develop and this could adversely affect our business and any possible revenues.

IF DEMAND FOR THE PRODUCTS WE PLAN TO OFFER SLOWS, THEN OUR BUSINESS WOULD BE MATERIALLY AFFECTED.

Demand for products which we intend to sell depends on many factors, including:

     * the number of vehicles in current service, including those that are seven years old and older. These vehicles are generally no longer under the original vehicle manufacturers' warranties and tend to need more maintenance and repair than newer vehicles.
     * rising energy prices. Increases in energy prices may cause our customers to defer purchases of certain of our products as they are required to use a higher percentage of their income to pay for gasoline and other energy costs.

     * the economy. In periods of rapidly declining economic conditions, customers may defer vehicle maintenance or repair. Additionally, such conditions may affect our customers' ability to obtain credit. During periods of expansionary economic conditions, more customers may pay others to repair and maintain their cars instead of working on their own vehicles or they may purchase new vehicles.
     * the weather. Mild weather conditions may lower the failure rates of automotive parts, while wet conditions may cause our customers to defer maintenance and repair on their vehicles. Extremely hot or cold conditions may enhance demand for our products due to increased failure rates of our customers' automotive parts.
     * technological advances. Advances in automotive technology and parts design could result in cars needing maintenance less frequently and parts lasting longer.

For the long term, demand for the products we plan to offer may be affected by:

     * the number of miles vehicles are driven annually. Higher vehicle mileage increases the need for maintenance and repair. Mileage levels may be affected by gas prices, the economy and other factors.
     * the quality of the vehicles manufactured by the original vehicle manufacturers and the length of the warranties or maintenance offered on new vehicles; and
     * restrictions on access to diagnostic tools and repair information imposed by the original vehicle manufacturers or by governmental regulation.

All of these factors could result in immediate and longer term declines in the demand for the products we plan to offer, which could adversely affect our sales, cash flows and overall financial condition.

THE LOSS OF THE SERVICES OF JOEY POWER COULD SEVERELY IMPACT OUR BUSINESS OPERATIONS AND FUTURE DEVELOPMENT, WHICH COULD RESULT IN A LOSS OF REVENUES AND YOUR ABILITY TO EVER SELL ANY SHARES YOU PURCHASE IN THIS OFFERING.

Our performance is substantially dependent upon the professional expertise of our President, Joey Power. Mr. Power has extensive expertise in the automotive industry and we are dependent on his abilities to develop our business. If he were unable to perform his duties, this could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace him with another individual qualified to develop and market our business. The loss of his services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase in this offering.

THE AUTOMOTIVE PARTS INDUSTRY IS HIGHLY COMPETITIVE.

We expect to compete against a number of large well-established companies with greater name recognition, a more comprehensive offering of products, and with substantially larger resources than ours; including financial and marketing. In addition to these large competitors there are numerous smaller operations that have developed and are marketing automotive products. There can be no assurance that we can compete successfully in this complex and changing market. If we cannot successfully compete in this highly competitive industry, we may never be able to generate revenues or become profitable. As a result, you may never be able to liquidate or sell any shares you purchase in this offering.

WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS STRATEGY, WHICH COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

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

THERE ARE NO SUBSTANTIAL BARRIERS TO ENTRY INTO THE INDUSTRY AND BECAUSE WE DO NOT CURRENTLY HAVE ANY COPYRIGHT PROTECTION FOR THE PRODUCTS WE INTEND TO SELL, THERE IS NO GUARANTEE SOMEONE ELSE WILL NOT DUPLICATE OUR IDEAS AND BRING THEM TO MARKET BEFORE WE DO, WHICH COULD SEVERELY LIMIT OUR PROPOSED SALES AND REVENUES.

Since we have no copyright protection, unauthorized persons may attempt to copy aspects of our business, including our web site design or functionality, products or marketing materials. Any encroachment upon our corporate information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their copyright, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

AS WE WILL INTEND TO BE CONDUCTING INTERNATIONAL BUSINESS TRANSACTIONS, WE WILL BE EXPOSED TO LOCAL BUSINESS RISKS IN DIFFERENT COUNTRIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

We intend to sell our products internationally, and we expect to have customers located in several countries. Our international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

     * new and different legal and regulatory requirements in local jurisdictions;
     * potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;
     *    risk of nationalization of private enterprises by foreign governments;
     * legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and
     * local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in the locations where we will do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our operations and upon our financial condition and results of operations.

Since our services will be available over the Internet in foreign countries and we will have customers residing in foreign countries, foreign jurisdictions may require us to qualify to do business in their country. We will be required to comply with certain laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from online sites located elsewhere.

OUR OPERATIONS IN DEVELOPING MARKETS COULD EXPOSE US TO POLITICAL, ECONOMIC AND REGULATORY RISKS THAT ARE GREATER THAN THOSE WE MAY FACE IN ESTABLISHED MARKETS. FURTHER, OUR INTERNATIONAL OPERATIONS MAY REQUIRE US TO COMPLY WITH ADDITIONAL UNITED STATES AND INTERNATIONAL REGULATIONS.

For example, we must comply with the Foreign Corrupt Practices Act, or "FCPA," which prohibits companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. We may operate in some nations that have experienced significant levels of governmental corruption. Our employees, agents and contractors, including companies to which we outsource business operations, may take actions in violation of our policies and legal requirements. Such violations, even if prohibited by our policies and procedures, could have an adverse effect on our business and reputation. Any failure by us to ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial civil and criminal penalties or restrictions on our ability to conduct business in certain foreign jurisdictions, and our results of operations and financial condition could be materially and adversely affected.

In addition, our ability to attract and retain customers may be adversely affected if the reputations of the online automotive parts sales industry as a whole or particular online sites are damaged. The perception of untrustworthiness within our industry or of online sites could materially adversely affect our ability to attract and retain customers.

FAILURE OF THIRD-PARTY SYSTEMS OR THIRD-PARTY SERVICE AND SOFTWARE PROVIDERS UPON WHICH WE RELY COULD ADVERSELY AFFECT OUR BUSINESS.

We will rely on certain third-party computer systems or third-party service and software providers, including data centers, technology platforms, back-office systems, Internet service providers and communications facilities. Any interruption in these third-party services, or deterioration in their performance or quality, could adversely affect our business. If our arrangement with any third party is terminated, we may not be able to find alternative systems or service providers on a timely basis or on commercially reasonable terms. This could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We host our platform and serve all of our customers from our network servers, which will be located at various data center facilities. Problems faced by our data center locations or with the telecommunications network providers with whom we may contract could adversely affect the experience of our customers. If our data centers are unable to keep up with our growing needs for capacity or close without adequate notice, this could have an adverse effect on our business. Any changes in third-party service levels at our data centers or any errors, defects, disruptions, or other performance problems with our services could harm our reputation and adversely affect the performance of our platform. Interruptions in our services might reduce our sales revenues, subject us to potential liability and thereby adversely affect our business, financial condition, results of operations and cash flows.

A DISRUPTION IN ONLINE SERVICE WOULD CEASE OR SUSPEND SERVICE

We cannot guarantee that our website will operate without interruption or error. We are bound only by a best efforts obligation as regards the operation and continuity of service. Although we are not be liable for the alteration or fraudulent access to data and/or accidental transmission through viruses or other harmful conduct in connection with the use of our website, disruption of our online service would adversely affect our business, financial conditions, results of operations and cash flows.

DETERIORATION IN GENERAL MACRO-ECONOMIC CONDITIONS, INCLUDING UNEMPLOYMENT, INFLATION OR DEFLATION, CONSUMER DEBT LEVELS, HIGH FUEL AND ENERGY COSTS, UNCERTAIN CREDIT MARKETS OR OTHER RECESSIONARY TYPE CONDITIONS COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

Deterioration in general macro-economic conditions would impact us through (i) potential adverse effects from deteriorating and uncertain credit markets (ii) the negative impact on our supplier and customers and (iii) an increase in operating costs from higher energy prices.

IMPACT OF CREDIT MARKET UNCERTAINTY

Significant deterioration in the financial condition of large financial institutions in recent years resulted in a severe loss of liquidity and available credit in global credit markets and in more stringent borrowing terms. Accordingly, we may be limited in our ability to borrow funds to finance our operations. An inability to obtain sufficient financing at cost-effective rates could have a materially adverse effect on our planned business operations and financial condition.

IMPACT ON OUR SUPPLIER

Our business depends on maintaining a favorable relationship with our supplier and on our supplier's ability and/or willingness to sell products to us at favorable prices and terms. Many factors outside of our control may harm this relationship and the ability or willingness of our supplier to sell us products on favorable terms. One such factor is a general decline in the economy and economic conditions and prolonged recessionary conditions. These events could negatively affect our supplier's operations and make it difficult for it to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet our product requirements. Financial or operational difficulties that our supplier may face could also increase the cost of the products we purchase from it or our ability to source product from it. In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with our supplier and could lead to less competition and result in higher prices. We could also be negatively impacted if our supplier experiences bankruptcy, work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from it.

IMPACT ON OUR CUSTOMERS

Deterioration in macro-economic conditions may have a negative impact on our customers' financial resources and disposable income. This impact could reduce their willingness or ability to pay for accessories, maintenance or repair of their vehicles, which results in lower sales at our site. Higher fuel costs may also reduce the overall number of miles driven by our customers resulting in fewer parts failures and elective maintenance required to be completed.

IMPACT ON OPERATING EXPENSES

Rising energy prices could directly impact our operating costs, including our utility and product costs.

IF WE CANNOT OBTAIN ENOUGH PRODUCTS TO SATISFY CUSTOMER DEMAND, OUR ABILITY TO EXECUTE OUR BUSINESS PLAN WILL BE ADVERSELY AFFECTED.

Our customers' needs will often require the fulfillment of orders within short periods. As a result, a sudden increase in demand from our customers without a correlative increase in the level of products we are able to obtain from our supplier might prevent us from timely satisfying our customers' demand for products. Because our customers' demand will persist regardless of our ability to meet that demand, our inability to deliver a sufficient quantity of products to satisfy our customers' needs may lead those customers to obtain product elsewhere, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

OUR BUSINESS IS CURRENTLY RELIANT ON TWO SUPPLIERS. IF OUR SUPPLIERS DO NOT MEET OUR REQUIREMENTS, OUR ABILITY TO SUPPLY PRODUCTS TO OUR CUSTOMERS WILL BE MATERIALLY IMPAIRED.

We currently rely on two suppliers from which we intend to obtain products. Until we are able to contract with other suppliers, our business will be entirely dependent upon the relationships with these two suppliers. There can be no assurance that we will be able to sustain a relationship with our suppliers or that our suppliers will be able to meet our needs in a satisfactory and timely manner, or that we can obtain substitute or additional suppliers, when and if needed. Our reliance on a limited number of suppliers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over the distribution process, quality assurance, delivery schedules, production yields and costs, and early termination of, or failure to renew, contractual arrangements. A significant price increase, an interruption in supply from our suppliers, or the inability to obtain additional suppliers, when and if needed, could have a material adverse effect on our business, results of operations and financial condition.

OUR BUSINESS IS SUBJECT TO RISKS OF TERRORIST ACTS, ACTS OF WAR, POLITICAL UNREST, PUBLIC HEALTH CONCERNS, LABOR DISPUTES AND NATURAL DISASTERS.

Terrorist acts, acts of war, political unrest, public health concerns, labor disputes or national disasters may disrupt our operations, as well as those of our customers. These types of acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could weaken the domestic and global economies and create additional uncertainties, thus forcing our customers to reduce their capital spending, or cancel or delay already planned construction projects, which could have a material adverse impact on our business, operating results and financial condition, including loss of sales or customers.

RISKS RELATING TO OUR COMMON STOCK

THE TRADING IN OUR SHARES WILL BE REGULATED BY SECURITIES AND EXCHANGE COMMISSION RULE 15G-9 WHICH ESTABLISHED THE DEFINITION OF A "PENNY STOCK." THE EFFECTIVE RESULT IS THAT FEWER PURCHASERS ARE QUALIFIED BY THEIR BROKERS TO PURCHASE OUR SHARES, AND THEREFORE A LESS LIQUID MARKET FOR OUR INVESTORS TO SELL THEIR SHARES.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse), or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may make it difficult or impossible for you to resell any shares you may purchase.

OUR DIRECTOR WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS AS A MINORITY STOCKHOLDER, YOU WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT YOUR ABILITY TO EVER RESELL ANY SHARES YOU PURCHASE IN THIS OFFERING.

Our executive officer and director owns 67% of our common stock. He has a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the Company or other matters that could affect your ability to ever resell your shares. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

THE COMPANY HAS A LACK OF DIVIDEND PAYMENTS.

The Company has paid no dividends in the past and has no plans to pay any dividends in the foreseeable future.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

Our operations are currently being conducted out of the premises of our President, Joey Power on a rent-free basis during our development stage. The office is at Pembroke House, 28-32 Pembroke St Upper, Dublin 2, Ireland. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the Company.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol "AAHC.OB". Our shares have been quoted on the Over-The-Counter Bulletin Board since June 26, 2012. There have been no active trading of our shares of common stock.

Our transfer agent is Empire Stock Transfer, 1859 Whitney Mesa Drive, Henderson, NV 89014.

HOLDERS OF OUR COMMON STOCK

As of September 30, 2012, there were 30 registered stockholders holding 6,030,000 shares of our issued and outstanding common stock.

DIVIDEND POLICY

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. We would not be able to pay our debts as they become due in the usual course of business; or
     2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the year ended September 30, 2012.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2012.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PLAN OF OPERATION

We are a development stage company that has not yet generated or realized any revenues from our business operations.

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

We incurred operating expenses of $36,611 for the year ended September 30, 2012. We incurred operating expenses of $5,037 for the year ended September 30, 2011. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the years ended September 30, 2012 and 2011 was $36,611 and $5,037, respectively, with no revenues for either period. Our net loss from inception (September 16, 2009) through September 30, 2012 was $41,648.

As of September 30, 2012, there is a total of $61 in a note payable that is owed by the company to Joey Power, an officer and director, for expenses that he has paid on behalf of the company. The note is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended September 30, 2012 was $40,300. On July 11, 2008 we received $20,000 from the sale of common stock to our director, Mr. Power, who purchased 4,000,000 shares of our Common Stock at $0.005 per share. During the months of April and May 2012 we received $20,300 from the sale of common stock to 29 stockholders pursuant to an offering of our common stock shares registered on Form S-1 with the U.S. Securities and Exchange Commission. The shares were sold at a price of $0.01 per share, 2,030,000 shares were sold. The offering was closed on May 9, 2012 and the shares were issued on May 30, 2012. One purchaser was deemed an affiliate and the 70,000 shares purchased by that person are restricted shares.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012 we had $4,468 in cash, $250 in prepaid expenses and there were outstanding liabilities of $6,066. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception.

GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has not generated any revenue to date, has losses and an accumulated deficit. The Company does not currently have any revenue generating operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Management plans to fund operations of the Company through the proceeds of their recent offering or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     [LETTERHEAD OF PARITZ & COMPANY, P.A.]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Almah, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Almah, Inc. (A Development Stage Company) as of September 30, 2012 and 2011, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended September 31, 2012 and 2011 and for the period from inception (September 16, 2009) to September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not generated any revenue to date, has incurred net losses and, has an accumulated deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Almah, Inc. (A Development Stage Company) as of September 30, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from inception (September 16, 2009) to September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.


/s/ Paritz and Co. P.A.
-------------------------------------
Paritz and Co. P.A.
Hackensack, N.J.
December 19, 2012

                                   ALMAH, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                September 30,      September 30,
                                                                    2012               2011
                                                                  --------           --------
ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                       $  4,468           $ 17,925
  Prepaid Expense                                                      250                 99
                                                                  --------           --------

      TOTAL CURRENT ASSETS                                        $  4,718           $ 18,024
                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS DEFICIENCY

CURRENT LIABILITIES
  Other payable                                                   $     25           $     --
  Note payable - Related party                                          61                 61
  Accrued expenses                                                   5,980              3,000
                                                                  --------           --------
      TOTAL CURRENT LIABILITIES                                      6,066              3,061
                                                                  --------           --------

SHAREHOLDERS' EQUITY
  Common Stock - $0.001 par value; 75,000,000 shares
   authorized; 6,030,000 and 4,000,000 shares issued and
   outstanding at September 30, 2012 and 2011                        6,030              4,000
  Additional paid-in-capital                                        34,270             16,000
  Deficit accumulated during development stage                     (41,648)            (5,037)
                                                                  --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                    (1,348)            14,963
                                                                  --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  4,718           $ 18,024
                                                                  ========           ========


                 See accompanying notes to financial statements

                                   ALMAH, INC.
                          (A Development Stage Company)
                             Statement of Operations

                                                                                                    Cumulative from
                                                                                                   September 16, 2009
                                                              Year ended           Year ended        (Inception) to
                                                             September 30,        September 30,       September 30,
                                                                 2012                 2011                 2012
                                                              ----------           ----------           ----------
REVENUES                                                      $       --           $       --           $       --
COST OF SALES                                                         --                   --                   --
                                                              ----------           ----------           ----------
Gross Margin                                                          --                   --                   --
                                                              ----------           ----------           ----------

OPERATING EXPENSES
  General & administrative expenses                               36,611                5,037               41,648
                                                              ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                          36,611                5,037               41,648

OTHER INCOME                                                          --                   --                   --
(LOSS) BEFORE INCOME TAX EXPENSE                                 (36,611)              (5,037)             (41,648)
                                                              ----------           ----------           ----------
Income tax expense                                                    --                   --                   --
                                                              ----------           ----------           ----------

NET (LOSS)                                                    $  (36,611)          $   (5,037)          $  (41,648)
                                                              ==========           ==========           ==========

BASIC AND DILUTED NET LOSS PER SHARE                          $    (0.01)          $    (0.00)
                                                              ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           4,684,082            1,073,973
                                                              ==========           ==========


                 See accompanying notes to financial statements

                                   ALMAH, INC.
                          (A Development Stage Company)
                       Statements of Stockholder's Equity

                                                                                              Deficit
                                                                                            Accumulated
                                                       Common Stock            Additional     During           Total
                                                   ---------------------        Paid-in     Development     Stockholders'
                                                   Shares         Amount        Capital        Stage           Equity
                                                   ------         ------        -------        -----           ------
STOCKHOLDER'S DEFICIENCY BALANCE
 AT SEPTEMBER 16, 2009                                   --      $     --       $    --       $     --        $     --

BALANCE AT SEPTEMBER 30, 2009                            --            --            --             --              --
                                                  ---------      --------       -------       --------        --------

BALANCE AT SEPTEMBER 30, 2010                            --            --            --             --              --
                                                  ---------      --------       -------       --------        --------

Issuance of Common Stock on July 11, 2011         4,000,000         4,000        16,000             --          20,000

Net Loss                                                 --            --            --         (5,037)         (5,037)

BALANCE AT SEPTEMBER 30, 2011                     4,000,000         4,000        16,000         (5,037)         14,963
                                                  ---------      --------       -------       --------        --------

Issuance of Common Stock on May 30, 2012          2,030,000         2,030        18,270             --          20,300

Net Loss                                                 --            --            --        (36,611)        (36,611)
                                                  ---------      --------       -------       --------        --------

BALANCE AT SEPTEMBER 30, 2012                     6,030,000      $  6,030       $34,270       $(41,648)       $ (1,348)
                                                  =========      ========       =======       ========        ========


                 See accompanying notes to financial statements

                                   ALMAH, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                Cumulative from
                                                                                               September 16, 2009
                                                             Year ended         Year ended       (Inception) to
                                                            September 30,      September 30,      September 30,
                                                                2012               2011               2011
                                                             --------           --------           --------
CASH FLOWS FROM OPERATIING ACTIVITIES:
  Net (Loss)                                                  $(36,611)          $ (5,037)          $(41,648)
  Adjustments to reconcile net loss to net cash
   used in operating activities
  Changes in operating assets and liabilities
    Increase (decrease) in Prepaid Expenses                       (151)               (99)              (250)
    Increase (decrease) in Accounts Payable                         25                 --                 25
    Increase (decrease) in Accrued expenses                      2,980              3,000              5,980
                                                              --------           --------           --------
           NET CASH USED IN OPERATING ACTIVITIES               (33,757)            (2,136)           (35,893)
                                                              --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable - related party                                      --                 61                 61
  Proceeds from sale of common stock                            20,300             20,000             40,300
                                                              --------           --------           --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES            20,300             20,061             40,361
                                                              --------           --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      (13,457)            17,925              4,468
                                                              --------           --------           --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                17,925                 --                 --
                                                              --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  4,468           $ 17,925           $  4,468
                                                              ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                    $     --           $     --           $     --
                                                              --------           --------           --------
  Income Taxes                                                $     --           $     --           $     --
                                                              --------           --------           --------


                 See accompanying notes to financial statements

                                   Almah, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Almah, Inc. ("the Company") was incorporated under the laws of the State of Nevada on September 16, 2009. The Company is in the development stage and it intends distribute automobile spare parts online.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, September 16, 2009 through September 30, 2012 the Company has accumulated losses of $41,648.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments. ASC 820, "Fair Value Measurements" defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accounts payable, advances payable, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

                                   Almah, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with current accounting standards, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Equity accounts are translated at historical amounts. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

BASIC AND DILUTED LOSS PER SHARE

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 "Earnings per Share", (formerly SFAS 128) which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the period ended September 30, 2011, the Company issued 4,000,000 shares of common stock to the Company's sole director and officer for total cash proceeds of $20,000.

                                   Almah, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


NOTE 3. CAPITAL STOCK (CONTINUED)

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

At September 30, 2012, there were no outstanding stock options or warrants.

NOTE 4. NOTE PAYABLE - RELATED PARTY

On January 6, 2011, a Director and President, Joey Power loaned the Company $61. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 5. INCOME TAXES

As of September 30, 2012 the Company had net operating loss carry forwards of approximately $41,648 that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                                        From September 16, 2009
                                                             (Inception) to
                                                           September 30, 2012
                                                           ------------------
Net Operating Loss                                              $ 41,648
Statutory Tax Rate                                                    34%
Deferred Tax Asset                                              $ 14,160
Valuation Allowance                                             $(14,160)
                                                                --------

Net Deferred Tax Asset                                          $     --
                                                                ========

NOTE 6. GOING CONCERN

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has not generated any revenue to date, has losses and an accumulated deficit. The Company does not currently have any revenue generating operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

                                   Almah, Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                               September 30, 2012


NOTE 6. GOING CONCERN (CONTINUED)

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

Management plans to fund operations of the Company through the proceeds of their recent offering or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

NOTE 7. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Mr. Joey Power, sole officer and director of the Company, will provide the Company with use of office space and services free of charge. The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

As of September 30, 2012 there was $61 owed to Mr. Powers. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2012 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2012, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company's controls and procedures were not effective for the purposes described above.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934) during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") INTERNAL CONTROL - INTERGRATED FRAMEWORK as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company's internal controls over financial reporting were not effective as of September 30, 2012.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As at September 30, 2012, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

                                                              Date First Elected
Name         Position Held with the Company           Age        or Appointed
----         ------------------------------           ---        ------------
Joey Power   President, Chief Executive Officer,      34      September 16, 2009
             Chief Financial Officer, and Director

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Joey Power is currently employed by Denis Henderson Car Garage based in Marina Industrial Park, Cork City, Ireland. Mr. Power has been employed there since 1997. Mr. Power is the office and garage manager and is responsible for a staff of 15 mechanics. Mr. Power obtained a diploma in Mechanical Automobile Engineering from Cork Institute of Technology in 1997.

TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the director and officer described above.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, Mr. Power has not been the subject of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Power was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Power's involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

CORPORATE GOVERNANCE

We do not have a compensation committee and we do not have an audit committee financial expert. We do not have a compensation committee because our Board of Directors consists of a sole director and we do not pay any compensation at this time. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive in the circumstances of our Company. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

CONFLICTS OF INTEREST

The only conflict that we foresee is that our president and director will devote time to projects that do not involve Almah, Inc. This includes his current duties as an employee of other companies. Mr. Power has agreed to dedicate additional time to Almah, Inc., at such a time when it is required.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

AUDIT COMMITTEE

The Company's audit committee is composed of its sole director and officer, Joey Power.

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert" as defined in
Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

ITEM 11. EXECUTIVE COMPENSATION

Currently, our officer and director receives no compensation for his services during the development stage of our business operations. He is reimbursed for any out-of-pocket expenses that he incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Joey Power,     2012     0          0          0            0          0            0             0         0
President,      2011     0          0          0            0          0            0             0         0
CEO, CFO and    2010     0          0          0            0          0            0             0         0
Director        2009     0          0          0            0          0            0             0         0


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Joey           0              0              0            0          0           0           0            0            0
Power

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Joey Power          0          0          0            0                0               0             0

OPTION GRANTS. There have been no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE. There have been no stock options exercised by the executive officer named in the Summary Compensation Table.

LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS. There have been no awards made to a named executive officer in the last completed fiscal year under any LTIP.

COMPENSATION OF DIRECTORS

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

EMPLOYMENT AGREEMENTS

We do not have any employment agreements in place with our sole officer and director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of     Number of Shares     Number of Shares      Percentage of
Beneficial Owner         Before Offering      After Offering         Ownership
----------------         ---------------      --------------         ---------
Joey Power                  4,000,000           4,000,000               67%
Pembroke House,
28-32 Pembroke St Upper
Dublin 2, Ireland

All Officers and
Directors as a Group        4,000,000           4,000,000               67%

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 4,000,000 shares have been issued to the existing stockholder, all of which are held by our sole officer and director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. As discussed above, Rule 144 is not available for the resale of securities issued by any issuer that is or has been at any time previously a shell unless the issuer meets specified conditions.

CHANGES IN CONTROL

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Joey Power is our sole officer and director. We are currently operating rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On July 11, 2011 the Company issued a total of 4,000,000 shares of common stock to Mr. Power for cash at $0.005 per share for a total of $20,000.

On January 6, 2011, Mr. Power loaned the Company $61. The loan is non-interest bearing, unsecured and due upon demand.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended September 30, 2012, the total fees billed for audit-related services was $6,250, for tax services was $0 and for all other services was $0.

During the year ended September 30, 2011, the total fees billed for audit-related services was $4,275 for tax services was $0 and for all other services was $0.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this registration statement:

Exhibit
Number                             Description
------                             -----------
3.1           Articles of Incorporation (filed as an exhibit to our Form S-1
              Registration Statement, filed on January 1, 2012 and subsequent amendments)
3.2           Bylaws (filed as an exhibit to our Form S-1 Registration
              Statement, filed on January 1, 2012 and subsequent amendments)
31.1*         Certification of Chief Executive Officer and Chief Financial
              Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*         Certification of Chief Executive Officer and Chief Financial
              Officer pursuant Section 906 Certifications under Sarbanes-Oxley
              Act of 2002
101*          Interactive data files pursuant to Rule 405 of Regulation S-T

----------
*    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALMAH, INC.


By /s/ Joey Power
   --------------------------------------
   Joey Power
   President, Secretary, Treasurer,
   Chief Executive Officer and Chief
   Financial Officer (Principal Executive
   Officer, Principal Accounting Officer
   and Principal Financial Officer)

Date: December 27, 2012