Form 10-Q
period 2012-12-31
ALMAH,INC
filed 2013-02-14
CIK 1537561

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,030,000 shares as of February 14, 2013

ITEM 1. FINANCIAL STATEMENTS

                                   ALMAH, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                         December 31,      September 30,
                                                                            2012               2012
                                                                          --------           --------
                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents                                               $  3,203           $  4,468
  Prepaid Expense                                                              250                250
                                                                          --------           --------

      TOTAL CURRENT ASSETS                                                $  3,453           $  4,718
                                                                          ========           ========

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Other payable                                                           $     25           $     25
  Note payable - Related party                                                  61                 61
  Accrued expenses                                                           5,980              5,980
                                                                          --------           --------
      Total current liabilities                                              6,066              6,066
                                                                          --------           --------
SHAREHOLDERS' EQUITY
  Common Stock - $0.001 par value; 75,000,000 shares authorized;             6,030              6,030
   6,030,000 and 4,000,000 shares issued and outstanding at
   June 30, 2012 and September 30, 2012
  Additional paid-in-capital                                                34,270             34,270
  Deficit accumulated during development stage                             (42,913)           (41,648)
                                                                          --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                            (2,613)            (1,348)
                                                                          --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  3,453           $  4,718
                                                                          ========           ========


                 See accompanying notes to financial statements

                                   ALMAH, INC.
                          (A Development Stage Company)
                             Statement of Operations
                                   (unaudited)

                                                                                      Cumulative from
                                             Three Months         Three Months      September 16, 2009
                                                Ended                Ended            (Inception) to
                                             December 31,         December 31,         December 31,
                                                 2012                 2011                 2012
                                              ----------           ----------           ----------
REVENUES                                      $       --           $       --           $       --
                                              ----------           ----------           ----------
OPERATING EXPENSES
  General & administrative expenses                1,265                  868               42,913
                                              ----------           ----------           ----------
TOTAL OPERATING EXPENSES                           1,265                  868               42,913

LOSS BEFORE INCOME TAX EXPENSE                    (1,265)                (868)             (42,913)
                                              ----------           ----------           ----------

Income tax expense                                    --                   --                   --
                                              ----------           ----------           ----------

Net loss                                      $   (1,265)          $     (868)          $  (42,913)
                                              ==========           ==========           ==========

Basic and diluted net loss per share          $    (0.00)          $    (0.00)
                                              ==========           ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            4,583,204            4,000,000
                                              ==========           ==========


                 See accompanying notes to financial statements

                                   ALMAH, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                            Cumulative from
                                                       Three Months       Three Months    September 16, 2009
                                                          Ended              Ended          (Inception) to
                                                       December 31,       December 31,       December 31,
                                                           2012               2011               2012
                                                         --------           --------           --------
CASH FLOWS FROM OPERATIING ACTIVITIES:
  Net Loss                                               $ (1,265)          $   (868)          $(42,913)
  Changes in operating assets and liabilities
    Increase (decrease) in Prepaid Expenses                    --                 99               (250)
    Increase (decrease) in Other Payable                       --                 --                 25
    Increase (decrease) in Accrued expenses                    --             (3,000)             5,980
                                                         --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                      (1,265)            (3,769)           (37,158)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Note payable - related party                                 --                 --                 61
  Proceeds from sale of common stock                           --                 --             40,300
                                                         --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      --                 --             40,361
                                                         --------           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (1,265)            (3,769)             3,203

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            4,468             17,925                 --
                                                         --------           --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  3,203           $ 14,156           $  3,203
                                                         ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                               $     --           $     --           $     --
                                                         --------           --------           --------
  Income Taxes                                           $     --           $     --           $     --
                                                         --------           --------           --------


                 See accompanying notes to financial statements

                                   ALMAH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2012


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Almah, Inc. (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2012 filed on form 10-K with the U.S. Securities and Exchange Commission on December 31, 2012.

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

The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

                                   ALMAH, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2012


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

As of December 31, 2012 there was $61 owed to Mr. Powers. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 4. CAPITAL STOCK

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the year ended September 30, 2011, the Company issued 4,000,000 shares of common stock to the Company's sole director and officer for total cash proceeds of $20,000.

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

NOTE 5. INCOME TAXES

As of December 31, 2012 the Company had net operating loss carry forwards of approximately $42,913 that may be available to reduce future years' taxable income through 2017. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

                                                                    From
                                                             September 16, 2009
                                                               (Inception) to
                                                                December 31,
                                                                    2012
                                                                  --------

Net Operating Loss                                                $ 42,913
Statutory Tax Rate                                                      34%
Deferred Tax Asset                                                  14,590
Valuation Allowance                                                (14,590)
                                                                  --------

Net Deferred Tax Asset                                            $     --
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

We incurred operating expenses of $1,265 and $868 for the three month period ended December 31, 2012 and 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended December 31, 2012 and 2011 was $1,265 and $868, respectively, with no revenues for either period. Our net loss from inception (September 16, 2009) through December 31, 2012 was $42,913.

As of December 31, 2012, there is a total of $61 in a note payable that is owed by the company to Joey Power, an officer and director, for expenses that he has paid on behalf of the company. The note is interest free and payable on demand.

Cash provided by financing activities from inception through the period ended December 31, 2012 was $40,300. On July 11, 2008 we received $20,000 from the sale of common stock to our director, Mr. Power, who purchased 4,000,000 shares of our Common Stock at $0.005 per share. During the months of April and May 2012 we received $20,300 from the sale of common stock to 29 stockholders pursuant to an offering of our common stock shares registered on Form S-1 with the U.S. Securities and Exchange Commission. The shares were sold at a price of $0.01 per share, 2,030,000 shares were sold. The offering was closed on May 9, 2012 and the shares were issued on May 30, 2012. One purchaser was deemed an affiliate and the 70,000 shares purchased by that person are restricted shares.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012 we had $3,203 in cash, $250 in prepaid expenses and there were outstanding liabilities of $6,066. Our director has verbally agreed to continue to loan the company funds for operating expenses in a limited scenario, but he has no legal obligation to do so. We are a development stage company and have generated no revenue since inception.

PLAN OF OPERATION

Our specific business plan for the next six months is as follows:

FINALIZE WEBSITE:

We will focus on the completion of a user-friendly website that will be the primary sales point for Almah. In addition to the creation of our corporate website we will procure expertise to optimize out placing in search engines through SEO. Our reserved domain is www.almahautoparts.com.

BEGIN MARKETING AND SALES EFFORTS:

Our marketing efforts will primarily be related to assuring we are easily found on search engine requests. We intend to use this to place advertisements in local newspapers and `buy/sell' automotive magazines. We feel people that are looking for parts will be those who currently own an older vehicle or are looking in a `buy/sell' magazine to find a replacement.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                      Almah, Inc.
                                      Registrant


Date: February 14, 2013                By: /s/ Joey Power
                                          --------------------------------------
                                          Joey Power
                                          (Principal Executive Officer,
                                          Principal Financial Officer,
                                          Principal Accounting Officer &
                                          Sole Director)