Form 10-Q
period 2013-03-31
ALMAH,INC
filed 2013-05-20
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-178883

ALMAH, INC.

(Exact name of registrant as specified in its charter)

Nevada	40-0524102
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

Pembroke House, 28-32 Pembroke St. Upper Dublin 2, Ireland
(Address of principal executive offices) (Zip Code)

353-871536401
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

☒ Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes  ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 15, 2013
Common stock, $.001 par value	3,960,000

ALMAH, INC.

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on December 31, 2013

As used in this Form 10-Q, “we,” “us,” and “our” refer to Almah, Inc., which is also sometimes referred to as the “Company.”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ALMAH, INC.

(A Development Stage Company)

Balance Sheets

(unaudited)

	March 31,2013	September 30, 2012

ASSETS
Current Assets
Cash and Cash Equivalents	$52	$4,468
Prepaid Expense	250	250
Total Current Assets	$302	$4,718

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Other payable	$1,525	$25
Note payable - Related party	5,935	61
Accrued expenses	-	5,980
Total current liabilities	7,460	6,066

Shareholders' equity
Common Stock - $0.001 par value; 75,000,000 shares authorized; 6,030,000 shares issued and outstanding at March 31, 2013 and September 30, 2012	6,030	6,030
Additional paid-in-capital	34,270	34,270
Deficit accumulated during development stage	(47,458)	(41,648)
Total stockholders' equity	(7,158)	(1,348)
Total Liabilities and stockholders' equity	$302	$4,718

See accompanying notes to financial statements

ALMAH, INC.

(A Development Stage Company)

Statement of Operations

(unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Cumulative from September 16, 2009 (Inception) to March 31, 2013

Revenues	$-	$-	$-	$-	$-

Operating expenses
General & administrative expenses	4,546	9,108	5,811	9,976	47,458
Total Operating Expenses	4,546	9,108	5,811	9,976	47,458

Loss before income tax expense	(4,546)	(9,108)	(5,811)	(9,976)	(47,458)

Income tax expense	-	-	-	-	-

Net loss	$(4,546)	$(9,108)	$(5,811)	$(9,976)	$(47,458)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	6,030,000	4,000,000	6,030,000	4,000,000

See accompanying notes to financial statements

ALMAH, INC.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Cumulative from September 16, 2009 (Inception) to March 31, 2013

Cash Flows from Operating Activities:

Net Loss	(5,811)	$(9,976)	(47,458)

Changes in operating assets and liabilities
Increase (decrease) in Prepaid Expenses		$99	(250)
Increase (decrease) in Other Payable	1,500	$-	1,525
Increase (decrease) in Accrued expenses	(5,980)	(3,000)	-
Net Cash used in Operating Activities	(10,291)	(12,877)	(46,183)

Cash flows from Financing Activities
Note payable - related party	5,875	-	5,935
Proceeds from sale of common stock	-		40,300
Net Cash Provided by Financing Activities	5,875	-	46,235

Net increase (decrease) in cash and cash equivalents	(4,416)	(12,877)	52
Cash and cash equivalents at beginning of period	4,468	17,925	-
Cash and cash equivalents at end of period	52	5,048	52

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	-	$-
Income Taxes	$-	-	$-

See accompanying notes to financial statements

ALMAH, INC.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

(unaudited)

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

The results of operations for the six and three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to, meets its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management plans to fund operations of the Company through the proceeds of their recent offering or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. As of the date of this filing, management believes that this plan provides an opportunity for the Company to continue as a going concern.

Note 3. Related Party Transactions

The Company neither owns nor leases any real or personal property.   The Company's current officer and  director, Mr. Terrence Norchi, is involved in other business activities  and may in the future, become involved in other business opportunities as they become available.

As of March 31, 2013, the Company owed $5,935 to Mr. Powers, the Company’s former sole officer and director. The loan is non-interest bearing, unsecured and due upon demand.

Note 4. Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of $0.001 per share.

During the year ended September 30, 2011, the Company issued 4,000,000 shares of common stock to the Company’s sole director and officer for total cash proceeds of $20,000.

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

Note 5. Subsequent Events

On April 19, 2013, the Company entered into a Binding Letter of Intent (the “LOI”) with Arch Therapeutics, Inc., a Massachusetts company (“Arch”), in connection with a proposed reverse acquisition transaction between the Company and Arch pursuant to which the Company would enter into a reverse triangular merger with Arch (the “Merger”) and the Company would acquire all of the issued and outstanding capital stock and convertible notes and warrants of Arch in exchange for the issuance of 20,000,000 shares of the Company’s common stock to the shareholders of Arch. Arch operates as a life science company developing polymers containing peptides intended to form gel-like barriers over wounds to stop or control bleeding.

On April 19, 2013, subsequent to the Company’s fiscal quarter ended March 31, 2013, Mr. Powers resigned as the Company’s sole officer and director and Mr. Norchi was appointed as the Company’s director and sole officer, and Mr. Avtar Dhillon was appointed as a director.

On May 10, 2013, pursuant to the terms of the LOI, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arch and Arch Acquisition Corporation, a Massachusetts corporation and the Company’s wholly-owned subsidiary (“Merger Sub”). In accordance with the Merger Agreement, Merger Sub will merge with and into Arch (the “Merger”), with Arch surviving the Merger upon the terms and subject to the conditions set forth in the Merger Agreement.

As set forth in the Merger Agreement, the Company will acquire all of the issued and outstanding capital stock and convertible notes and warrants of Arch (through a reverse acquisition transaction) in exchange for the issuance to the holders thereof of 20,000,000 shares of the Company’s common stock. The stockholders of Arch will receive two and one-half shares of the Company’s common stock for each share of common stock of Arch held by them immediately prior to the effective time of the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Overview

We were incorporated in the State of Nevada on September 16, 2009. We were formed with the goal of distributing automobile spare parts online through our website (www.almahautoarts.com), which is currently under development.

We are a development stage company and have generated no revenues to date. Our limited start-up operations have consisted of the formation of our Company, development of our business plan and identification of our target market. We have procured our domain name, and our website is currently under development.

However, to date, we have been unable to raise sufficient funds to fully implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, during our fiscal quarter ended March 31, 2013, our Board of Directors began to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors’ preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

During our fiscal quarter ended March 31, 2013, we had preliminary discussions with potential business combination partners, but had not signed a definitive agreement to engage in a strategic transaction as of the period covered by this quarterly report. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

To that end, subsequent to our fiscal quarter ended March 31, 2013, on April 19, 2013, we entered into a Binding Letter of Intent (the “LOI”) with Arch Therapeutics, Inc., a Massachusetts company (“Arch”), in connection with a proposed reverse acquisition transaction between us and Arch pursuant to which we would enter into a reverse triangular merger with Arch and we would acquire all of the issued and outstanding capital stock and convertible notes and warrants of Arch in exchange for the issuance of 20,000,000 shares of our common stock to the shareholders of Arch. Arch operates as a life science company developing polymers containing peptides intended to form gel-like barriers over wounds to stop or control bleeding.

Pursuant to the LOI, we made advances of an aggregate of $1,250,000 (the “LOI Advances”) to Arch under the terms of certain promissory notes (the “Notes”) that were issued to us on April 19, 2013, April 29, 2013 and May 6, 2013.  If the closing of the merger (the “Closing”) does not occur, the principal amount of the LOI Advances together with accrued interest at the rate of five percent (5%) per annum shall become due and payable upon the earlier of (i) receipt by Arch of proceeds from a financing in an amount not less than $1,000,000, (ii) an event of default, or (iii) a change in control of Arch.  If the Closing occurs, the Notes will be cancelled as an intercompany transaction.

Additionally, subsequent to our fiscal quarter ended March 31, 2013, on May 10, 2013, pursuant to the terms of the LOI, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arch and Arch Acquisition Corporation, a Massachusetts corporation and our wholly-owned subsidiary (“Merger Sub”). In accordance with the Merger Agreement, Merger Sub will merge with and into Arch (the “Merger”), with Arch surviving the Merger upon the terms and subject to the conditions set forth in the Merger Agreement.

As set forth in the Merger Agreement, we will acquire all of the issued and outstanding capital stock and convertible notes and warrants of Arch in exchange for the issuance to the holders thereof of 20,000,000 shares of our common stock. The stockholders of Arch will receive two and one-half shares of our common stock for each share of common stock of Arch held by them immediately prior to the effective time of the Merger (the “Effective Time”).

Immediately following the Effective Time, there will be no more than 60,000,000 shares of our common stock (as on a fully-diluted basis) issued and outstanding, which shall consist of (i) 20,000,000 shares of our common stock issued and outstanding immediately prior to the Effective Time, (ii) an aggregate of 20,000,000 shares of our common stock issued to the stockholders, noteholders, option holders and warrant holders of Arch, or reserved for issuance to option and warrant holders (in each case on an as-exercised basis) as provided in the Merger Agreement, and (iii) 20,000,000 shares of our common stock issued and outstanding immediately prior to the Effective Time that shall be held of record by certain principals of Arch.

Results of Operations

Revenues

We are still in our development stage and have generated no revenues to date.

Operating Expenses

We incurred operating expenses of $4,546 and $9,108 for the three month periods ended March 31, 2013 and 2012, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

We incurred operating expenses of $5,811 and $9,976 for the six month periods ended March 31, 2013 and 2012, respectively. The decrease in operating expenses was attributed to a reduction in activity during that period.

Net Loss

Our net loss for the three month periods ended March 31, 2013 and 2012 were $4,546 and $9,108, respectively, with no revenues for either period. Our net loss from inception (September 16, 2009) through March 31, 2013 was $47,458.

Our net loss for the six month periods ended March 31, 2013 and 2012 were $5,811 and $9,976, respectively, with no revenues for either period.

Note Payable

As of March 31, 2013, there is a total of $61 in a note payable that is owed by the company to Joey Power, a former officer and director, for expenses that he has paid on behalf of the Company. The note is interest free and payable on demand.

Liquidity and Capital Resources

At March 31, 2013 we had $52 in cash, $250 in prepaid expenses and there were outstanding liabilities of $7,460. We are a development stage company and have generated no revenue since inception.

Cash provided by financing activities from inception through the period ended March 31, 2013 was $46,235.

On July 11, 2008 we received $20,000 from the sale of common stock to our former director, Mr. Power, who purchased 4,000,000 shares of our Common Stock at $0.005 per share.

During the months of April and May 2012, we received $20,300 from the sale of common stock to 29 stockholders pursuant to an offering of our common stock shares registered on a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission. The shares were sold at a price of $0.01 per share, 2,030,000 shares were sold. The offering was closed on May 9, 2012 and the shares were issued on May 30, 2012. One purchaser was deemed an affiliate and the 70,000 shares purchased by that person are restricted shares.

On April 19, 2013, we entered into a financing agreement (the “Financing Agreement”) with Coldstream Summit Ltd. (“Coldstream”), under which Coldstream had agreed to: (i) purchase $250,000 of our common stock at a price of $0.50 per share; and (ii) either purchase up to an additional $1,750,000 of our common stock at a price of $0.50 per share or assist us in securing all or a portion of such $1,750,000 investment from alternate sources. Under the terms of the Financing Agreement, for each dollar invested, the investor(s) making such investment will be issued two (2) shares of our common stock and a warrant to purchase two (2) shares of our common stock with an exercise price of $0.75 per share and a term of twelve (12) months.

On April 19, 2013, in connection with the Financing Agreement, a foreign accredited investor (the “Investor”) purchased 500,000 units of our equity at a purchase price of $250,000. Each unit consists of 1 share of our common stock and 1 warrant to receive shares of our common stock. On April 29, 2013, the Investor purchased an additional 1,900,000 units under the Financing Agreement for a purchase price of $950,000. On May 6, 2013, the Investor purchased an additional 100,000 units under the Financing Agreement for a purchase price of $50,000. The proceeds from these purchases under the Financing Agreement were used to fund the LOI Advances.

To meet our future objectives, we will need to meet our revenue objectives and/or sell additional equity and debt securities, which could result in dilution to current shareholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

We have incurred significant continuing losses during the three months ended March 31, 2013 and have an accumulated deficit at March 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to its shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to it or engages in leasing, hedging or research and development services with it.

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

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on the our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i)	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii)	We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management’s view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

iii)	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

iv)	We lack personnel with formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

v)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 29, 2013, the Investor purchased 1,900,000 units under the Financing Agreement for a purchase price of $950,000. On May 6, 2013, the Investor purchased an additional 100,000 units under the Financing Agreement for a purchase price of $50,000. Each unit consists of 1 share of our common stock and 1 warrant to receive shares of our common stock. The warrants have an exercise price of $0.75 per share and a term of twelve (12) months. The proceeds from these issuances were used to fund the LOI Advances as discussed earlier in this Quarterly Report on Form 10-Q.

The issuance of the common stock and warrants to the Investor pursuant to the Financing Agreement was exempt from registration in reliance upon Regulation S of the Securities Act in offshore transactions (as defined in Rule 902 under Regulation S of the Securities Act), such determination based upon representations made by the Investor.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and between Almah, Inc., Arch Therapeutics, Inc. and Arch Acquisition Corporation dated May 10, 2013 (incorporated by reference to our Current Report on Form 8-K filed on May 13, 2013).

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on January 5, 2012).

3.2	Amended Bylaws*

10.1	Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 25, 2013).

10.2	Form of Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 25, 2013).

10.3	Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. dated April 19, 2013 (incorporated by reference to our Current Report on Form 8-K filed on April 25, 2013).

10.4	Form of Securities Purchase Agreement.*

10.5	Form of Warrant (incorporated by reference to our Current Report on Form 8-K filed on April 25, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

* Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALMAH, INC.

Dated: May 20, 2013	/s/ Terrence W. Norchi
By: Terrence W. Norchi
Its: President, Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

