Form 10-K
period 2013-09-30
Arch Therapeutics, Inc.
filed 2013-12-27
CIK 1537561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-178883

ARCH THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0524102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 William Street, Suite 270
Wellesley, MA 02481	02481
(Address of principal executive offices)	(Zip Code)

(617) 475-5254
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the average of the bid and asked price of such common equity, was $1,979,600. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates.

As of December 26, 2013, there were 60,145,237 shares of the registrant’s common stock outstanding.

This Annual Report on Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “if”, “shall”, “will”, “may”, “might”, “will likely result”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, intends”, “aims”, “goal”, “objective”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report on Form 10-K other than statements of historical fact could be deemed forward-looking statements.

By their nature, forward-looking statements speak only as of the date they are made, are neither statements of historical fact nor guarantees of future performance and are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks identified in the section entitled “Risk Factors” in Part I, Item IA of this Annual Report, and similar discussions in our other filings we make with the Securities and Exchange Commission (the “SEC”).  If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions.  Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: uncertainties inherent in pre-clinical studies and clinical trials; our need to raise additional capital and our ability to obtain financing; general economic and business conditions; our ability to continue as a going concern; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage any future growth; our ability to develop, obtain approvals for and commercialize our product candidates; and our ability to protect our intellectual property.

As a result, you should not place undue reliance on forward-looking statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement, because of new information or future developments or otherwise.

As used in this Annual Report on Form 10-K, unless otherwise indicated, the “Company”, “we”, “us” and “our” refer to Arch Therapeutics, Inc. and its consolidated subsidiary, Arch Biosurgery, Inc.

We have pending trademark applications for AC5™, Crystal Clear Surgery™, NanoDrape™ and NanoBioBarrier™. All other trademarks, trade names and service marks included in this Current Report on Form 8-K are the property of their respective owners.

PART I

ITEM 1.  BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in this Annual Report on Form 10-K.

Corporate Overview

We were incorporated under the laws of State of Nevada on September 16, 2009 as Almah, Inc.  On May 10, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Arch Biosurgery, Inc. (“ABS”) and Arch Acquisition Corporation, our wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Arch Acquisition Corporation merged with and into ABS and ABS thereby became our wholly owned subsidiary (the “Merger”).  The Merger closed on June 26, 2013.  In contemplation of the Merger, effective May 24, 2013, we increased our authorized common stock from 75,000,000 shares to 300,000,000 shares and effected a forward stock split, by way of a stock dividend, of our issued and outstanding shares of common stock at a ratio of 11 shares to each one issued and outstanding share, and effective June 5, 2013, we changed our name from Almah, Inc. to Arch Therapeutics, Inc. and changed the ticker symbol under which our common stock is quoted on the OTC Bulletin Board from “AACH” to “ARTH”.  All share information in this Annual Report on Form 10-K gives effect to the 11-for-1 forward stock split described above, including those applicable to periods prior to the forward stock split.

ABS was incorporated under the laws of Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc.  On April 7, 2008, ABS changed its name to Arch Therapeutics, Inc., on August 28, 2009, ABS increased its authorized common stock, no par value, from 275,000 shares to 1,275,000 shares, and on June 26, 2013, ABS changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc.

Prior to the completion of the Merger, the Company was a “shell company” under applicable rules of the Securities and Exchange Commission (the “SEC”), and had no or nominal assets or operations. Upon the closing of the Merger, we abandoned our prior business plan and are pursuing a business as a life science medical device company as our sole business.

Our Current Business

We are a life science medical device company in the development stage with limited operations to date.  We aim to develop products that make surgery and interventional care faster and safer by utilizing a novel approach to stop bleeding (referenced as “hemostasis”), control leaking (referenced as “sealant”), and provide other advantages during surgery and trauma care.  Our core technology is based on a self-assembling peptide solution that creates a physical, mechanical barrier, which could be applied to bleeding organs or wounds to seal leaking blood and other fluids.  We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications.  Our lead product candidate, AC5™, is designed to achieve hemostasis in minimally invasive and open surgical procedures, and we hope to develop other product candidates in the future based on our technology platform aimed at stopping bleeding and sealing other leaking fluids during surgical and other procedures.

Our Core Technology

Our technology platform is based on self-assembling synthetic peptides.  Our plan and business model is to develop products that apply that core technology to use with human bodily fluids and connective tissues.

Our primary product candidate, AC5, relies on this technology and is designed to achieve hemostasis during surgical procedures.   We envision developing other product candidates in the future based on our core technology, examples of which could include, for instance, products for specialty surgery, burn and trauma care, wound care, military applications, and consumer care.

We have devoted much of our operations to date to the development of our core technology, including selecting our lead product composition, conducting initial safety and other related tests, generating scale-up, reproducibility and manufacturing methods, and developing and protecting the intellectual property rights underlying our technology platform.  We have one key intellectual property licensor, the Massachusetts Institute of Technology (“MIT”), from which we license certain of our important intellectual property rights, and have made, and hope to continue to make, advances on our core technology to further refine and improve its use and functionality, further develop our intellectual property rights, and ultimately produce an expanded portfolio of potential product candidates.

AC5

Our lead product in development, AC5, is a biocompatible synthetic peptide comprising naturally occurring amino acids.  When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood.

We believe that the results of early data from preclinical animal tests have shown quick and effective hemostasis with the use of AC5 relative to other types of hemostatic agents.  AC5 is designed for either direct application as a liquid or application as a spray, which we believe will make it user-friendly and able to conform to irregular wound geometry.  Additionally, AC5 is not sticky or glue-like, which we believe will enhance its utility in the setting of minimally invasive and laparoscopic surgeries.  Further, AC5 is transparent, which should make it easier for a surgeon or other healthcare providers to maintain a clear field of vision during a surgical procedure and prophylactically stop bleeding as it starts, which we call Crystal Clear Surgery™.

Completed Preclinical Development

We are in the early stages of our planned clinical program for AC5.  We are focused on scale-up of selected manufacturing methods and formulation optimization.  In parallel, we are conducting certain preclinical animal tests, while other planned preclinical animal tests will start after completion of the manufacturing scale-up and formulation optimization steps.  We believe that peptide formulation optimization is particularly challenging, and any delays could negatively impact our anticipated clinical trial and subsequent commercialization timeline.   In order to achieve the approvals and certifications we will need to market and sell AC5, significant additional testing, including conducting human clinical trials, will be required. A significant portion of the early preclinical animal experimentation conducted on our technology was performed by a co-founding inventor of certain of our technology, Dr. Rutledge Ellis-Behncke.  Some of the most significant findings from Dr. Ellis-Behnke’s studies have been published.  Additionally, through collaboration with the National University of Ireland system, preclinical animal and tissue experiments have been performed in Dublin and Cork, Ireland.  We have also engaged, on a fee for service basis, private third party facilities in the United States to perform certain preclinical animal studies, which are sometimes conducted with assistance from our scientific team, and we continue to engage third parties for such services as needed and as appropriate.

In the preclinical animal tests conducted to date, AC5 has demonstrated improved average time to hemostasis (“TTH”) when applied to animal brains, spinal cords and livers.  Those studies have tested TTH when using AC5 during a range of surgical procedures compared to TTH when using a control substance, a saline control substance, a control peptide, and a cautery control substance during those same procedures.  The results of those tests have shown a TTH of under 15 seconds when AC5 was applied, compared to a TTH ranging from 80 to 300 seconds when various control substances were applied, depending on the nature of the control substance and procedure performed.  In tests to date, AC5 has also demonstrated biocompatibility and normal healing of tissue treated with the product.  Further, animals whose liver, spleen, femoral artery, eye or brain was treated with AC5 have shown no ill-effects.  We believe that the peptide degrades into the naturally occurring amino acids from which it was originally synthesized, which are molecules that already exist in large quantities in the human body.

Formulation optimization is an important part of peptide development. AC5 formulation optimization, which is done with extensive collaboration among our team and partners, is focused on optimizing traditional product parameters to target specifications covering performance, physical appearance, stability, and handling characteristics, among others. We intend to monitor formulation optimization closely, as success or failure in setting and realizing appropriate specifications may directly impact our anticipated clinical trial and subsequent commercialization timeline.

Our current and planned near-term activities are focused on manufacturing scale-up, formulation optimization, and preclinical activities, as well as preparing for future clinical trials for AC5.

Development and Commercialization Strategy

Our present business model is to operate with a relatively small internal team of key personnel and engage third party service providers to conduct larger scale research, development and manufacturing activities.  Our internal team collectively has a broad range of expertise and experience working with and managing third party vendors.  This general approach enables us to utilize the services of third party entities that are experts in each aspect of our operations, while preserving capital and efficiencies by avoiding certain internal scale-up costs and duplication of resources.

Research and Development; Manufacturing

Use of Third Party Relationships

To date, we have engaged third party laboratory facilities run by peptide experts in Europe and the U.S. to perform preclinical research and development activities.  Those engagements have assisted in our development of our primary product candidate, as well as our generation of appropriate analytical methods, scale-up, and other procedures that we intend to use as a “blueprint” for a third party manufacturer to produce the product on a larger scale for purposes of further preclinical and clinical testing and ultimately, if required approvals are obtained, commercialization.

We have initiated the transition to traditional contract manufacturing and related organizations.  We have commenced  relationships and work with manufacturers operating with the current good manufacturing practices (“cGMP”) required by applicable regulatory agencies, in order to scale up and produce clinical formulation material to be used for final preclinical testing and clinical trials.

Manufacturing Methods

We believe that the manufacturing methods used for a product, including the type and source of ingredients and the burden of waste byproduct elimination, are important determinants of its opportunity for profitability.  Industry is keenly aware of the downsides of technologies that rely on expensive biotechnology techniques and facilities for manufacture, onerous and expensive programs to eliminate complex materials, or ingredients that are sourced from the complicated process of human or other animal plasma separation, since those products typically are expensive, burdensome to produce, and at greater risk for failing regulatory oversight.

The manufacturing methods that we envision would be utilized to produce AC5 and other potential future product candidates rely on synthetic organic chemistry.  Although use of those methods will likely require that we engage a manufacturer that can employ certain expertise with the technology, skill and know-how involved with those methods, the required manufacturing equipment to use those methods is widely available. Furthermore, improvements in relevant synthetic manufacturing techniques in the past several years have reduced their complexity and cost, while increasing large scale cGMP capacity.  In addition, as a result of increased demand for amino acids in recent years, the cost of obtaining amino acid raw materials has decreased.  Moreover, our planned product candidates, including AC5, will be synthesized of naturally occurring ingredients that are not sourced from humans or other animals, but do exist in humans in their natural state.  That type of ingredient may be more likely to be categorized as “generally recognized as safe”, or “GRAS”, by the U.S. Food and Drug Administration (“FDA”), and may convey a lower risk of adverse effects.

We believe that our pursued manufacturing methods and ingredients will make our choice of third party manufacturers important, as we will need to select service providers possessing sufficient expertise in synthetic organic chemistry manufacturing, but that the relative lack of expensive equipment, technology and materials required and the naturally occurring ingredients used in the manufacturing process will provide a benefit.

Regulatory

Medical Device Classification

Although the FDA and other regulatory authorities or related bodies will finally determine the classification of AC5, we believe that our primary product candidate meets the criteria for a medical device.  Generally, a product is a medical device if it requires neither metabolic nor chemical activity to achieve the desired effect.  Furthermore, a medical device can achieve its desired effects without requiring a body (animal/human), whereas a drug or a biologic requires a body in order to operate.  The AC5 mechanism of assembly into a barrier can occur outside of a body and is accordingly consistent with the medical device definition.

Medical devices in the European Union (“EU”) and the U.S. are classified along a spectrum.  We anticipate that AC5 will be a Class III medical device in these jurisdictions, subject to the process for obtaining a CE mark in the EU and the premarketing authorization process in the U.S.  While the Class III status is a higher-level classification than for devices not comprised of novel materials and involves additional procedure and regulatory scrutiny of the product candidate to obtain approvals, it provides less regulatory ambiguity.

Biocompatibility Tests and Clinical Trials

Before initiating any human clinical trials, we will need to assess the biocompatibility of AC5.  Standard required tests to assess biocompatibility, as set forth in ISO 10993 issued by the International Organization for Standardization, include:

•      in vitro cytotoxicity;
•      in vitro blood compatibility;
•      in vitro Ames assay (mutagenic activity);
•      irritation/intracutaneous reactivity;
•      sensitization (allergenic reaction);
•      implantation (performed on devices that contact the body’s interior);
•      pyrogenicity (causing fever or inflammation);
•      systemic toxicity; and
•      in vitro chromosome aberration assay (structural chromosome changes).

We have not commenced formal biocompatibility studies for AC5.  However, Dr. Ellis-Behnke and his colleagues previously engaged, on a fee for service basis, a third party to perform certain in vitro and in vivo biocompatibility and toxicology studies on an earlier version of the composition of AC5, and such tests illustrated no evidence of toxicity.  Further, certain large relative dose pilot tests have been performed in rodents, and no abnormal behavior or pathology has been observed from such tests.  The results of those tests may not be indicative of the results that may be obtained from any biocompatibility studies of AC5 that we aim to pursue in the near term.

Following completion of biocompatibility tests for AC5, assuming successful results of those tests, we expect that we will focus on conducting required human clinical trials.  We currently plan to conduct the First in Human clinical trial on AC5 in Europe.  Assuming successful results of the trial, we expect that we will then pursue a CE mark, the required European approval to market and commercialize a medical device such as AC5, prior to pursuing approval by the U.S. FDA.

When properly harmonized, the FDA may accept non-U.S. jurisdiction clinical trial data for a product in support of a FDA application for the same product, and we hope to use the data from our planned initial clinical trial to be conducted in the EU in this fashion.  Similarly, any subsequent clinical trials conducted in the U.S. could facilitate broadening the scope and indications of any European label for AC5 that we may achieve.

We expect that we will pursue approvals for use of AC5 as a hemostatic agent in surgical settings, and we may also seek to obtain approvals for additional potential indications for use of the product, which we may pursue either opportunistically or once initial regulatory approval for the product is obtained.

Commercialization

We are in the process of developing a long-term commercialization plan for our product candidates.  That plan could entail entering into one or more strategic partnerships in connection with product commercialization, our direct performance of commercialization activities, or some combination of those alternatives.  Based on our current general approach and strategy of utilizing the expertise and resources of third party service providers and maintaining a small internal team, we currently expect that we may pursue some degree of strategic collaborations or partnerships with third parties, which could include licensing arrangements, distribution and supply partnerships, engagement of external regulatory experts and/or marketing and sales teams, among other types of potential relationships.  We presently believe that certain partnerships or collaboration relationships could improve our ability to obtain regulatory approval for our product candidates and attain market acceptance for and profitable sales of those product candidates, and that our current and planned activities and milestones relating to AC5 are well-aligned with the needs of the market and potential partners and collaborators that may wish to enter or expand their presence in our target markets.

We envision the potential future customers in the marketplace for AC5 and any other hemostatic or sealant agent we may pursue will include surgeons and other doctors, government agencies such as the Department of Defense, hospital and operating room management and ambulance and other trauma specialists.

Plan of Operations

Our long-term business plan includes the following goals:

•      conducting successful biocompatibility studies and, subsequently, clinical trials on AC5;
•      obtaining regulatory approval or certification of AC5 in the EU, the U.S., and other jurisdictions as we may determine;
•      expanding our intellectual property portfolio;
•      developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5; and
•      developing additional product candidates in the hemostatic and sealant field.

With respect to our goals relating to AC5, we currently project requiring at least $8,000,000 of additional capital to complete the milestones to obtain regulatory approval in Europe.  We expect that obtaining regulatory approvals in the U.S., including conducting additional required clinical trials, would require at least an additional $9,000,000 in capital.  These estimated amounts could increase by potentially large amounts if any number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “Risk Factors” in this Annual Report.

In furtherance of our long-term business goals, we expect to focus on the following activities during the remainder of calendar year 2013 and during calendar year 2014:

•      finalizing the composition of our lead product candidate;
•      further developing and securing our intellectual property rights;
•      engaging a large scale manufacturing partner to produce cGMP product for clinical trials;
•      participating in EU and, subsequently, U.S. regulatory meetings;
•      preparing for initial clinical trials, including developing clinical trial protocols;
•      conducting formal biocompatibility studies; and
•      commencing initial human clinical trials.

We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue these goals.  After giving effect to the funds received in the recent equity and debt financings and assuming our use of that funding at the rate we presently anticipate, as of the date of this Annual Report on Form 10-K we expect to have sufficient funds to operate our business through May 2014. We could spend our financial resources much faster than we expect, in which case our current funds may not be sufficient to operate our business for that period.

Our estimates of the amount of cash necessary to operate our business and attain our near-term and long-term business goals may prove to be wrong, due to increased costs to achieve milestones and/or additional expenses if we encounter unanticipated difficulties or other reasons, in which case additional funding than projected would be needed.  We have no commitments for any future capital.  We will require significant additional financing to fund our planned operations, including further research and development relating to our primary product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or business, and maintaining our intellectual property rights and pursuing rights to new technologies. We do not presently have, nor do we expect in the near future to have, revenue to fund our business from operations, and we will need to obtain all of our necessary funding from external sources for the foreseeable future.  We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations.  If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future.  If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted.  The terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors.  Further, newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects.  If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt.  Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments.  We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us.  Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Industry and Competition

According to a 2012 report produced by MedMarket Diligence, LLC, approximately 114 million surgical and procedure-based wounds occur annually worldwide, including 36 million from surgery in the U.S.  We estimate that 20-25% of those surgeries are performed using  minimally invasive procedures.  Additionally, some minor procedures and operations may not be included in those figures.  We believe that the performance and safety of those surgeries and other procedures could benefit from sealants and hemostatic agents, because surgical and trauma patients are at significant risk for morbidity and mortality from bleeding and/or leaking body fluid.

Additional trends that support a demand for hemostatic and sealant products include the following:

•      overall procedure volume growth;
•      ambulatory same day surgery volume growth of approximately 5%;
•      laparoscopic procedure volume growth; and
•      efforts to reduce operating room time.

As a result of this demand, use of hemostatic agents and sealants is increasing.   According to MedMarket Diligence, the market for these products achieved approximately $3.4 billion in 2010 worldwide sales and is projected to reach $4.5 billion in 2013 and surpass $6.5 billion in 2017.  Over two-thirds of those sales are for hemostats. Further, the projected growth rate for sealants may be even higher than that for hemostats due to a general lack of available products and potentially larger unmet need.

In spite of the large size of the market for these products, many available hemostatic and sealant agents possess a combination of limitations, including slow onset of action, general unreliability, user-unfriendliness, and risk for adverse effects, such as healing problems, adhesion formation, infection and other safety concerns.  Many of the deficiencies of currently available hemostatic and sealant agents are the same as those of their first-generation counterparts, as revolutionary advances in underlying technologies have been elusive.

The hemostatic and sealant market currently comprises large companies, such as Johnson & Johnson and its affiliated companies, Covidien plc and Baxter Healthcare Corporation, as well as various smaller companies.  Although some companies are developing new products in the hemostatic and sealant space, they appear to be mostly geared toward focused, niche applications and not on broad surgical applications.  For instance, a glue-like composition may be effective for sealing an air leak in the lung or attaching two bleeding blood vessels, but it may not easily stop bleeding and enable normal healing in the liver.  AC5 is envisioned as a general hemostatic agent that serves as one tool to replace narrower alternatives.

In the course of developing AC5, we engaged commercial strategy and marketing consultants to understand the routines and needs of potential customers and to assess market preferences.  As we expected, better efficacy and reliability were identified as important to those customers, and we also discovered that other product features are also critical to achieving broad market acceptance.  Surgeons, operating room managers, sales representatives for currently available hemostatic products, and hospital administrator decision-makers identified the following characteristics as desirable features of a hemostatic agent, which we carefully considered in developing AC5 and which we believe are well satisfied by our primary product candidate:

•      laparoscopic friendly;
•      easily handled and applied;
•      promotes a clear field of vision and does not obstruct view;
•      non-viscous and flowable;
•      non-sticky (to tissue or equipment);
•      enables normal healing;
•      indifferent to status of coagulation cascade or “blood thinning” drugs;
•      non-toxic; and
•      does not contain human blood product or animal components.

We hope that AC5 will meet particular market demands, and we anticipate its use in minimally invasive or laparoscopic surgery as well as open surgery.  While open surgery represents the more established market for hemostatic agents, up to one-quarter of surgeries are performed by minimally invasive techniques, including laparoscopic surgery, and that number has been growing.  Less invasive laparoscopic procedures produce shorter recovery times, faster discharges, less scarring, less pain and less need for pain medications.  Many of the hemostasis products currently available do not possess certain features and handling characteristics required for use in a laparoscopic setting.  For instance, many available products are difficult to use laparoscopically because they tend to be sticky, powdery, fabric-based or are otherwise difficult to control and/or insert into the small tubes used during many laparoscopic procedures.  We believe that the novel features and differentiating characteristics of AC5 will make it more suitable for laparoscopic surgeries than presently available alternatives.

Further, available data indicates that there may be increased pressure to perform more complex surgeries at reduced costs, including conducting operations in less expensive outpatient settings.  Although accurate current statistics are difficult to obtain, a National Health Statistics Report from 2006 and updated in 2009 indicates that outpatient surgery volume is increasing by approximately 5% annually, and a 2009 report covering U.S. surgical procedures suggests that inpatient surgery volume is declining 1% per year.  We believe that a motivating factor of this trend may be the increased costs associated with hospital inpatient procedures performed in operating rooms, which, according to MedMarket Diligence, have been estimated to cost between $2,000 and $10,000 per hour.  These costs likely motivate increased operating room throughput and increased volume of procedures performed in outpatient settings.  Both of those trends highlight the need for highly effective hemostatic and sealant products that can decrease operating room time for inpatient procedures and help to increase the safety of performing more types of procedures in less expensive outpatient settings.

Commercially available products in the hemostasis field with which we would expect AC5 to compete if it obtains required regulatory approvals can cost between $50 and $500 per procedure, with the higher value added products generally priced at the upper end of that range.  Production costs of many of those products are significant, as they may require biotechnology or plasma separation technologies to manufacture, and they may require ingredients or other materials that are expensive to obtain.  We believe that, assuming receipt of required regulatory approvals, AC5 will be well positioned to compete against currently available products as a result of its broad applicability in various types of surgical settings and its features that address drawbacks seen in many available hemostatic agents.  Further, our planned use of a manufacturing method that we expect will be relatively simple and cost-effective compared to methods used to manufacture many currently available hemostatic products could enable any future sales to be made at competitive price points within the market range.

Potential Disadvantages of AC5 Compared to the Competition

Some potential disadvantages of AC5 compared to the hemostatic agents currently on the market with which we would expect AC5 to compete if it obtains required regulatory approvals are as follows:

•      The favorable handling characteristics of AC5 are the result of its non-sticky and non-glue-like nature.  However, if a surgeon or healthcare provider requires a product to adhere tissues together, or provide similar glue-like action, then AC5 in its current form would not achieve that effect.
•      While we project that AC5 will be relatively economical to manufacture at scale, it will not be able to compete from a price perspective with inexpensive means to stop bleeding, such as application of pressure or use of bandages or other inexpensive hemostatic agents.
•      We have not completed preclinical and clinical human trials relating to AC5, whereas marketed competition has done so.  Accordingly, the safety and efficacy of AC5 has not been demonstrated or accepted by required regulatory agencies, and we will require significant resources in order to conduct the required trials and other tests to attempt to obtain such approvals.

Research and Development Expenditures

Our research and development expenses to date have primarily included costs to develop our core technology and AC5.  During the year ended September 30, 2013, we incurred $218,901 on research and development expenses, as compared to $87,021 incurred during the year ended September 30, 2012.  We expect our research and development activities and expenses to increase significantly as we execute on our business plan and pursue clinical trials.

Regulation by the FDA and Similar Foreign Agencies

Our research, development and clinical programs, as well as our manufacturing and marketing operations that may be performed by us or third party service providers on our behalf, are subject to extensive regulation in the U.S. and other countries.  Most notably, we believe that AC5 will be subject to regulation as a medical device under the U.S. Food Drug and Cosmetic Act (the “FDCA”) as implemented and enforced by the FDA and equivalent regulations enforced by foreign agencies in any other countries in which we desire to pursue commercialization.  The FDA and its foreign counterparts generally govern the following activities that we do or will perform or that will be performed on our behalf, to ensure that products we may manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

•      product design, preclinical and clinical development and manufacture;
•      product premarket clearance and approval;
•      product safety, testing, labeling and storage;
•      record keeping procedures;
•      product marketing, sales and distribution; and
•      post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair or recall of products.

Pre-Marketing Regulation by the U.S. FDA

Medical Device Classification

As described above, we expect that AC5 will be classified as a medical device because its primary desired activity does not depend on metabolic or chemical activity in a body.  The FDA classifies medical devices into one of the following three classes on the basis of the amount of risk associated with the medical device and the controls deemed necessary to reasonably ensure their safety and effectiveness:

•      Class I, requiring general controls, including labeling, device listing, reporting and, for some products, adherence to good manufacturing practices through the FDA’s quality system regulations and pre-market notification;
•      Class II, requiring general controls and special controls, which may include performance standards and post-market surveillance; or
•      Class III, requiring general controls and approval of a premarket approval application (“PMA”), which may include post-market approval conditions and post-market surveillance.

Class III devices are those that are deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or that have a new intended use or use advanced technology that is not substantially equivalent to that of a legally marketed device.  As a result of the intended use of AC5 and the novel technology on which is it based, we anticipate that the FDA will classify it as a Class III medical device.

PMA Approval Process

A PMA must be submitted to the FDA if a device cannot be cleared through another approval process or is not otherwise exempt from the FDA’s premarket clearance and approval requirements. A PMA is required for most Class III medical devices.  A PMA must generally be supported by extensive data, including without limitation technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.  During the review period, the FDA will typically request additional information or clarification of the information previously provided.  Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the PMA and provide recommendations to the FDA as to the approvability of the device, although the FDA may or may not accept any such panel’s recommendation.  In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities involved with producing the device to ensure compliance with the cGMP regulations.  Upon approval of a PMA, the FDA may require that certain conditions of approval, such as conducting a post-market approval clinical trial, be met.

The PMA approval process can be lengthy and expensive and requires an applicant to demonstrate the safety and efficacy of the device based, in part, on data obtained from clinical trials.  The PMA process is estimated to take from one to three years or longer, from the time the PMA application is submitted to the FDA until an approval is obtained.

Further, if post-approval modifications are made that affect the safety or efficacy of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling or design, then new PMAs or PMA supplements would be required.  PMA supplements often require submission of the same type of information as a PMA, except that the supplement is typically limited to information needed to support the changes from the device covered by the original PMA and accordingly may not require as extensive clinical and other data.

We expect that we will need to obtain PMA approval in order to sell AC5 in the U.S., but the FDA will ultimately determine whether a PMA is the appropriate approval to be obtained.  We have not submitted to the FDA any PMA covering AC5 or commenced the required clinical trials.  If we are able to conduct successful preclinical studies and submit a PMA, the FDA may not grant PMA approval of AC5 for the desired indications of use, on a timely basis, or at all.  Our inability to achieve regulatory approval for AC5 in the U.S., a large market for hemostatic products, would materially adversely affect our ability to grow our business.

Clinical Trials

Obtaining PMA approval requires the completion of human clinical trials that produce successful results demonstrating the safety and efficacy of the product.  Clinical trials for a Class III medical device typically require an application for an investigational device exemption (“IDE”), which would need to be approved in advance by the FDA for a specified number of patients and study sites.  Human clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements, and must be conducted under the oversight of an institutional review board (“IRB”) for the relevant clinical trial sites and comply with applicable FDA regulations, including those relating to good clinical practices (“GCP”).

Prior to conducting a clinical trial, we also would be required to enroll sufficient patients to conduct the trial and obtain each patient’s informed consent in a form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations.  Many factors could lead to delays or inefficiencies in conducting clinical trials, some of which are discussed under the heading “Risk Factors” in this Annual Report.  Further, we, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to the subjects of the trial outweigh the anticipated benefits.  Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S.

We have not commenced any human clinical trials.  We also have not yet commenced certain biocompatibility studies, described above under the heading “Development and Commercialization Strategy—Regulatory—Biocompatibility Tests and Clinical Trials”, that are typically completed prior to commencing clinical trials.  We will require significant additional funding and preparation before we are able to initiate the first clinical trial for AC5 and in order to complete all required trials to obtain marketing approval in the U.S.

Pre-Marketing Regulation in the EU

Medical Device Classification

Similar to the U.S., the EU recognizes different class of medical devices.  The EU recognizes Class I, Class IIa, Class IIb or Class III medical devices.  Medical devices in the EU are classified into one of those classes on the basis of the amount of potential risk to the patient associated with use of the medical device.  Classification involves rules found in the EU’s Medical Device Directive.  Key questions of relevance include the degree of the device’s contact with the patient, invasiveness, active nature, and indications for use.  The medical device classes recognized in the EU are as follows:

•      Class I, which are considered low risk devices, such as wheelchairs and stethoscopes, and require pre-market notification prior to placing the devices onto the EU market;
•      Class IIa, which are considered low-medium risk devices and require certification by a Notified Body;
•      Class IIb, which are considered medium-high risk devices and require certification by a Notified Body; and
•      Class III, which are considered high-risk devices and require certification by a Notified Body.

We anticipate that AC5 would be classified as a Class III medical device based on the EU’s medical device classes.

CE Mark Approval Process

The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices.  Each EU member state has implemented legislation applying these directives and standards at a national level.  Other countries outside of the EU have also voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices.

Under applicable EU medical device directives, a CE mark is a symbol placed on a product that declares the product’s compliance with the essential requirements of applicable EU health, safety and environmental protection legislation.  In order to receive a CE mark for a product candidate, the company producing the product candidate must select a country in which to apply.  Each country in the EU has one competent authority (“CA”) that implements the national regulations by interpreting the EU directives.  The CA in each country also designates and regulates Notified Bodies, which are private commercial entities designated by the national government of a member state as being competent to make independent judgments about whether a device complies with applicable regulatory requirements.  An assessment by a Notified Body in the selected country within the EU is required in order to commercially distribute the device.  In addition, compliance with ISO 13485 issued by the International Organization for Standardization, among other standards, establishes the presumption of conformity with the essential requirements for CE marking.  Certification to the ISO 13485 standard demonstrates the presence of a quality management system that can be used by a manufacturer for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

Devices that comply with the requirements of the laws of the selected member state applying the applicable EU directive are entitled to bear a CE mark and can be distributed throughout the member states of the EU, as well as in other countries that have mutual recognition agreements with the EU or have adopted the EU’s regulatory standards.

We have identified several potential countries through which we may pursue a CE mark for AC5.

Clinical Trials

As with U.S. Class III medical device approval, EU Class III medical device approval requires the successful completion of human clinical trials.  However, there are several key differences between the jurisdictions with respect to the approvals and processes.  Obtaining a CE mark is not equivalent to obtaining FDA approval, in that a CE mark confirms the safety, but not the effectiveness, of a product.  Furthermore, a CE mark affixed to a product serves as a declaration by the responsible party that the product conforms to applicable provisions and that relevant conformity assessment procedures have been completed with respect to the product.  Accordingly, we anticipate that the required EU clinical trial(s) for AC5 will be smaller, faster, and less expensive than what we expect would be required for AC5 to obtain equivalent approvals in the U.S.

Post-Approval Regulation

After a medical device obtains approval from the applicable regulatory agency and is launched in the market, numerous post-approval regulatory requirements would apply.  Many of those requirements are similar in the U.S. and in member states of the EU, and include:

•	product listing and establishment registration;
•
requirements that manufacturers, including third-party manufacturers, follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•	labeling and other advertising regulations, including prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;
•	approval of product modifications that affect the safety or effectiveness of any of our devices that may achieve approval;
•	post-approval restrictions or conditions, including post-approval study commitments;
•	post-market surveillance regulations, which apply, when necessary, to protect the public health or to provide additional safety and effectiveness data for the device;
•	the recall authority of the applicable government agency and regulations pertaining to voluntary recalls; and
•
reporting requirements, including reports of incidents in which a product may have caused or contributed to a death or serious injury or in which a product malfunctioned, and notices of corrections or removals.

Failure by us or by our third-party manufacturers and other suppliers to comply with applicable regulatory requirements could result in enforcement action by various regulatory authorities, which may result in monetary fines, the imposition of operating restrictions, product recalls, criminal prosecution or other sanctions.

Regulation by Other Foreign Agencies

International sales of medical devices are subject to government regulations in each country in which the device is marketed and sold, which vary substantially from country to country.  The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA or CE mark clearance or approval, and the requirements may substantially differ.

Other Governmental Regulations and Environmental Matters

We are or may become subject to various laws and regulations regarding laboratory practices and the use of animals in testing, as well as environmental laws and regulations governing, among other things, any use and disposal by us of hazardous or potentially hazardous substances in connection with our research.  At this time, costs attributable to environmental compliance are not material.  In each of these areas, applicable U.S. and foreign government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on our business.  Additionally, if we are able to successfully obtain approvals for and commercialize our product candidates, then we and our products may become subject to various federal, state and local laws targeting fraud, abuse, privacy and security in the healthcare industry.

Intellectual Property

We are focused on the development of self-assembling compositions, particularly self-assembling peptide compositions, and methods of making and using such compositions in medical and non-medical applications.  Suitable applications of these compositions include limiting or preventing the movement of bodily fluids and contaminants within or on the human body, preventing adhesions, treatment of leaky or damaged tight junctions, and reinforcement of weak or damages vessels, such as aneurysms.  Our strategy to date has been to develop an intellectual property portfolio in high-value jurisdictions that tend to uphold intellectual property rights.

We have filed 10 patent applications for self-assembling peptides and methods of use thereof in five jurisdictions, all of which are pending.  We have also entered into a license agreement with MIT pursuant to which we have been granted exclusive rights under one portfolio of patents and non-exclusive rights under another portfolio of patents.  The portfolio exclusively licensed from MIT includes more than 10 pending patent applications in 10 jurisdictions, of which four are allowed. The portfolio non-exclusively licensed from MIT includes 11 issued patents in eight jurisdictions that expire between 2016 and 2026 (absent patent term extension), and six pending patent applications in four jurisdictions.

Our license agreement with MIT imposes certain diligence, capital raising, and other obligations on us, including obligations to raise certain amounts of capital by specific dates.  Additionally, we are responsible for all patent prosecution and maintenance fees under that agreement.  Our breach of any material terms of our license agreement with MIT could permit the counterparty to terminate the agreement, which could result in our loss of some or all of our rights to use certain intellectual property that is material to our business and our lead product candidate.  Our loss of any of the rights granted to us under our license agreement with MIT could materially harm our product development efforts and could cause our business to fail.

We also have been granted a non-exclusive sub-license of a patent assigned to MIT and in turn licensed by MIT to the sub-licensing third party, which patent is due to expire in 2014.  The sub-license is a fully-paid and royalty-free and does not provide any outbound license grant to any ABS owned or exclusively licensed intellectual property.  We presently do not anticipate any material impact on our business or operations resulting from the expected expiration of this patent in 2014.

We have pending trademark applications for AC5™, Crystal Clear Surgery™, NanoDrape™ and NanoBioBarrier™.

Employees

We presently have two full-time employees and three part-time employees, and make extensive use of third party contractors, consultants, and advisors to perform many of our present activities.  We expect to increase the number of our employees as we increase our operations.

ITEM 1A.  RISK FACTORS

You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. Our business, financial condition, results of operations and stock price could be materially adversely affected by a wide range of factors. Additional risks not presently known to us or that we currently deem immaterial may also impair our business financial condition, results of operations and stock price.

Risks Related to our Business

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future as we pursue our operations as a combined enterprise, and we may never generate revenue or achieve or maintain profitability.

We have incurred losses in each year since our inception and we expect that losses will continue to be incurred in the foreseeable future in the operation of our business. To date, we have financed our operations entirely through equity and debt investments by founders and other investors, and we expect to continue to rely on those sources of funding, to the extent available, for the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs pertaining to the closing of the Merger and related regulatory filings, and personnel expenses. We have devoted substantially all of our time, money and efforts to date to the advancement of our technology and raising capital to support our business, and expect to continue to devote significant time, money and efforts to such activities going forward.

We expect to continue to incur significant expenses and we anticipate that those expenses and losses may increase in the foreseeable future as we seek to:

•	develop our principal product candidate, AC5™, including further development of the product’s composition and conducting preclinical biocompatibility studies;
•	raise capital needed to fund our operations;
•	conduct clinical trials relating to AC5 and any other product candidate we seek to develop;
•	attempt to gain regulatory approvals for any product candidate that successfully completes clinical trials;
•	Establish relationships with contract manufacturing partners, and invest in product and process development through such partners;
•	maintain, expand and protect our intellectual property portfolio;
•	seek to commercialize selected product candidates for which we may obtain regulatory approval;
•	hire additional regulatory, clinical, quality control, scientific and management consultants and personnel; and
•	support and add operational, financial, accounting, facilities engineering and information systems consultants and personnel to further our operations.

To become and remain profitable, we must succeed in developing and eventually commercializing product candidates with significant market potential. This will require us to be successful in a number of challenging activities, including successfully completing preclinical testing and clinical trials of product candidates, obtaining regulatory approval for our product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of the earliest of those activities. We may never succeed in those activities and may never generate operating revenues or achieve profitability. Even if we do generate operating revenues sufficient to achieve profitability, we may not be able to sustain or increase profitability. Our failure to generate operating revenues or become and remain profitable would impair our ability to raise capital, expand our business or continue our operations, all of which would depress the price of our common stock. A decline in the prices of our common stock could cause our stockholders to lose all or a part of their investment in our Company.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require significant additional clinical development and additional investment before it could potentially be commercialized. We anticipate that none of our product candidates will be commercially available for several years, if at all.

We believe that our current cash will be sufficient to meet our anticipated cash requirements through May 2014, but we do not currently believe our existing cash resources are sufficient to meet our anticipated needs for the next twelve months.  Further, we will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities, particularly as we commence preclinical and clinical development for our lead product candidate, AC5, and that we will need to raise significant additional funds to continue operations. Our future capital requirements will depend on many factors, including:

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

As a result of these and other factors, we expect that we will need substantial additional funding in the future. We would likely seek such funding through public or private securities offerings, incurrence of indebtedness, or some combination of those sources. We may also seek funding through collaborative arrangements if we determine them to be necessary or appropriate. Additional funding may not be available when needed on acceptable terms or at all. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we may become subject to covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

Our current and any future debt facilities will require us to use our limited capital to repay amounts owed and may impose limitations on our operations, which could negatively affect our business plans.

On September 30, 2013, we entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC has provided us an unsecured subordinated loan in principal amount of $1,000,000 (such loan, the “MLSC Loan”).  The MLSC Loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive net proceeds of $5,000,000 or more in a 12-month period.  We will need substantial amounts of cash in order to repay the principal and interest owed under the MLSC Loan as it becomes due, which we may not have or be able to obtain.  Any failure to make payments as required under the MLSC Loan Agreement would constitute an event of default, and could result in, among other things, MLSC’s acceleration of all amounts due thereunder.

Further, the MLSC Loan Agreement restricts our use of the proceeds of the MLSC Loan to funding working capital requirements and/or the purchase of capital assets in the life sciences field, and we are expressly prohibited from using any such proceeds for any severance payment, investment in certain securities or payment for goods or services to a related party of the Company.  Additionally, the MLSC Loan Agreement provides that, for so long as any of the MLSC Loan remains outstanding, our headquarters and at least a majority of our employees must be located in Massachusetts and we must not take certain actions without obtaining MLSC’s prior consent, including without limitation paying dividends on our capital stock, redeeming any of our outstanding securities, incurring certain types and amounts of additional indebtedness, and completing a sale of substantially all of our assets or a change-of-control transaction.  Further, our failure to remain a “certified life sciences company” under the Massachusetts General Law would constitute an event of default under the MLSC Loan Agreement.  Our ability to pursue our business plans during the term of the MLSC Loan may be severely limited as a result of those restrictions, which could cause our operations and financial condition to suffer.

Our short operating history may hinder our ability to successfully meet our objectives.

We are a development stage company subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. Our operations to date have been primarily limited to organizing and staffing, developing and securing our technology and undertaking or funding preclinical studies of our lead product candidate. We have not demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

Because of our limited operating history, we have limited insight into trends that may emerge and affect our business, and errors may be made in developing an approach to address those trends and the other challenges faced by development stage companies. Failure to adequately respond to such trends and challenges could cause our business, results of operations and financial condition to suffer or fail. Further, our limited operating history may make it difficult for our stockholders to make any predictions about our likelihood of future success or viability.

If we are not able to attract and retain qualified management and scientific personnel, we may fail to develop our technologies and product candidates.

Our future success depends to a significant degree on the skills, experience and efforts of the principal members of our scientific and management personnel. These members include Dr. Terrence Norchi, MD, our President and Chief Executive Officer. The loss of Dr. Norchi or any of our other key personnel could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. Further, our operation as a public company will require that we attract additional personnel to support the establishment of appropriate financial reporting and internal controls systems. Competition for personnel is intense. We may not be able to attract, retain and/or successfully integrate qualified scientific, financial and other management personnel, which could materially harm our business.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As disclosed in Item 9A of Part II of this Annual Report, management has identified material weaknesses in our internal control over financial reporting as of September 30, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—Integrated Framework. We have developed proposed actions aimed at remediating some of these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, there may be an increased likelihood that our consolidated financial statements contain material misstatements.  If that were to occur, we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and litigation. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

Our business is currently focused almost entirely on the development and commercialization of one product candidate, AC5. As a result of our reliance on one primary product candidate, our chances for success will be significantly reduced if we are not able to obtain regulatory approvals and market acceptance of that product. We are also less likely to withstand competitive pressures if any of our competitors develops and obtains regulatory approval or certification for a similar product faster than we can or that is otherwise more attractive to the market than AC5. Our current dependence on one product candidate increases the risk that our business will fail if our development efforts for that product candidate experience delays or other obstacles or are otherwise not successful.

The Chemistry, Manufacturing and Control (“CMC”) process may be challenging.

Because of the complexity of our lead product candidate, the CMC process may be difficult to complete successfully within the parameters required by the FDA or its foreign counterparts. Peptide formulation optimization is particularly challenging, and any delays could negatively impact our anticipated clinical trial and subsequent commercialization timeline.  Furthermore, we have, and the third parties with which we may establish relationships may also have, limited experience with attempting to commercialize a self-assembling peptide as a medical device, which increases the risks associated with completing the CMC process successfully, on time, or within the projected budget. Failure to complete the CMC process successfully would impact our ability to start a clinical trial and could severely limit the long-term viability of our business.

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

Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs, which would adversely affect the commercialization of our technology.

The Animal Welfare Act (“AWA”) is the federal law that covers the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, and feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections and reporting requirements under the AWA. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations, and or obligations exist in many foreign jurisdictions. If we or our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

If the FDA or similar foreign agencies or intermediaries impose requirements or an alternative product classification more onerous than we anticipate, our business could be adversely affected.

The development plan for our lead product candidate is based on our anticipation of pursuing the medical device regulatory pathway. However, the FDA and other applicable foreign agencies will have authority to finally determine the regulatory route for our product candidates in their jurisdictions. If the FDA or similar foreign agencies or intermediaries deem our product to be a member of a category other than a medical device, such as a drug or biologic, or impose additional requirements on our pre-clinical and clinical development than we presently anticipate, financing needs would increase, the timeline for product approval would lengthen, the program complexity and resource requirements world increase, and the probability of successfully commercializing a product would decrease. Any or all of those circumstances would materially adversely affect our business.

If we are not able to secure and maintain relationships with third parties that are capable of conducting clinical trials on our product candidates, our product development efforts could be adversely impacted.

Our management has limited experience in conducting preclinical development activities and clinical trials. As a result, we have relied and will need to continue to rely on research institutions and other third party clinical investigators to conduct our preclinical and clinical trials. If we are unable to reach agreement with qualified research institutions and clinical investigators on acceptable terms, or if any resulting agreement is terminated prior to the completion of our clinical trials, then our product development efforts could be materially delayed or otherwise harmed. Further, our reliance on third parties to conduct our clinical trials will provide us with less control over the timing and cost of those trials and the ability to recruit suitable subjects to participate in the trials. Moreover, the U.S. FDA and other regulatory authorities require that we comply with standards, commonly referred to as good clinical practices, or “GCP”, for conducting, recording and reporting the results of our preclinical development activities and our clinical trials, to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Additionally, we and any third party contractor performing preclinical and clinical studies are subject to regulations governing the treatment of human and animal subjects in performing those studies. Our reliance on third parties that we do not control does not relieve us of those responsibilities and requirements. If those third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or clinical trials in accordance with regulatory requirements or stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Any of those circumstances would materially harm our business and prospects.

Any clinical trials that are conducted on our product candidates may fail.

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. Any clinical trials that are commenced for any of our product candidates could be delayed, limited or fail for a number of reasons, including if:

•	the FDA or other regulatory authorities do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;
•	sufficient suitable subjects do not enroll or remain in our trials;
•	we fail to produce necessary amounts of product candidate;
•	subjects experience an unacceptable rate of efficacy of the product candidate;
•	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product candidate;
•	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;
•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;
•
third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on their anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•
inspections of clinical trial sites by the FDA or IRBs or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;

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
•
the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third party contractors are unable to satisfy;

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

Any delay or failure of one or more of our clinical trials may occur at any stage of testing. Any such delay could cause our development costs to materially increase and any such failure could significantly impair our business plans, which would materially harm our financial condition and operations.

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

We believe that the pathway to marketing approval in the U.S. for our lead product candidate will likely require the FDA’s approval of a PMA for the product, which is based on novel technologies and likely will be classified as a Class III medical device. This approval pathway can be lengthy and expensive, and is estimated to take from one to three years or longer from the time the PMA application is submitted to the FDA until approval is obtained, if approval can be obtained at all.

Similarly, to obtain approval to market our product candidates outside of the U.S., we will need to submit clinical data concerning our product candidates to and receive marketing approval or other required certifications from governmental agencies in those countries, which in certain countries includes approval of the price we intend to charge for a product. For instance, in order to obtain the certification needed to market our lead product candidate in the EU, we believe that we will need to obtain a CE mark for the product, which entails scrutiny by applicable regulatory agencies and bears some similarity to the PMA process, including completion of one or more successful clinical trials.

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

Any product for which we are able to obtain marketing approval or other required certifications, and for which we are able to obtain approval of the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable foreign regulatory authorities, including through periodic inspections. These requirements include, without limitation, submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. Maintaining compliance with any such regulations that may be applicable to us or our product candidates in the future would require significant time, attention and expense. Even if marketing approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or other conditions of approval, or may contain requirements for costly and time consuming post-marketing approval testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with any approved product candidate or related manufacturing processes, or failure to comply with regulatory requirements, may result in consequences to us such as:

•	restrictions on the marketing or distribution of a product, including refusals to permit the import or export of the product;
•	warning letters from governmental agencies;
•	The requirement to include warning labels on the products;
•	withdrawal or recall of the products from the market;

•	refusal by the FDA or other regulatory agencies to approve pending applications or supplements to approved applications that we may submit;
•	suspension of any ongoing clinical trials;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals or certifications; or
•	civil or criminal penalties.

If any of our product candidates achieves required regulatory marketing approvals or certifications in the future, the subsequent occurrence of any such post-approval consequences would materially adversely affect our business and operations.

Current or future legislation may make it more difficult and costly for us to obtain marketing approval or other certifications of our product candidates.

In 2007, the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) was adopted. This legislation grants significant powers to the FDA, many of which are aimed at assuring the safety of medical products after approval. For example, the FDAAA grants the FDA authority to impose post-approval clinical study requirements, require safety-related changes to product labeling and require the adoption of complex risk management plans. Pursuant to the FDAAA, the FDA may require that a new product be used only by physicians with specialized training, only in specified health care settings, or only in conjunction with special patient testing and monitoring. The legislation also include requirements for disclosing clinical study results to the public through a clinical study registry, and renewed requirements for conducting clinical studies to generate information on the use of products in pediatric patients. Under the FDAAA, companies that violate these laws are subject to substantial civil monetary penalties. The requirements and changes imposed by the FDAAA, or any other new legislation, regulations or policies that grant the FDA or other regulatory agencies additional authority that further complicates the process for obtaining marketing approval and/or further restricts or regulates post-marketing approval activities, could make it more difficult and more costly for us to obtain and maintain approval of any of our product candidates.

Public perception of ethical and social issues may limit or discourage the type of research we conduct.

Our clinical trials will involve human subjects, and we and third parties with whom we contract also conduct research involving animal subjects. Governmental authorities could, for public health or other purposes, limit the use of human or animal research or prohibit the practice of our technology. Further, ethical and other concerns about our or our third party contractors’ methods, particularly the use of human subjects in clinical trials or the use of animal testing, could delay our research and preclinical and clinical trials, which would adversely affect our business and financial condition.

Use of third parties to manufacture our product candidates may increase the risk that preclinical development, clinical development and potential commercialization of our product candidates could be delayed, prevented or impaired.

We have limited personnel with experience in medical device development and manufacturing, do not own or operate manufacturing facilities, and generally lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently intend to outsource all or most of the clinical and, commercial manufacturing and packaging of our product candidates to third parties. However, we have not established long-term agreements with any third party manufacturers for the supply of any of our product candidates. There are a limited number of manufacturers that operate under cGMP regulations and that are capable of and willing to manufacture our lead product candidate utilizing the manufacturing methods that are required to produce that product candidate, and our product candidates will compete with other product candidates for access to qualified manufacturing facilities. If we have difficulty locating third party manufacturers to develop our product candidates for preclinical and clinical work, then our product development programs will experience delays and otherwise suffer. We may also be unable to enter into agreements for the commercial supply of products with third party manufacturers in the future, or may be unable to do so when needed or on acceptable terms. Any such events could materially harm our business.

Reliance on third party manufacturers entails risks to our business, including without limitation:

•
the failure of the third party to maintain regulatory compliance, quality assurance, and general expertise in advanced manufacturing techniques and processes that may be necessary for the manufacture of our product candidates;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;
•	failure of the third party manufacturers to meet the demand for the product candidate, either from future customers or for preclinical or clinical trial needs;
•	the possible breach of the manufacturing agreement by the third party; and
•	the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.

The failure of any of our contract manufacturers to maintain high manufacturing standards could result in harm to clinical trial participants or patients using the products. Such failure could also result in product liability claims, product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns or other problems that could seriously harm our business or profitability. Further, our contract manufacturers will be required to adhere to FDA and other applicable regulations relating to manufacturing practices. Those regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize in the future. The failure of our third party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval or other required certifications of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business, financial condition and operations.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay or otherwise hinder the development and commercialization of those product candidates.

We will rely on the manufacturers of our product candidates to purchase from third party suppliers the materials necessary to produce the compounds for preclinical and clinical studies, and may continue to rely on those suppliers for commercial distribution if we obtain marketing approval or other required certifications for any of our product candidates. The materials to produce our products may not be available when needed or on commercially reasonable terms, and the prices for such materials may be susceptible to fluctuations. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements relating to the commercial production of any of these materials. If these materials cannot be obtained for our preclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, which would significantly impact our ability to develop our product candidates and materially adversely affect our ability to meet our objectives and obtain operations success.

We may not be successful in maintaining or establishing collaborations, which could adversely affect our ability to develop and, if required regulatory approvals are obtained, commercialize, our product candidates.

We intend to collaborate with physicians, patient advocacy groups, foundations, government agencies, and/or other third parties to assist with the development of our product candidates. If required regulatory approvals are obtained for any of our product candidates, then we may consider entering into selective collaboration arrangements with medical technology, pharmaceutical or biotechnology companies and/or seek to establish strategic relationships with marketing partners for the development, sale, marketing and/or distribution of our products within or outside of the U.S. If we elect to seek collaborators in the future but are unable to reach agreements with suitable collaborators, then we may fail to meet our business objectives for the affected product or program. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts, if any, to establish and implement collaborations or other alternative arrangements. The terms of any collaborations or other arrangements that we establish may not be favorable to us, and the success of any such collaborations will depend heavily on the efforts and activities of our collaborators. Any failure to engage successful collaborators could cause delays in our product development and/or commercialization efforts, which could harm our financial condition and operational results.

We compete with other pharmaceutical and medical device companies, including companies that may develop products that make our product candidates less attractive or obsolete.

The medical device, pharmaceutical and biotechnology industries are highly competitive. If our product candidates become available for commercial sale, we will compete in that competitive marketplace. There are several products on the market or in development that could be competitors with our lead product candidate. While our management, which is familiar with these other products, believes that our lead product candidate could be safer and possibly more effective than those competitors, those beliefs may be wrong. Further, most of our competitors have greater resources or capabilities and greater experience in the development, approval and commercialization of medical devices or other products than we do. We may not be able to compete successfully against them. We also compete for funding with other companies in our industry that are focused on discovering and developing novel improvements in surgical bleeding prevention.

We anticipate that competition in our industry will increase. In addition, the healthcare industry is characterized by rapid technological change, resulting in new product introductions and other technological advancements. Our competitors may develop and market products that render our lead product candidate or any future product candidate we may seek to develop non-competitive or otherwise obsolete. Any such circumstances could cause our operations to suffer.

If we fail to generate market acceptance of our product candidates and establish programs to educate and train surgeons as to the distinctive characteristics of our product candidates, we will not be able to generate revenues on our product candidates.

Acceptance in the marketplace of our lead product candidate depends in part on our and our third party contractors’ ability to establish programs for the training of surgeons in the proper usage of that product candidate, which will require significant expenditure of resources. Convincing surgeons to dedicate the time and energy necessary to properly train to use new products and techniques is challenging, and we may not be successful in those efforts. If surgeons are not properly trained, they may ineffectively use our product candidates. Such misuse could result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us. Accordingly, even if our product candidates are superior to alternative treatments, our success will depend on our ability to gain and maintain market acceptance for those product candidates among certain select groups of the population and develop programs to effectively train them to use those products. If we fail to do so, we will not be able to generate revenue from product sales and our business, financial condition and results of operations will be adversely affected.

We face uncertainty related to pricing, reimbursement and healthcare reform, which could reduce our potential revenues.

If our product candidates are approved for commercialization, any sales will depend in part on the availability of coverage and reimbursement from third-party payors such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other healthcare related organizations. If our product candidates obtain marketing approval, pricing and reimbursement may be uncertain. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of healthcare. Further, federal, state and foreign healthcare proposals and reforms could limit the prices that can be charged for the product candidates that we may develop, which may limit our commercial opportunity. Adoption of our product candidates by the medical community may be limited if doctors and hospitals do not receive adequate partial or full reimbursement for use of our products, if any are commercialized. In some foreign jurisdictions, marketing approval or allowance could be dependent upon pre-marketing price negotiations. As a result, any denial of private or government payor coverage or inadequate reimbursement for procedures performed using our products, before or upon commercialization, could harm our business and reduce our prospects for generating revenue.

In addition, the U.S. Congress recently adopted legislation regarding health insurance. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the U.S., including modifications to the existing system of private payors and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, creation of a government-sponsored healthcare insurance source, or some combination of those, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact reimbursement for medical devices such as our product candidates. If reimbursement for our approved product candidates, if any, is substantially less than we expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

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

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for the intellectual property rights we use would materially harm our business, product development programs and prospects.

In addition, our proprietary information, trade secrets and know-how are important components of our intellectual property rights. We seek to protect our proprietary information, trade secrets, know-how and confidential information, in part, with confidentiality agreements with our employees, corporate partners, outside scientific collaborators, sponsored researchers, consultants and other advisors. We also have invention or patent assignment agreements with our employees and certain consultants and advisors. If our employees or consultants breach those agreements, we may not have adequate remedies for any of those breaches. In addition, our proprietary information, trade secrets and know-how may otherwise become known to or be independently developed by others. Enforcing a claim that a party illegally obtained and is using our proprietary information, trade secrets and know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time consuming litigation could be necessary to seek to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain protection thereof could adversely affect our competitive business position and results of operations.

If we lose certain intellectual property rights owned by third parties and licensed to us, our business could be materially harmed.

We have entered into certain in-license agreements with MIT and with certain other third parties, and may seek to enter into additional in-license agreements relating to other intellectual property rights in the future. To the extent we and our product candidates rely heavily on any such in-licensed intellectual property, we are subject to our and the counterparty’s compliance with the terms of such agreements in order to maintain those rights. Presently, we, our lead product candidate and our business plans are dependent on the patent and other intellectual property rights that are licensed to us under our license agreement with MIT. Although that agreement has a durational term through the life of the licensed patents, it also imposes certain diligence, capital raising, and other obligations on us, our breach of which could permit MIT to terminate the agreement. Further, we are responsible for all patent prosecution and maintenance fees under that agreement, and a failure to pay such fees on a timely basis could also entitle MIT to terminate the agreement. Any failure by us to satisfy our obligations under our license agreement with MIT or any other dispute or other issue relating to that agreement could cause us to lose some or all of our rights to use certain intellectual property that is material to our business and our lead product candidate, which would materially harm our product development efforts and could cause our business to fail.

If we infringe or are alleged to infringe the intellectual property rights of third parties, our business and financial condition could suffer.

Our research, development and commercialization activities, as well as any product candidates or products resulting from those activities, may infringe or be accused of infringing a patent or other intellectual property under which we do not hold a license or other rights. Third parties may own or control those patents or other rights in the U.S. or abroad. The third parties that own or control those intellectual property rights could bring claims against us that would cause us to incur substantial time, expense, and diversion of management attention. If a patent or other intellectual property infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales, if any, of the applicable product or product candidate that is the subject of the suit. In order to avoid or settle potential claims with respect to any of the patent or other intellectual property rights of third parties, we may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. Any such license may not be available on acceptable terms, or at all. Even if we or our future collaborators were able to obtain a license, the rights granted to us or them could be non-exclusive, which could result in our competitors gaining access to the same intellectual property rights and materially negatively affecting the commercialization potential of our planned products. Ultimately, we could be prevented from commercializing one or more product candidates, or be forced to cease some aspects of our business operations, if, as a result of actual or threatened infringement claims, we are unable to enter into licenses on acceptable terms or at all or otherwise settle such claims. Further, if any such claims were successful against us, we could be forced to pay substantial damages. Any of those results could significantly harm our business, prospects and operations.

Risks Related to Our Common Stock

There is not now, and there may not ever be, an active market for our common stock, which trades in the over-the-counter market in low volumes and at volatile prices.

There currently is a limited market for our common stock. Although our common stock is quoted on the OTC Bulletin Board (“OTCBB”), an over-the-counter quotation system, trading of our common stock is extremely limited and sporadic and generally at very low volumes. Further, the price at which our common stock may trade is volatile and we expect that it will continue to fluctuate significantly in response to various factors, including without limitation those discussed in this section and many of which are beyond our control. The stock market in general, and securities of small-cap companies driven by novel technologies in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in further volatility in the price at which our common stock may trade, which could cause its value to decline. To the extent we seek to raise capital in the future through the issuance of equity, those efforts could be limited or hindered by low and/or volatile market prices for our common stock.

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

Our common stock is a “penny stock.”

The SEC has adopted regulations that generally define “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exceptions. The market price of our common stock is, and is expected to continue to be in the near term, less than $5.00 per share and is therefore a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to acquire the securities. Those rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to resell their shares of our common stock. In addition, if our common stock continues to be quoted on the OTCBB as we expect, then our stockholders may find it difficult to obtain accurate quotations for our stock, and may find few buyers to purchase our stock and few market makers to support its price.

If we issue additional shares in the future, our existing shareholders will be diluted.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of common stock. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of our common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our equity compensation plan, or other transactions and corporate purposes that our Board of Directors may deem to be in the Company’s best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of our Company, even if such changes may benefit our stockholders. Any future issuance of our common stock could be consummated on terms that are unfavorable to us, may not enhance stockholder value, and may adversely affect our business or the trading price of our common stock. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders.

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

Additional risks may exist because we recently completed a “reverse merger” transaction. Securities analysts of major brokerage firms may not provide coverage of our Company following the Merger because there may be little incentive to brokerage firms to recommend the purchase of our common stock. There may also be increased scrutiny by the SEC and other government agencies and holders of our securities due to the nature of the reverse merger transaction, as there has been increased focus on transactions such as the Merger in recent years. Further, since the Company existed as a “shell company” under applicable rules of the SEC until the closing of the Merger on June 26, 2013, we are subject to certain restrictions and limitations relating to certain potential future issuances of our securities and compliance with certain SEC rules and regulations that are not applicable to non-former “shell” companies.

We may have material liabilities that were not discovered before, or have not been discovered since, the closing of the Merger.

We may have material liabilities that were not discovered before the consummation of the Merger. We could experience losses as a result if any such unasserted liabilities are eventually found to be incurred, which could materially harm our business and financial condition. Although the Merger Agreement contained customary representations and warranties from the Company concerning its assets, liabilities, financial condition and affairs, there may be limited or no recourse against the Company’s prior owners or principals in the event those prove to be untrue. As a result, our current and future stockholders bear risks relating to any such unknown or unasserted liabilities.

Certain of our directors and officers own a significant percentage of our capital stock and are able to exercise significant influence over our Company.

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, and Dr. Avtar Dhillon, the Chairman of our Board of Directors, collectively hold or control approximately 25% of our outstanding shares of common stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

The elimination of monetary liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation eliminates the personal liability of our directors and officers to our Company and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our amended and restated bylaws provide that we are obligated to indemnify any of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even if such actions, if successful, might otherwise benefit us or our stockholders.

We are subject to thereporting requirements of federal securities laws, compliance with which involves significant time, expense and expertise.

We are a public reporting company in the U.S., and, accordingly, are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the obligations imposed by the Sarbanes-Oxley Act. The costs associated with preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC in the ordinary course, as well as preparing and filing audited financial statements, have caused, and could continue to cause, our operational expenses to remain at higher levels or continue to increase.

Our present management team has only limited experience managing public companies. It will be time consuming, difficult and costly for our management team to acquire additional expertise and experience in operating a public company, and to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley and other applicable securities laws.  We will need to hire additional financial reporting, internal controls, accounting and other finance staff in order to develop and implement appropriate internal controls and reporting procedures as required by applicable securities regulations for public companies, which we may not be able to do on a timely basis or at all.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.” In addition, any shares of our common stock that are held by affiliates, including any that are registered, will be subject to the resale restrictions of Rule 144.

Pursuant to Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (the “Securities Act”), a “shell company” is defined as a company that has no or nominal operations and either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. We were a shell company prior to the closing of the Merger, and as such, sales of our securities pursuant to Rule 144 are not permitted until at least 12 months have elapsed since June 26, 2013, the date on which our Current Report on Form 8-K, reflecting our status as a non-shell company, was filed with the SEC. Therefore, any outstanding restricted securities or any restricted securities we may sell in the future or issue to consultants or employees in consideration for services rendered or for any other purpose will have limited liquidity unless and until such securities are registered under the Securities Act and/or until at least June 26, 2014. Rule 144 also imposes other requirements on us and our stockholders that must be met in order to effect a sale thereunder.  As a result, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant additional time and cash resources and which we presently have no intention to pursue. Further, it may be more difficult for us to compensate our employees and consultants with our securities instead of cash. Our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned), and could cause the value of our securities to decline. In addition, any shares held by affiliates, including shares received in any registered offering, will be subject to certain additional requirements in order to effect a sale of such shares under Rule 144.

We do not intend to pay cash dividends on our capital stock in the foreseeable future.

We have never declared or paid any dividends on our shares and do not anticipate paying any such dividends in the foreseeable future. Any future payment of cash dividends would depend on our financial condition, contractual restrictions, solvency tests imposed by applicable corporate laws, results of operations, anticipated cash requirements and other factors and will be at the discretion of our Board of Directors. Our stockholders should not expect that we will ever pay cash or other dividends on our outstanding capital stock.

We are at risk of securities class action litigation that could result in substantialcosts and divert management’s attention and resources.

In the past, securities class action litigation has been brought against companies following periods of volatility of its securities in the marketplace, particularly following a company’s initial public offering. Due to the volatility of our stock price, we could be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We do not own any real property.  Between July 2013 and September 2013, we maintained our corporate offices at a property in Cambridge, Massachusetts that we leased under a month-to-month property rental agreement, pursuant to which we were obligated to pay monthly rent of approximately $2,800. In October 2013, we entered into a one and one-half year operating sublease agreement pursuant to which we lease the office space of our relocated headquarters in Wellesley, Massachusetts for a base annual rent equal to $5,031 per month.  We believe our present offices are suitable for our current and planned near-term operations.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to legal proceedings involving various matters. We are unaware of any such legal proceedings presently pending to which we or our subsidiary is a party or of which any of our property is the subject that management deems to be, individually or in the aggregate, material to our financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCBB over-the-counter quotation system. Our common stock began quotation on the OTCBB on June 26, 2012 under the trading symbol “AAHC.OB”. Effective June 5, 2013, in connection with the change of our name to Arch Therapeutics, Inc., our trading symbol changed to “ARTH.OB”. There was no trading of our common stock on the OTCBB or any other over-the-counter market prior to January 2, 2013. Although our common stock is quoted on the OTCBB, there is a limited trading market for our common stock and there have been few trades in our common stock to date. Because our common stock is thinly traded, any reported sale prices may not be a true market-based valuation of our common stock.

The table below sets forth reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported on the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2012
First Quarter ended December 31, 2011*	—	—
Second Quarter ended March 31, 2012*	—	—
Third Quarter ended June 30, 2012*	—	—
Fourth Quarter ended September 30, 2012*	—	—

Fiscal Year Ended September 30, 2013
First Quarter ended December 31, 2012*	—	—
Second Quarter ended March 31, 2013*	—	—
Third Quarter ended June 30, 2013 #	$6.00	$0.54
Fourth Quarter ended September 30, 2013	$1.36	$0.31

Fiscal Year Ending September 30, 2014
First Quarter ending December 31, 2013 (through December 26, 2013)	$0.35	$0.11

* There was no market for our common stock during this period.
# There was no market for our common stock during portions of this period.

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock.

As of December 26, 2013, there were approximately 66 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2013, our Board of Directors and a majority of our stockholders approved and adopted the Arch Therapeutics, Inc. 2013 Stock Incentive Plan (the “Plan”). The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. The Plan initially reserved 7,825,388 shares of our common stock for issuance thereunder in awards granted to employees, directors and/or consultants. The Plan provides that, on an annual basis on the first business day of our fiscal year commencing in 2013, the number of shares of our common stock reserved for issuance under the Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (i) 3,000,000 shares, (ii) 4% of the number of shares outstanding on the last day of our immediately preceding fiscal year, or (iii) such lesser number of shares as determined by the administrator of the Plan, which is currently our Board of Directors. As a result of that provision, as of October 1, 2013, the number of shares reserved for issuance under the Plan increased by 2,405,808 to 10,231,196. The following table provides information as of September 30, 2013 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,000,000	$0.38	4,825,388
Equity compensation plans not approved by security holders	—	—	—
Total	3,000,000	$0.38	4,825,388

Unregistered Sales of Equity Securities

Pursuant to a financing (the “Coldstream Financing”) arrangement with Coldstream Summit Ltd. (“Coldstream”), on August 30, 2013, we issued and sold units consisting of 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock to a foreign accredited investor identified by Coldstream, for aggregate gross proceeds of $500,000, pursuant to a securities purchase agreement and warrant in substantially the same forms that were executed previously in connection with the Coldstream Financing. The issuance of securities in the Coldstream Financing has not been registered under the Securities Act, and such securities have been issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder. Such securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. In determining that the issuance of such securities qualifies for an exemption under Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder, we have relied on the following facts: the recipients of the securities represented that they are not a “U.S. Person” as defined in as defined in Rule 902 promulgated under the Securities Act and are “accredited investors” as defined in Rule 501 under the Securities Act; and the securities were issued as restricted securities.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report. In addition to historical information, the following discussion and analysis contains forward-looking statements based upon various underlying assumptions and expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to in any forward-looking statements due to a number of factors, including, without limitation, the risks described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Annual Report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Unless the context indicates otherwise, all references to “we,” “us,” “our” and the “Company” in this discussion and analysis refer to Arch Therapeutics, Inc. and its consolidated subsidiary, Arch Biosurgery, Inc.

Corporate Overview

Arch Therapeutics, Inc. (“Arch”) was incorporated under the laws of the State of Nevada on September 16, 2009 with the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, Arch completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), Arch’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of Arch. Prior to the completion of the Merger, Arch was a “shell company” under applicable rules of the Securities and Exchange Commission (the “SEC”) and had no or nominal assets or operations.  Upon its acquisition of ABS, Arch abandoned its prior business plan and changed its operations to the business of a life science medical device company. For financial reporting purposes, the Merger represents a “reverse merger” rather than a business combination and ABS is deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the assets, liabilities, deficit accumulated during the development stage and the historical operations that are reflected in the Company’s consolidated financial statements are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information has been consolidated with the that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger will be replaced with the historical financial statements of ABS before the Merger in this filing and all future filings with the SEC that require financial statements to be included.

ABS was incorporated under the laws of Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc., changed its name to Arch Therapeutics, Inc. on April 7, 2008, and changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc. upon the closing of the Merger on June 26, 2013.

Liquidity

The Company is in the development stage and has generated no operating revenues to date. The Company is currently devoting substantially all of its efforts toward product research and development. As further discussed in “Liquidity and Capital Resources” below, we will need to raise substantial additional funds in order to continue operating our business. We do not currently believe our existing cash resources are sufficient to meet our anticipated needs for the next twelve months.

Business Overview

We are a life science medical device company in the development stage with limited operations to date. We aim to develop products that make surgery and interventional care faster and safer by utilizing a novel approach that stops bleeding (referenced as “hemostasis”), controls leaking (referenced as “sealant”), and provides other advantages during surgery and trauma care. Our core technology is based on a self-assembling peptide solution that creates a physical, mechanical barrier, which could be applied to bleeding organs or wounds to seal leaking blood and other fluids. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our first product candidate, AC5™, is designed to achieve hemostasis in minimally invasive and open surgical procedures, and we hope to develop other hemostatic or sealant product candidates in the future based on our self-assembling peptide technology platform. Our plan and business model is to develop products that apply that core technology to use with human bodily fluids and connective tissues.

Our primary product candidate, AC5, relies on this technology and is designed to achieve hemostasis during surgical procedures. AC5 is a biocompatible synthetic peptide comprising naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. We believe that the results of early data from preclinical animal tests have shown quick and effective hemostasis with the use of AC5 relative to other types of hemostatic agents.  AC5 is designed for either direct application as a liquid or application as a spray, which we believe will make it user-friendly and able to conform to irregular wound geometry.  Additionally, AC5 is not sticky or glue-like, which we believe will enhance its utility in the setting of minimally invasive and laparoscopic surgeries.  Further, AC5 is transparent, which should make it easier for a surgeon or other healthcare providers to maintain a clear field of vision during a surgical procedure and prophylactically stop bleeding as it starts, which we call Crystal Clear Surgery™.

We have devoted much of our operations to date to the development of our core technology, including selecting our lead product composition, conducting initial safety and other related tests, generating scale-up, reproducibility and manufacturing and formulation methods, and developing and protecting the intellectual property rights underlying our technology platform. Formulation optimization is an important part of peptide development. AC5 formulation optimization, which is done with extensive collaboration among our team and partners, is focused on optimizing traditional product parameters to target specifications covering performance, physical appearance, stability, and handling characteristics, among others. We intend to monitor formulation optimization closely, as success or failure in setting and realizing appropriate specifications may directly impact our anticipated clinical trial and subsequent commercialization timeline.

Our long-term business plan includes the following goals:

•      conducting successful biocompatibility studies and, subsequently, clinical trials on AC5;
•      obtaining regulatory approval or certification of AC5 in the EU, the U.S., and other jurisdictions as we may determine;
•      expanding our intellectual property portfolio;
•      developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5; and
•      developing additional product candidates in the hemostatic and sealant field.

In furtherance of our long-term business goals, we expect to focus on the following activities during the remainder of calendar year 2013 and during calendar year 2014:

•      finalizing the composition of our lead product candidate;
•      further developing and securing our intellectual property rights;
•      engaging a large scale manufacturing partner to produce cGMP product for clinical trials;
•      participating in EU and, subsequently, U.S. regulatory meetings;
•      preparing for initial clinical trials, including developing clinical trial protocols;
•      conducting formal biocompatibility studies; and
•      commencing initial human clinical trials.

Recent Developments

MLSC Loan Agreement and Warrant

On September 30, 2013, we entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC agreed to provide us an unsecured subordinated loan, and we issued to MLSC a related promissory note, in principal amount of $1,000,000 (such loan, the “MLSC Loan”). We received the full amount of the MLSC Loan on October 4, 2013. The MLSC Loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive net proceeds of $5,000,000 or more in a 12-month period. We may, at our election and without penalty, repay the MLSC Loan in whole or in part at any time prior to its maturity date. Pursuant to the terms of the MLSC Loan Agreement, we may use the proceeds of the MLSC Loan solely to fund working capital requirements and/or the purchase of capital assets in the life sciences field, and we are expressly prohibited from using any such proceeds for any severance payment, investment in certain securities or payment for goods or services to a related party of the Company. The MLSC Loan Agreement also provides that, for so long as any of the MLSC Loan remains outstanding, our headquarters and at least a majority of our employees must be located in Massachusetts and we must not take certain actions without obtaining MLSC’s prior consent, including without limitation paying dividends on our capital stock, redeeming any of our outstanding securities, incurring certain types and amounts of additional indebtedness, and completing a sale of substantially all of our assets or a change-of-control transaction.

In connection with and as a condition of the MLSC Loan Agreement, on September 30, 2013, we issued to MLSC a warrant (the “MLSC Warrant”) to purchase 145,985 shares of our common stock at an exercise price of $0.274 per share. The MLSC Warrant has been issued as partial consideration for the funding provided under the MLSC Loan Agreement and for no separate consideration. The MLSC Warrant is exercisable immediately upon its issuance and expires on the earlier of September 30, 2023 and the completion of a sale of substantially all of our assets or a change-of-control transaction.

Merger with ABS and Related Activities

On June 26, 2013, the Company completed the Merger with ABS, pursuant to which ABS became a wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company has abandoned its prior business plan and has changed its operations to that of a life science medical device company. The Company is in the development stage and has generated no operating revenues to date. The Company is currently devoting substantially all of its efforts toward product research and development.

In contemplation of the Merger, effective May 24, 2013, the Company increased its authorized common stock from 75,000,000 shares to 300,000,000 shares and effected a forward stock split, by way of a stock dividend, of its issued and outstanding shares of common stock at a ratio of 11 shares to each one issued and outstanding share. Also in contemplation of the Merger, effective June 5, 2013, the Company changed its name from Almah, Inc. to Arch Therapeutics, Inc. and changed the ticker symbol under which its common stock trades on the OTC Bulletin Board from “AACH” to “ARTH”.

In connection with the Merger, our Board of Directors and management team has undergone significant changes in connection with the appointment of ABS’s management team to similar roles with our Company.  On April 23, 2013, our former President, Chief Executive Officer and sole director Joey Power resigned from all of his positions with the Company, and Dr. Terrence W. Norchi was appointed as our President and Chief Executive Officer and a member of our Board of Directors and Dr. Avtar Dhillon was appointed as an independent member of our Board of Directors. On June 26, 2013, Alan T. Barber was appointed as our Chief Financial Officer and Dr. Arthur L. Rosenthal was appointed as an independent member of our Board of Directors. On July 8, 2013, William Cotter was appointed as our Chief Operating Officer.  All of those individuals held the same or similar positions with ABS prior to the completion of the Merger.

Coldstream Financing

In contemplation of the Merger, on April 19, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Coldstream Summit Ltd. (“Coldstream”) pursuant to which we agreed to issue and sell, and Coldstream agreed to purchase or assist in securing the purchase of, $2,000,000 worth of units in a private offering within the 12-month period following the closing of the Merger (the “Coldstream Financing”). Each unit issued in the Coldstream Financing is to be sold at a price of $0.50 per share and is to consist of (i) one share of common stock and (ii) one warrant to purchase one share of common stock at an exercise price of $0.75 per share and with a term of 12 months. On April 23, 2013, the Company issued and sold units consisting of 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock in the Coldstream Financing to a foreign accredited investor identified by Coldstream, for aggregate gross proceeds of $1,250,000. On July 3, 2013, pursuant to the Coldstream Financing, the Company issued and sold additional units consisting of 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock to a foreign accredited investor identified by Coldstream for gross proceeds of $250,000.  On August 30, 2013, pursuant to the Coldstream Financing the Company issued and sold additional units consisting of 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock to a foreign accredited investor identified by Coldstream for gross proceeds of $500,000. Following such issuance and sale on August 30, 2013, Coldstream has satisfied its obligations under the Financing Agreement and we have received all aggregate gross proceeds thereunder, totaling $2,000,000.

Adoption of 2013 Equity Incentive Plan

On June 18, 2013, our Board of Directors and stockholders holding a majority of our outstanding common stock approved the adoption of the 2013 Equity Incentive Plan (the “Plan”).  The Plan initially reserved an aggregate of 7,825,388 shares of our common stock for issuance thereunder to employees, officers and consultants of the Company.  Pursuant to the terms of the Plan, as of October 1, 2013, the number of shares reserved for issuance pursuant to awards thereunder automatically increased by 2,405,808  shares to an aggregate 10,231,196  shares.

Adoption of Amended and Restated Bylaws

On June 18, 2013, our Board of Directors and stockholders holding at least a majority of the outstanding shares of our common stock approved the amendment and restatement of our bylaws (the “Restated Bylaws”). The Restated Bylaws are different than our prior bylaws in various respects, including with respect to the procedures by which special meetings of stockholders may be called, the prohibition on stockholder actions by written consent, the procedures applicable to stockholder proposals and director nominations, the number of directors that may be elected or appointed to our Board of Directors, the procedures applicable to the removal of directors, our ability to issue uncertificated shares of our common stock, our ability to communicate electronically with our stockholders, the indemnification of our directors and officers, future amendments to the Restated Bylaws, and the exclusion of certain provisions of the Nevada Revised Statutes relating to the acquisition of our securities that may constitute a controlling interest, among other substantive and stylistic changes.

Results of Operations

The following discussion of our results of operations should be read together with the financial statements included in this Annual Report. Our historical results of operations and the period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

	September 30,	September 30,	Increase
	2013	2012	(Decrease)
Revenue	$-	$-	$-
Operating Expenses
General and Administrative	1,526,075	333,503	1,192,572
Research and Development	218,901	87,021	131,880
Loss from Operations	1,744,976	420,524	1,324,452
Other Expense	108,815	156,387	47,572
Net Loss	1,853,791	576,911	1,276,880

Revenue

We did not generate any revenue in either of the years ended September 30, 2013 or 2012.

General and Administrative Expense

We incurred general and administrative expense during the year ended September 30, 2013 in the amount of $1,526,075, compared to general and administrative expense incurred during the year ended September 30, 2012 in the amount of $333,503 (an increase of $1,192,672). Our general and administrative expenses during those periods primarily included legal fees, patent prosecution costs, payroll related expenses, license maintenance fees, professional fees and office overhead. The increase in general and administrative expense period over period is primarily attributable to hiring additional administrative personnel and increased costs associated with legal and accounting fees incurred in connection with the Merger partially offset by a decrease in patent prosecution costs.

General and administrative expenses are generally expected to increase as a result of plans to ramp up operations and requirements to comply with public company reporting obligations. We also expect increased expenses related to plans to hire additional personnel and consultants and expected incurrence of additional legal fees.

Research and Development Expense

We incurred research and development expense during the year ended September 30, 2013 in the amount of $218,901, compared to research and development expense incurred during the year ended September 30, 2012 in the amount of $87,021 (an increase of $131,880). Our research and development expenses primarily relate to our activities to develop our primary product candidate, and are comprised of payroll related expenses, advisor fees and cost of materials. The increase in research and development expense between periods is primarily attributable to hiring additional research and development personnel and an increase in materials used in the development of our lead product candidate.

Research and development expenses are expected to increase as a result of plans to pursue additional preclinical and clinical studies and otherwise relating to development of our primary product candidate.

Other Expense

We incurred total other expenses during the year ended September 30, 2013 in the amount of $108,815 compared to total other expenses incurred during the year ended September 30, 2012 in the amount of $156,387 (a decrease of $47,572). Other expenses during those periods were primarily interest accrued on debt. The decrease in other expense between periods is attributable to suspension of interest accrual beyond April 30, 2013 in connection with the exchange of debt for equity in the Merger.

Liquidity and Capital Resources

Working Capital

Our working capital as of September 30, 2013 and September 30, 2012 is summarized as follows:

	September 30,	September 30,
	2013	2012
Total Current Assets	$1,576,948	$20,447
Total Current Liabilities	455,609	2,552,439
Working Capital	$1,121,339	$(2,531,992)

As of September 30, 2013, total current assets were $1,576,948, compared to total current assets of $20,447 as of September 30, 2012 (an increase of $ 1,556,501). The increase was due to an increase in cash balances resulting from amounts receivable under the MSLC Loan Agreement and sales of our common stock and warrants in the Coldstream Financing greater than operating expenditures and repayment of related party debt and accrued interest. Our total current assets as of September 30, 2013 were comprised primarily of cash, cash equivalents, receivables and prepaid expenses.

As of September 30, 2013, total current liabilities were $455,609, compared to total current liabilities of $2,552,439 as of September 30, 2012 (a decrease of $ 2,096,830). The decrease was primarily due to cancellation of current maturities of outstanding debt and accrued interest on debt in connection with the Merger, partially offset by an increase in accrued expenses. Our total current liabilities as of September 30, 2013 were comprised primarily of accounts payable and accrued expenses.

Cash Flow

Our cash on-hand as of September 30, 2013 was $557,319, compared to cash on-hand as of September 30, 2012 of $17,139 (an increase of $540,180). The increase was primarily due to amounts received in connection with sales of our common stock and warrants in the Coldstream Financing greater than operating expenditures and repayment of related party debt and accrued interest.

Cash Used in Operating Activities

Cash used in operating activities during the year ended September 30, 2013 was $1,336,331, compared to cash used in operating activities during the year ended September 30, 2012 of $254,636 (an increase of $1,081,695). The increase was primarily due to an increase in general and administrative expense attributable to increased costs associated with legal and accounting fees incurred in connection with the Merger, partially offset by a decrease in patent prosecution costs.

Cash Used in Investing Activities

There was no cash used in investing activities during the years ended September 30, 2013 or 2012.

Cash Provided by Financing Activities

Cash provided by financing activities during the year ended September 30, 2013 was $1,876,512, compared to cash provided by financing activities during the year ended September 30, 2012 of $ 235,000 (an increase of $1,641,512). The increase in cash provided by financing activities was obtained from issuances of convertible promissory notes, which were exchanged for equity upon the closing of the Merger, and amounts received in the Coldstream Financing, reduced by the repayment of certain notes payable to our Chief Executive Officer and accrued interest.

Sources of Capital

Prior to the closing of the Merger, we had primarily funded our operations through the issuance of convertible debt and other promissory notes and related warrants, from which we received an aggregate of $1,985,000 in exchange for such issuances from inception through the closing of the Merger on June 26, 2013.  All of such convertible notes and related warrants were cancelled in exchange for shares of our common stock in connection with the closing of the Merger. Subsequent to the Merger, we have funded our operations through the issuance and sale of shares of our common stock and warrants to acquire shares of our common stock in the Coldstream Financing, for aggregate gross proceeds to us of $2,000,000, and our incurrence of $1,000,000 of indebtedness under the MLSC Loan Agreement.  Other than such financing activities, we have had no sources of material funding from inception to date.  As of September 30, 2013, we have received all funding amounts committed under the Coldstream Financing.  On October 4, 2013 we received the all the funding committed under the MLSC Loan Agreement, and we have no contractual commitments for any further funding from those or any other parties.

Cash Requirements

As described above, we anticipate that our operating and other expenses will increase as we continue to implement our business plan and pursue our operational goals. After giving effect to the funds received in our recent equity and debt financings, we estimate we have sufficient funds to operate the business through May 2014; however, based on our current operating expenses and working capital requirements and assuming our use of funds at the rate we presently expect, we do not currently believe our existing cash resources are sufficient to meet our anticipated needs for the next 12 months. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for the period we expect.

We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

Going Concern

From inception through September 30, 2013 we have not earned operating revenues from sales of products or services, and have recurring losses from operations. As of September 30, 2013, we had incurred a net loss of $4,631,871 since our inception. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2013, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K do not include any adjustments relating to the recoverability of assets that might be necessary should operations discontinue.

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

Basis of Presentation — Development Stage Company

We have not earned any revenue from operations. Accordingly, our activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the disclosures required by ASC 915 are that our financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclose activity since the date of our inception.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Convertible Debt

We record a discount to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying preferred stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt to their date of maturity. If a security or instrument becomes convertible only upon the occurrence of a future event outside of our control, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs and contingency has been resolved.

Revenue

We recognize revenue in accordance with ASC 605-28, the milestone method of revenue recognition for arrangements involving research or development or other performance obligations whereby a portion or all of the consideration is contingent upon achievement of milestone events. Under these provisions, arrangement consideration contingent upon achievement of a milestone is recognized by us in the period the milestone is met when we conclude that the milestone is substantive. Upon inception of each applicable arrangement, we assesses each milestone and the consideration payable upon achievement of each milestone and concludes that the milestone is substantive if all of the following criteria are met: (i) the consideration is commensurate with our performance or the enhanced value of a delivered item which is a direct result of our performance to achieve the milestone, (ii) the consideration relates to past performance and there are no refund rights  or  other  penalties related to  the  consideration based on  completion of  future performance and (iii) the consideration is reasonable relative to all the deliverables and payment terms within the arrangement. The related consideration for milestones that are considered substantive is recognized in its entirety in the period which the milestone is met. For the period from inception (March 6, 2006) through September 30, 2013 we have not recorded any revenue for these types of activities.

Research and Development

We expense internal and external research and development costs, including costs of funded research and development arrangements, in the period incurred. Research and development related  income  is  recognized  over  the  term  of  the  related  project  under  the proportional performance method based on costs incurred.

Accounting for Stock-Based Compensation

The  Company  accounts  for  employee  stock-based  compensation  in  accordance  with  the guidance of FASB ASC Topic 718, Compensation-Stock Compensation, which requires all share- based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We account for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 505, Equity (“FASB ASC Topic 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. FASB ASC Topic 505 requires us to re-measure the fair value of stock options issued to non- employee at each reporting period during the vesting period or until services are complete.

In accordance with FASB ASC Topic 718, Compensation-Stock Compensation, we have elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We do not have a history of market prices of the common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Compensation-Stock Compensation (“ASC 718-10-S99”), using historical volatilities of similar public entities. The life term for awards and, therefore, uses simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the financial statements, is based on awards that are ultimately expected to vest.

Fair Value Measurements

We measure both financial and nonfinancial assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The standard created a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure  fair  value  into  three  broad  levels  as  follows:  Level  1  inputs  are  quoted  prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability.

Our financial instruments include cash and cash equivalents. Because of their short maturity, the carrying amount of cash and cash equivalents are considered to approximate fair value.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of September 30, 2013 and September 30, 2012.

Recent Accounting Guidance

Accounting Standards Update (“ASU”) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July 2013. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We do not expect adoption of this ASU to have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth at the end of this Annual Report beginning on page F-1 and are incorporated herein by reference. We are not required to provide the supplementary data required by this item as we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses in our internal control over financial reporting, which are discussed below in management’s annual report on internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2013.  Such conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2013 management has identified the following material weaknesses in our internal control over financial reporting

(i)
We have had insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls and analyzing and recording complex transactions in accordance with U.S. generally accepted accounting principles (“GAAP”).

(ii)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

(iii)	We do not have an audit committee, which is an important entity-level control over our financial statements and the engagement of our independent auditors.

(iv)
We did not perform an entity-level risk assessment to evaluate the implication of relevant risks, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, as a result of the material weaknesses in our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, which is not required pursuant to applicable SEC rules that permit us to provide only management’s report in this Annual Report.

Remediation Efforts

On June 26, 2013, the Company completed the Merger with ABS. With the closing of the Merger and the addition of certain members to our management team, we believe that we now have some personnel with sufficient experience to review and design adequate internal control over financial reporting and the experience and formal training to properly analyze and record complex transactions in accordance with U.S. GAAP; however, we continue to lack a sufficient team of resources with such experience and knowledge.

We expect to implement additional changes to our disclosure controls and procedures and internal control over financial reporting in the near term as resources permit, including identifying specific changes to be made within our governance, accounting and financial reporting processes to address our material weaknesses and adding personnel to our finance and accounting staff to achieve adequate segregation of duties to key financial reporting functions. In lieu of an audit committee comprised of independent directors, we currently rely on our full Board of Directors as an important entity-level control over our financial statements and the engagement of our independent auditors. We are currently seeking an external financial expert to serve on our Board of Directors, as well as other persons to serve as independent directors.

Our management team will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements as resources permit.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Officer Since
Dr. Avtar Dhillon (1)	Chairman of the Board of Directors	52	April 2013
Dr. Arthur Rosenthal	Director	67	June 2013
Dr. Terrence W. Norchi	President, Chief Executive Officer and Director	48	April 2013
Alan T. Barber	Chief Financial Officer	59	June 2013
William M. Cotter	Chief Operating Officer	63	July 2013

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Dr. Avtar Dhillon.  Dr. Dhillon has served as the Chairman of our Board of Directors since April 2013 and has been on the Board of Directors of ABS since May 2011.  Previously, Dr. Dhillon was the President and Chief Executive Officer of Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NYSE Euronext: INO) from October 2001 to June 2009, as President and Chairman of Inovio from June 2009 until October 2009, as Executive Chairman until August 2011, and as Chairman from September 2011. During his tenure at Inovio, Dr. Dhillon led the successful turnaround of the company through a restructuring, acquisition of technology from several European and North American companies, and a merger with VGX Pharmaceuticals to develop a vertically integrated DNA vaccine development company with one of the strongest development pipelines in the industry. Dr. Dhillon led multiple successful financings for Inovio and concluded several licensing deals that included global giants, Merck and Wyeth (now Pfizer). Prior to joining Inovio, Dr. Dhillon was vice president of MDS Capital Corp. (now Lumira Capital Corp.), one of North America’s leading healthcare venture capital organizations. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years. Dr. Dhillon has been instrumental in successfully turning around struggling companies and influential as an active member in the biotech community. From March 1997 to July 1998, Dr. Dhillon was a consultant to Cardiome Pharma Corp. (NASDAQ: CRME), where he lead a turnaround based on three pivotal financings, establishing a clinical development strategy, and procuring a new management team. In his role as a founder and board member of companies, Dr. Dhillon has been involved in several early stage healthcare focused companies listed on U.S. or Canadian stock exchanges, which have successfully matured through advances in their development pipeline and subsequent M&A transactions. Most recently, he was a founding board member (May 2003) of Protox Therapeutics, Inc. (TSX-V: SHS) (now Sophiris Bio Inc.), a publicly traded specialty pharmaceutical company. Dr. Dhillon maintained his board position until the execution of a financing of up to $35 million with Warburg Pincus in November 2010.  Dr. Dhillon currently sits on the Board of Directors of BC Advantage Funds, a Venture Capital Corporation in British Columbia, and since March 2012 has been the Chairman of the Board of Directors of Stevia First Corp. (OTCQB: STVF), an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products.  Since March 2011, Dr. Dhillon has also served as the Chairman of the Board of Directors of of OncoSec Medical, Inc. (OTCQB: ONCS), a company developing its advanced-stage ImmunoPulse DNA-based immunotherapy to treat solid tumor and metastatic cancers.  Dr. Dhillon adds value to our Board of Directors with his extensive experience as a member of boards of directors and senior management of other public companies and with his experience in company building, financing, and licensing with large industry partners.

Dr. Arthur Rosenthal.  Dr. Rosenthal has been appointed as a director of the Company upon the consummation of the Merger, and has served as the Chairman of the Board of ABS since April 2011.  He has served for 40 years in senior research and product development executive roles for medical technology companies and in those roles has successfully directed commercialization efforts for hundreds of novel medical products.  He was Chief Scientific Officer at Boston Scientific from January, 1994 to January, 2005, Vice President of Research and Development at Johnson and Johnson Medical Products, Inc. from April, 1990 to January, 1994 and more recently Chief Executive Officer of two start-up companies, Labcoat, Ltd. and Cappella, Inc., both developing cardiovascular medical devices.  He is currently, and has been since January 2010, a Professor of Practice in Translational Research in Boston University’s College of Engineering, where he oversees biomedical engineering innovation.  Dr. Rosenthal received his Ph.D. in biochemistry from the University of Massachusetts, Amherst, 1973.  Currently, Dr. Rosenthal serves as Non-Executive Director and as Chairman of the Compensation Committe and member of the Audit Committee for Cyberonics, Inc. (NASDAQ: CYBX), having joined its Board of Directors in January 2007.  Dr. Rosenthal is a valuable member of our Board of Directors because of his high-ranking roles in private and public medical device companies, his extensive experience overseeing research and development and commercialization of a large number of products in the medical field, and his company-building acumen.

Dr. Terrence W. Norchi.  Dr. Terrence W. Norchi commenced service as our President, Chief Executive Officer and Interim Chief Financial Officer and a director on our Board of Directors on April 23, 2013.  As a result of the appointment of Alan T. Barber as the Company’s Chief Financial Officer concurrently with the closing of the Merger, Dr. Norchi no longer serves as the Company’s Interim Chief Financial Officer.  Dr. Norchi also serves as the President and Chief Executive Officer and a director of ABS, and has served in those positions since co-founding ABS in 2006.  Prior to founding ABS, Dr. Norchi was a portfolio manager and pharmaceutical analyst at Putnam Investments from April 2002 to September 2004.  Prior to that he served as the senior global biotech and international pharmaceutical equity analyst at Citigroup Asset Management from January 2000 to March 2002, and as a sell-side analyst covering non-U.S. pharmaceutical equities at Sanford C. Bernstein in New York City from September 1996 to December 1999.  Dr. Norchi earned an M.B.A. from the Massachusetts Institute of Technology, Sloan School of Management in 1996.  Dr. Norchi earned an M.D. degree in 1990 from Northeast Ohio Medical University and completed his internal medicine residency in 1994 at Baystate Medical Center, Tufts University School of Medicine, where he was selected to serve as Chief Medical Resident.  Dr. Norchi brings to our Board of Directors invaluable experience and knowledge of our core technology and proposed product candidates as a result of his first-hand experience with the development of that technology, having ushered it from the research laboratory to its current stage of development, and also contributes his investing experience as a former public company analyst and a portfolio manager.

Alan T. Barber.  Mr. Barber was appointed as the Chief Financial Officer of the Company effective as of the consummation of the Merger in June 2013, and has served as the Chief Financial Officer of ABS since August 2008.  He has over 30 years of financial management experience and has been since September 2005, and continues to be, an independent consultant to various companies on financial matters.  Prior to that Mr. Barber was the Chief Financial Officer for a number of technology and life science start-up companies including Biotrove, Inc. from April 2004 to September 2005, Omnisonics Medical Technologies, Inc. from October 2001 to April 2004, Innovation Chain, Inc. from October 2000 to September 2001, MyWay.com from December 1999 to October 2000, Medical Foods, Inc. from November 1997 to October 1999 and Ergo Science, Inc. from October 1993 to November 1997.  Prior to that Mr. Barber was a Partner with the international accounting firm of PricewaterhouseCoopers (formerly Coopers & Lybrand) from July 1979 to October 1993 where he was elected as a Partner in the firm in July 1986.  Prior to that he worked for the international accounting firm KPMG from May 1975 to July 1979.  Mr. Barber received a Bachelor of Science degree in Accounting from the Florida State University, Rovetta School of Business, and is a Certified Public Accountant.

William M. Cotter. Mr. Cotter was appointed Chief Operating Officer in July 2013. He is an industry veteran who brings expertise in operations and product development in his role with the Company. Mr. Cotter has over 30 years of operational experience with various medical device, diagnostics, biologics and life science companies, ranging from early stage start-ups to large multinational corporations. Most recently, Mr. Cotter has provided consulting and advisory services to early stage biomaterials and medical device companies, including providing advisory services since 2011 to ABS, a wholly owned subsidiary of the Company. Prior to that, Mr. Cotter served in senior operations and development roles for various companies including Cohera Medical from January 2009 to January 2012, Helicos Biosciences from May 2007 to June 2008, Closure Medical Corporation (acquired by Johnson & Johnson) from June 1997 to June 2007, Sanofi Diagnostics Pasteur (acquired by Beckman Coulter) from June 1989 to June 1997, Genetic Systems Corporation (acquired by Bio-Rad) from June 1984 to June 1989 and Advanced Technology Laboratories (acquired by Philips HealthCare) April 1980 to June 1984. While with Closure Medical Corporation, Mr. Cotter served as the Vice President of Operations and had direct responsibility and accountability for all product transfers from R&D, Engineering, Quality Control, Document Control, Production and Logistics. During that tenure, Mr. Cotter was part of a team that developed Closure Medical Corporation’s Dermabond®, the first synthetic topical skin adhesive approved by the U.S. Food and Drug Administration, and was the development project leader and co-inventor of the Dermabond TSA ProPen delivery applicator, which won the 2004 Medical Design Excellence Gold Medal Award. Mr. Cotter was also an integral part of the Closure Medical Corporation senior management team that led to a successful acquisition by Johnson & Johnson in June 2005. Prior to his tenure at Closure Medical Corporation, Mr. Cotter spent eight years with Sanofi Diagnostics Pasteur, where he had direct responsibility for all North American industrial sites and chaired that company’s World Wide Manufacturing Committee. Mr. Cotter is listed as co-inventor on eight U.S. patents, and is a graduate of Ohio University.

Term of Office of Directors

Our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Family Relationships

No family relationships exist between any of our current or former directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Audit Committee

Our Board of Directors has not established a separate standing audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act.  Instead, the entire Board of Directors presently acts as the audit committee within the meaning of that section and will continue to do so upon the appointment of any new directors until such time as a separate standing audit committee has been established. Our Board of Directors has determined that there is not presently an audit committee financial expert serving on our Board of Directors. We are seeking to add an audit committee financial expert as a member of our Board of Directors in the near term, upon identification and recruitment of a qualified and otherwise suitable candidate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders beneficially owning more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Executive officers, directors, and persons who beneficially own more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended September 30, 2013, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a).

Code of Ethics

We have not adopted a code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  We anticipate that we will adopt such a code of ethics in the near term.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the fiscal years ended September 30, 2013 and September 30, 2012 for (i) our principal executive officer, (ii) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during our last completed fiscal year (of which there were none), and (iii) certain of our additional executive officers, whose compensation is voluntarily provided

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Option Awards ($) (4)	All other Compensation ($)	Total ($)
Dr. Terrence W. Norchi, President and Chief	2013	171,923	—	—	171,923
Executive Officer (1)	2012	125,000	—	—	125,000

William M. Cotter, Chief Operating Officer (2)	2013	43,750	38,009	—	81,759
	2012	—	—	—	—

Alan T. Barber, Chief Financial Officer (3)	2013	53,015	13,806	—	66,821
	2012	10,640	—	—	10,640

(1)   Dr. Norchi was the President and Chief Executive Officer of ABS since its inception in 2006, and was appointed as our President, Chief Executive Officer and Interim Chief Financial Officer on April 23, 2013.  Dr. Norchi resigned as our Interim Chief Financial Officer upon the appointment of Mr. Barber as our Chief Financial Officer on June 26, 2013.  Salary amounts reflected include $100,000 and $125,000 earned by Dr. Norchi in connection with his services for ABS during the fiscal years ended September 30, 2013 and 2012, respectively, and $71,923 earned by Dr. Norchi in connection with his service as an executive officer of the Company during the fiscal year ended September 30, 2013.
(2)   Mr. Cotter was appointed as our Chief Operating Officer on July 2, 2013.  Salary amounts reflected include amounts earned by Mr. Cotter in connection with his service as an executive officer of the Company during the fiscal year ended September 30, 2013.

(3)   Mr. Barber served as a consultant for ABS until his appointment as our Chief Financial Officer on June 26, 2013.  Salary amounts reflected include $31,150 and $10,640 earned by Mr. Barber in connection with his services for ABS during the fiscal years ended September 30, 2013 and 2012, respectively, and $21,865 earned by Mr. Barber in connection with his service as an executive officer of the Company during the fiscal year ended September 30, 2013.
(4)   The values listed represent the fair value of the option grants that was recognized during the fiscal year ended September 30, 2013 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model.  For information on the valuation assumptions with respect to option grants made during the fiscal year ended September 30, 2013, refer to Note 9 “Stock-Based Compensation” in our consolidated financial statements for the fiscal year ended September 30, 2013, included in this filing.

Mr. Joey Power served as our sole officer and director prior to the Merger, and resigned from all such positions on April 23, 2013.  No compensation was awarded, earned or paid by the Company to Mr. Power for his service in such positions.

Employment Agreements with Named Executive Officers

Terrence W. Norchi

Effective as of June 26, 2013, we entered into an executive employment agreement with Dr. Terrence W. Norchi, our President and Chief Executive Officer. Dr. Norchi’s employment agreement continues until terminated by us or Dr. Norchi, and provides for an initial annual base salary of $275,000 and eligibility to receive an annual cash bonus in an amount up to 30% of Dr. Norchi’s then-current annual base salary. Annual bonuses are awarded at the sole discretion of our Board of Directors. If Dr. Norchi’s employment agreement is terminated by us, unless it is terminated by us “For Cause” (as defined in the agreement), or is terminated by Dr. Norchi for “Good Reason” (as defined in the agreement), then Dr. Norchi, upon signing a release in favor of the Company, will be entitled to severance in an amount equal to 12 months of Dr. Norchi’s then-current annual base salary, payable in the form of salary continuation, plus, if Dr. Norchi elects and subject to certain other conditions, payment of Dr. Norchi’s premiums to continue his group health coverage under COBRA until the earlier of (i) 12 months following the date of such termination; or (ii) the date Dr. Norchi becomes covered under another employer’s health plan. In addition, Dr. Norchi’s employment agreement provides that, in the event of a change of control of the Company, termination by Dr. Norchi for Good Reason, termination by the Company for any reason other than For Cause, or termination as a result of Dr. Norchi’s death, all unvested shares under outstanding equity grants to Dr. Norchi, if any, shall automatically accelerate and become fully vested.

Dr. Norchi’s employment agreement provides the following definitions of “For Cause” and “Good Reason”: (a) “For Cause” is the commission by the executive of a crime involving dishonesty, breach of trust, or physical harm to any person, executive’s engagement by the executive in conduct that is in bad faith and materially injurious to the Company, commission by the executive of a material breach of the employment agreement, willful refusal by the executive to implement or follow a lawful policy or directive of the Company, or executive’s engagement in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally (other than any such failure resulting from Executive’s incapacity due to physical or mental illness); and (b) “Good Reason” is a material reduction in executive’s annual base salary, except for reductions that are comparable to reductions generally applicable to similarly-situated executives of the Company, the relocation of executive to a facility or location that is more than 50 miles from his primary place of employment and such relocation results in an increase in executive’s one-way driving distance by more than 50 miles, or a material and adverse change in executive’s authority, duties, or responsibilities with the Company or a material and adverse change in executive’s reporting relationship within the Company.

In connection with our entry into the executive employment agreement with Dr. Norchi, effective on June 26, 2013, Dr. Norchi’s former employment agreement with ABS was terminated pursuant to a termination agreement and release between Dr. Norchi and ABS.

William M. Cotter

Effective as of July 8, 2013, we entered into an executive employment agreement with Mr. Cotter. The agreement continues until terminated by us or by Mr. Cotter. Pursuant to the terms of the agreement, Mr. Cotter is entitled to an initial annual base salary of $175,000 and is eligible to receive an annual cash bonus in an amount of up to 20% of Mr. Cotter’s then-current annual base salary. Annual bonuses are awarded at the sole discretion of our Board of Directors. If the agreement is terminated by us at any time after January 1, 2014, unless it is terminated by us “For Cause” (as defined in the agreement), or is terminated by Mr. Cotter at any time for “Good Reason” (as defined in the agreement), then Mr. Cotter, upon signing a release in favor of the Company, would be entitled to severance in an amount equal to six months of Mr. Cotter’s then-current annual base salary payable in the form of salary continuation, plus monthly reimbursement of up to $1,200 for Mr. Cotter’s health, dental and vision benefits coverage premiums until the earlier of (i) 12 months following the date of such termination, or (ii) the date Mr. Cotter becomes covered under another employer’s health plan. In addition, in the event of a change of control of the Company, termination by Mr. Cotter for Good Reason, or termination as a result of Mr. Cotter’s death or disability, the agreement provides that all unvested shares under outstanding equity grants to Mr. Cotter, if any, shall accelerate and become fully vested.

The agreement provides the following definitions of “For Cause” and “Good Reason”: (a) “For Cause” is the executive’s commission of a crime involving dishonesty, breach of trust, or physical harm to any person, the executive’s engagement in conduct that is in bad faith and materially injurious to the Company, the executive’s commission of a material breach of the employment agreement, the executive’s willful refusal to implement or follow a lawful policy or directive of the Company, or the executive’s engagement in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally; and (b) “Good Reason” is, without the executive’s written consent, a material reduction in the executive’s annual base salary (except for reductions that are comparable to reductions generally applicable to similarly-situated executives of the Company), a relocation of the executive to a facility or location that is more than 50 miles from his primary place of employment and results in an increase in one-way driving distance by more than 50 miles (provided that any such relocation shall not constitute Good Reason if the executive is permitted to perform his duties remotely from or near his home for two weeks per month), or a material and adverse change in the executive’s authority, duties, or responsibilities with the Company or reporting relationship within the Company.

Alan T. Barber

Effective as of June 26, 2013, we entered into an executive employment agreement with Mr. Barber with an effective start date of June 26, 2013, pursuant to which Mr. Barber is obligated to perform his duties on a part-time basis and as compensation for such service receives an annual base salary of $83,600. Mr. Barber’s employment agreement continues until terminated by us or by Mr. Barber. Upon any termination of the employment agreement, whether by us, by Mr. Barber or as a result of Mr. Barber’s death or disability, Mr. Barber is not entitled to any severance payments or benefits.

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the aggregate number of option awards held by our named executive officers at September 30, 2013:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Dr. Terrence W. Norchi	—	—		—	—

William M. Cotter	200,000	600,000	(1)	0.37	12/31/2017
	62,500	187,500	(2)	0.40	09/09/2023

Alan T. Barber	56,250	168,750	(3)	0.37	12/31/2017
	31,250	93,750	(4)	0.40	09/09/2023

(1)   Represents an option to purchase 800,000 shares of common stock with a grant date of July 2, 2013.  The option vests over a three-year period as follows: 25% of the shares subject to the option vested on July 1, 2013, 25% of the shares subject to the option vest 12 months after July 1, 2013, and 1/24th of the remaining unvested shares vest monthly thereafter, with all shares underlying the option subject to automatic acceleration of vesting upon a corporate transaction or change in control (as such terms are defined under the Plan). To the extent vested, the option may only be exercised during the 2017 calendar year, unless we undergo a corporate transaction or change in control or Mr. Cotter separates from service with us in a calendar year earlier than 2017, in which case the option must be exercised during such earlier calendar year.
(2)   Represents an option to purchase 250,000 shares of common stock granted on September 9, 2013. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares to vest 12 months following the date of grant, and the remaining 50% of the shares to vest thereafter in equal installments on each monthly anniversary of the date of grant.
(3)   Represents an option to purchase 225,000 shares of common stock with a grant date of June 26, 2013.  The option vests over a three-year period as follows: 25% of the shares subject to the option vested on July 1, 2013, 25% of the shares subject to the option vest 12 months after July 1, 2013, and 1/24th of the remaining unvested shares vest monthly thereafter, with all shares underlying the option subject to automatic acceleration of vesting upon a corporate transaction or change in control (as such terms are defined under the Plan). To the extent vested, the option may only be exercised during the 2017 calendar year, unless we undergo a corporate transaction or change in control or Mr. Barber separates from service with us in a calendar year earlier than 2017, in which case the option must be exercised during such earlier calendar year.
(4)   Represents an option to purchase 125,000 shares of common stock granted on September 9, 2013. The vesting period of the shares underlying the options commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares to vest 12 months following the date of grant, and the remaining 50% of the shares to vest thereafter in equal installments on each monthly anniversary of the date of grant.

Compensation of Directors

On September 10, 2013, our Board of Directors adopted a director compensation policy for non-employee directors.  That policy provides that, retroactive to Board service provided since July 1, 2013, the person serving as the Chairman of our Board of Directors receives an aggregate annual cash fee of $110,000 for that chairperson role, and all other non-employee directors receive an annual cash fee of $35,000.

The following table summarizes all compensation paid to our non-employee directors during the fiscal year ended September 30, 2013:

Director Compensation Table

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All other Compensation ($)	Total ($)
Dr. Avtar Dhillon	27,500	—	—	—	27,500
Dr. Arthur Rosenthal	8,750	—	28,911	—	37,661

(1)   The values listed represent the fair value of the option grants that was recognized during the fiscal year ended September 30, 2013 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model.  For information on the valuation assumptions with respect to option grants made during the fiscal year ended September 30, 2013, refer to Note 9 “Stock-Based Compensation” in our consolidated financial statements for the fiscal year ended September 30, 2013, included in this filing.
(2)   Represents a non-qualified stock option to purchase 500,000 shares of common stock with a grant date of June 26, 2013, an exercise price of $0.37 and a 10-year term. The option vests over a three-year period as follows: 25% of the shares subject to the option vested on July 1, 2013, 25% of the shares subject to the option vest 12 months after July 1, 2013, and 1/24th of the remaining unvested shares vest monthly thereafter, with all shares underlying the option subject to automatic acceleration of vesting upon a corporate transaction or change in control (as such terms are defined under the Plan). To the extent vested, the option may only be exercised during the 2017 calendar year, unless we undergo a corporate transaction or change in control or Dr. Rosenthal separates from service with us in a calendar year earlier than 2017, in which case the option must be exercised during such earlier calendar year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and named executive officers as a group.  As of [     ], the individual that served as our sole director and officer prior to the Merger beneficially owned no shares of our common stock.  Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Arch Therapeutics, Inc., 20 William St., Suite #270, Wellesley, Massachusetts 02481.  The information set forth in the table below is based on 60,145,237 shares of our common stock outstanding on December [     ], 2013.  Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of [     ], are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
5%+ Stockholders:
Twelve Pins Partners, LLC (2)	10,000,000	16.63%
Fitzroy Ltd (3)	5,000,000	7.98%
Directors and Named Executive Officers:
Avtar Dhillon	7,160,373	11.91%
Terrence W. Norchi (4)	11,419,076	18.99%
Arthur Rosenthal	58,400	*
William M. Cotter (5)	62,500	*
Alan T. Barber (6)	31,250	*
Current Directors and Named Executive Officers as a Group (5 persons)	18,637,849	30.99%

*Less than 1%

43

(1)
Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed above, based on information furnished by such owners, has sole investment and voting power with respect to the shares listed as beneficially owned by such owner, subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)
Dr. Norchi is the sole member of Twelve Pins Partners, LLC and has sole voting and investment control with respect to the shares it holds.  Dr. Norchi disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(3)	Includes 2,500,000 shares exercisable within 60 days after December 27, 2013.
(4)
Represents (a) 10,000,000 shares of our common stock held by Twelve Pins Partners, LLC, with respect to which Dr. Norchi holds sole voting and investment control, and (b) 1,419,076 shares issued to Dr. Norchi upon the closing of the Merger in exchange for the cancellation of shares of common stock and convertible notes of ABS owned by him immediately prior to the closing of the Merger.  Dr. Norchi disclaims beneficial ownership of the securities held by Twelve Pins Partners, LLC except to the extent of his pecuniary interest therein.

(5)	Includes 62,500 shares exercisable within 60 days after December 27, 2013.
(6)	Includes 31,250 shares exercisable within 60 days after December 27, 2013.

See the disclosure under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Item 5 of this Annual Report for certain information about our equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except for Dr. Terrence Norchi, our President, Chief Executive Officer, former Interim Chief Financial Officer and a director, and Dr. Dhillon, the Chairman of our Board of Directors, who each became executive officers and/or directors of our Company shortly following the Company’s and ABS’s entry into a binding letter of intent regarding the terms of the Merger (the “LOI”), none of the current directors and executive officers were directors or executive officers of the Company prior to the closing of the Merger, nor did any hold any position with the Company prior to the closing of the Merger, nor have any been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Dr. Terrence Norchi and Dr. Avtar Dhillon were appointed to their officer and director positions with us on April 23, 2013, shortly following the entry into the LOI between the Company and ABS relating to the Merger.  Each of Dr. Avtar Dhillon and Dr. Terrence Norchi also held, and continue to hold, positions with ABS, with Dr. Norchi serving as the President, Chief Executive Officer and a director of ABS and Dr. Dhillon serving as a director of ABS.  As a result, each of Dr. Norchi and Dr. Dhillon were directors and/or officers of us and of ABS upon the signing of the Merger Agreement on May 10, 2013.  Further, it was a condition to the closing of the Merger that Dr. Norchi and Dr. Dhillon, or their respective designees, each receive, on or before the closing of the Merger, 10,000,000 shares of our common stock in private transfers from the former holders thereof.  As a result of those transfers and other shares of our common stock to which Dr. Norchi and Dr. Dhillon became entitled in exchange for their former shares and convertible notes of ABS, as of the closing of the Merger, Dr. Norchi and Dr. Dhillon collectively held or otherwise controlled approximately 25.8% of our common shares on a fully diluted basis and approximately 31.7% of our outstanding common shares.  As of December 27, 2013, Dr. Norchi and Dr. Dhillon collectively held or otherwise controlled approximately 25% of our common shares on a fully diluted basis and approximately 30.9% of our outstanding common shares.  The number of shares of our common stock received by Dr. Norchi and Dr. Dhillon in connection with the Merger was negotiated by the parties to the LOI and was determined without input from any independent third party.

As a result of his ownership of 23,260 shares of ABS immediately prior to the closing of the Merger, Dr. Arthur Rosenthal became entitled to receive an aggregate of 58,400 shares of the Company’s common stock upon the closing of the Merger.

On June 19, 2013, Dr. Terrence Norchi purchased from ABS an aggregate amount of $15,397 of certain convertible promissory note and warrant positions (the “Repurchased Securities”).  The Repurchased Securities had originally been issued by ABS to third parties in June 2009, were repurchased by ABS from the original holders on April 30, 2013, and were resold to Dr. Norchi and other third party purchasers effective June 19, 2013.  The Repurchased Securities were first issued by ABS to the original holders thereof in a bridge loan transaction in expectation of potential financings of ABS’s capital stock.  In contemplation of the Merger, any such potential financing of ABS’s capital stock was abandoned and such Repurchased Securities were amended and restated to provide for (i) the conversion of all amounts owed under the convertible promissory notes into an aggregate of 1,349,614 shares of the Company’s common stock upon the closing of the Merger, calculating to approximately one share of the Company’s common stock for each $0.27 outstanding under the notes, and (ii) the cancellation of the warrants in full upon the closing of the Merger.  Accordingly, Dr. Norchi became entitled to receive 56,103 shares of the Company’s common stock upon the closing of the Merger as a result of his purchase of $15,397 worth of the Repurchased Securities.

Pursuant to the terms of Dr. Norchi’s former employment agreement with ABS, Dr. Norchi was entitled to receive a cash bonus in the amount of $500,000 and certain warrants to acquire ABS’s capital stock upon the closing of a capital raise by ABS of at least $1,000,000.  Dr. Norchi agreed to defer his right to receive such cash bonus and warrants at the time they became due and issuable upon ABS’s satisfaction of that capital raise condition.  In connection with the closing of the Merger on June 26, 2013 and the concurrent entry into an executive employment agreement with the Company, Dr. Norchi and ABS entered into a termination agreement and release pursuant to which Dr. Norchi’s employment agreement with ABS has been terminated by mutual agreement effective as of the closing of the Merger and Dr. Norchi has agreed to waive in full any and all right to receive such cash bonus and warrants.

Commencing in February 2009, Dr. Norchi loaned ABS an aggregate amount of $275,200 in several installments.  On January 21, 2010, ABS issued a promissory note to Dr. Norchi in exchange for that loan in principal amount of $275,200, which promissory note, as amended, bore interest at the rate of 6% per annum through December 31, 2009 and at the rate of 10% per annum thereafter, was due upon demand and was unsecured.  On June 24, 2013, ABS paid to Dr. Norchi all amounts due and owing under such promissory note, which totaled $373,488 as of such date.

Review, Approval or Ratification of Transactions with Related Persons

Due to the small size of our Company, at this time we have determined to rely on our full Board of Directors to review related party transactions and identify and prevent conflicts of interest.  Our Board of Directors reviews a transaction in light of the affiliations of the director, officer, employee or stockholder and the affiliations of such person’s immediate family.  Transactions are presented to our Board of Directors for approval before they are entered into or, if that is not possible, for ratification after the transaction has occurred.  If our Board of Directors finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our Board of Directors approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company and its stockholders.  The procedures described above have been approved by resolutions adopted by our Board of Directors.

Director Independence

Our Board of Directors has determined that Dr. Avtar Dhillon and Dr. Arthur Rosenthal would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2).  Further, although we have not established separately designated audit, nominating or compensation board committees, Dr. Dhillon and Dr. Rosenthal would qualify as “independent” under Nasdaq Listing Rules applicable to all such board committees.  Dr. Terrence W. Norchi would not qualify as “independent” under Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he currently serves as our President and Chief Executive Officer.  Mr. Joey Power, who served as our sole director prior to the Merger and resigned on April 23, 2013, also did not qualify as “independent” under such Nasdaq Listing Rules because he served as our President, Chief Executive Officer and Chief Financial Officer during that period.

Subject to some exceptions, Nasdaq Listing Rule 5605(a)(2) provides that an independent director is a person other than an executive officer or other employee of the Company or any other individual having a relationship which, in the option of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, provided that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us within the preceding three years, other than for service as a director or benefits under a tax-qualified retirement plan or non-discretionary compensation (or, for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is a current partner of our independent public accounting firm, or has worked for such firm in any capacity on our audit at any time during the past three years; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer, partner or controlling shareholder of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during our past three fiscal years, exceeds the greater of 5% of the recipient's consolidated gross revenues for that year or $200,000 (except for payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended September 30, 2013 and 2012, and all other fees paid by us for services rendered by Paritz & Company, P.A., our former principal accountant, or Moody, Famiglietti & Andronico LLP, our current principal accountant, during the fiscal years ended September 30, 2013 and 2012:

	2013	2012
Audit Fees	$94,521	$55,671
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$94,521	55,671

Audit Fees. The fees identified under this caption were for professional services rendered by Paritz & Company, P.A. or Moody, Famiglietti & Andronico LLP for the audit of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by Paritz & Company, P.A. or Moody, Famiglietti & Andronico LLP for the review of the financial statements included in our quarterly reports on Forms 10-Q. In addition, the amounts include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified.

Audit-Related Fees.  Audit-related fees consist principally of assurance and related services reasonably related to the performance of the audit or review of our financial statements that are not reported as audit fees.  There were no such fees in 2013 or 2012.

Tax Fees. Tax fees consist principally of assistance related to tax compliance, tax advice, and tax planning.  There were no such fees in 2013 and 2012.

All Other Fees. These fees would consist of all fees paid to our principal accountant that are not reflected as audit, audit-related or tax fees. There were no such fees in 2013 or 2012.

Pre-Approval Policy

As our Board of Directors has not established a separate standing audit committee, all engagements of our independent registered public accounting firm for 2013 and 2012 were pre-approved by the full Board of Directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.  The following consolidated financial statements of Arch Therapeutics, Inc. and Subsidiary, beginning on page F-1 immediately following the signature page hereto, are filed as part of this Annual Report under Item 8 — Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2013 and 2012

Consolidated Statements of Operations for the years ended September 30, 2013 and 2012 and for the Period From Inception (March 6, 2006) to September 30, 2013

Consolidated Statements of Stockholders’ Equity (Deficit) for the Period From Inception (March 6, 2006) to September 30, 2013

Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012 and for the Period From Inception (March 6, 2006) to September 30, 2013

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.  Exhibits

The Exhibit Index attached to this Annual Report is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi
Date: December 27, 2013		Terrence W. Norchi
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terrence W. Norchi as his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director	December 27, 2013
/s/ Terrence W. Norchi	(Principal Executive Officer)
Dr. Terrence W. Norchi

	Chief Financial Officer	December 27, 2013
/s/ Alan T. Barber	(Principal Financial and Accounting Officer)
Alan T. Barber

/s/ Avtar Dhillon	Director	December 27, 2013
Dr. Avtar Dhillon

/s/ Arthur Rosenthal	Director	December 27, 2013
Dr. Arthur Rosenthal

 FINANCIAL STATEMENTS

Arch Therapeutics, Inc.
(A Development Stage Company)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at September 30, 2013 and 2012	F-2

Consolidated Statements of Operations for the years ended September 30, 2013 and 2012 and for the Period From Inception (March 6, 2006) to September 30, 2013	F-3

Consolidated Statements of Stockholders’ Equity (Deficit) for the Period From Inception (March 6, 2006) to September 30, 2013	F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012 and for the Period From Inception (March 6, 2006) to September 30, 2013	F-5

Notes to Consolidated Financial Statements	F-6 – F-19

EXHIBIT INDEX

The following exhibits are being filed with this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
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

10.7	#
Termination Agreement and Release dated June 25, 2013, between ABS and Terrence W. Norchi (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)

10.8	#
Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)

10.9	#
Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Alan T. Barber (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)

10.10	#
Executive Employment Agreement, effective July 8, 2013, by and between Arch Therapeutics, Inc. and William M. Cotter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 8, 2013)

10.11
Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)

10.12	#	Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 24, 2013)
10.13	#
Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)

10.14	#
Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)

50

10.15	#
Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)

10.16
Life Sciences Accelerator Funding Agreement dated September 30, 2013 between Arch Therapeutics, Inc. and the Massachusetts Life Sciences Center (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)

10.17
Form of Warrant to Purchase Shares of Common Stock dated September 30, 2013 issued by Arch Therapeutics, Inc. to the Massachusetts Life Sciences Center (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)

10.18
Sublease dated August 30, 2013 and effective October 1, 2013, between Arch Therapeutics, Inc. and Stream Global Services, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)
24.1	*	Power of Attorney (included on the signature page hereto)
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1	*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Alan T. Barber, Chief Financial Officer

101.INS	^	XBRL Instant Document
101.SCH	^	XBRL Taxonomy Extension Schema Document
101.CAL	^	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	^	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	^	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	^	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
# Management contract or compensatory plan or arrangement.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Arch Therapeutics, Inc.
Wellesley, Massachusetts

We have audited the accompanying consolidated balance sheets of Arch Therapeutics, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and from the period of inception (March 6, 2006) through September 30, 2013 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Therapeutics, Inc. and subsidiaries as of September 30, 2013 and 2012, and from the period of inception (March 6, 2006) through September 30, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Arch Therapeutics, Inc. and subsidiaries will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has limited working capital that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, MA
December 27, 2013

Arch Therapeutics, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2013 and 2012

	September 30,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$557,319	$17,139
Promissory Note Receivable	1,000,000	-
Prepaid expenses and other current assets	19,629	3,308

Total current assets	1,576,948	20,447

Long Term Assets:
Property and equipment, net	322	908
Other Assets	10,062	-
	10,384	908
Total long-term assets

Total assets	$1,587,332	$21,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of convertible notes payable	$-	$1,395,000
Current maturities of convertible notes payable, related parties	-	105,000
Notes payable, related party	-	275,200
Accounts payable	314,769	258,426
Accrued expenses and other liabilities	140,840	49,510
Current Portion of accrued interest	-	352,755
Accrued interest to related parties	-	116,548
Total current liabilities	455,609	2,552,439

Long-term liabilities:
Note payable	944,707	-
Convertible notes payable, net of current maturities	-	235,000
Accrued interest, net of current portion	-	6,351
Total long-term liabilities	944,707	241,351

Total liabilities	1,400,316	2,793,790

Commitments and contingencies

Stockholders’ equity (deficit):

Common stock, $0.001 par value, 300,000,000 shares authorized at September 30, 2013 and 75,000,000 at September 30, 2012, 60,145,237 and 5,645,212 shares issued and outstanding at September 30, 2013 and September 30, 2012, respectively	60,145	5,645
Additional paid in capital	4,758,742	-
Deficit accumulated during the development stage	(4,631,871)	(2,778,080)
Total stockholders’ equity (deficit)	187,016	(2,772,435)

Total liabilities and stockholders' equity (deficit)	$1,587,332	$21,355

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
Years Ended September 30, 2013 and 2012 and the
Period from Inception (March 6, 2006) through September 30, 2013

	Fiscal year ended September 30, 2013	Fiscal year ended September 30, 2012	Period from Inception (March 6, 2006) through September 30, 2013

Other Revenues	$-	$-	$431,461

Operating expenses:
General and administrative expenses	1,526,075	333,503	3,662,040
Research and development expenses	218,901	87,021	866,673
Total operating expenses	1,744,976	420,524	4,528,713

Operating loss	(1,744,976)	(420,524)	(4,097,252)

Other (expense) income:
Interest expense	(108,879)	(156,865)	(588,597)
Other income	64	478	53,978
Total other expense	(108,815)	(156,387)	(534,619)

Net loss	$(1,853,791)	$(576,911)	$(4,631,871)

Net loss per common share basic and diluted	$(0.09)	$(0.10)

Weighted average number of shares outstanding	21,366,752	5,645,212

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
Period from Inception (March 6, 2006) through September 30, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in-	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at inception (March 6, 2006)	-	$-	$-	$-	$-
Net loss	-	-	-	(18,153)	(18,153)

Balance at September 30, 2006	-	-	-	(18,153)	(18,153)
Issuance of common stock to founders	3,198,105	3,198		-	3,198
Net loss	-	-	-	(450,038)	(450,038)

Balance at September 30, 2007	3,198,105	3,198	-	(468,191)	(464,993)
Net loss	-	-	-	(233,040)	(233,040)

Balance at September 30, 2008	3,198,105	3,198		(701,231)	(698,033)
Issuances of common stock	1,870,019	1,870		-	1,870
Net loss	-	-	-	(504,687)	(504,687)

Balance at September 30, 2009	5,068,124	5,068	-	(1,205,918)	(1,202,527)
Issuances of common stock	259,240	259	-	-	259
Net loss	-	-	-	(420,093)	(420,093)

Balance at September 30, 2010	5,327,364	5,327	-	(1,626,011)	(1,622,361)
Issuances of common stock	308,157	308	-	-	308
Net loss	-	-	-	(573,472)	(573,472)

Balance at September 30, 2011	5,635,521	5,636		(2,201,160)	(2,195,524)
Issuances of common stock	9,691	9	-	(9)	-
Net loss				(576,911)	(576,911)

Balance at September 30, 2012	5,645,212	5,645	-	(2,778,080)	(2,772,435)
Net loss	-	-	-	(1,853,791)	(1,853,791)
					-
Equity acquired in reverse merger	44,000,000	44,000	1,206,000		1,250,000

Exchange of debt for common stock	9,000,025	9,000	2,461,022		2,470,022
					-
Issuances of common stock	1,500,000	1,500	748,500		750,000

Warrants issued with note payable			55,293		55,293

Stock based compensation expense			287,927		287,927

Balance at September 30, 2013	60,145,237	60,145	4,758,742	(4,631,871)	187,016

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
Years Ended September 30, 2013 and 2012 and the
Period from Inception (March 6, 2006) through September 30, 2013

			Period from
	Fiscal year	Fiscal year	Inception (March
	ended	ended	6, 2006) through
	September 30,	September 30,	September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(1,853,791)	$(576,911)	$(4,631,871)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	586	3,372	18,371
Other noncash adjustments	(92)	-	5,752
Stock based compensation	287,927	-	287,927
Noncash interest expense on convertible notes payable	82,147	118,657	441,253
Noncash interest expense on notes payable to related party	25,599	37,211	142,057
Issuance of common stock for services	-	1	253
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(16,321)	648	(19,629)
Other Assets	(10,062)	-	(10,062)
Increase (decrease) in:
Accounts payable	56,343	139,878	314,769
Accrued expenses and other liabilities	91,332	22,508	140,840
Net cash used in operating activities	(1,336,332)	(254,636)	(3,310,340)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(19,053)
Net cash used in investing activities	-	-	(19,053)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	2,000,000	-	2,000,000
Repayment of notes payable and accrued interest to related party	(373,488)	-	(373,488)
Proceeds from issuance of notes payable to related party	-	-	275,200

Proceeds from issuance of convertible notes payable to related party	-	-	105,000
Proceeds from issuance of convertible notes payable	250,000	235,000	1,880,000
Net cash provided by financing activities	1,876,512	235,000	3,886,712

Net increase in cash and cash equivalents	540,180	(19,636)	557,319

Cash and cash equivalents, beginning of period	17,139	36,775	-

Cash and cash equivalents, end of period	$557,319	$17,139	$557,319

Supplemental disclosure of cash flow information and non-cash financing activities

Cash paid during the period for:
Interest	$98,288	$-	$98,288
Income taxes	$-	$-	$-

Debt with warrants issued for promissory notes receivable	$1,000,000	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements

Notes to the consolidated Financial Statements

1.               DESCRIPTION OF BUSINESS

Arch Therapeutics, Inc. and subsidiary (the “Company”) was incorporated under the laws of State of Nevada on September 16, 2009 under the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, the Company completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company has abandoned its prior business plan and has changed its operations to the business of developing polymers comprising synthetic peptides intended to form gel-like barriers over wounds to stop or control bleeding and seal wounds. The Company is in the development stage and has generated no operating revenues to date. The Company is currently devoting substantially all of its efforts toward product research and development. Also in connection with the Merger, we relocated our principal office to Cambridge, Massachusetts.

ABS was incorporated under the laws of Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc. On April 7, 2008, ABS changed its name to Arch Therapeutics, Inc. Effective upon the closing of the Merger, ABS changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses of $4,631,871 since inception. To date, the Company has principally raised capital through the issuance of debt, convertible debt and the sale of investment units consisting of common stock and warrants.

The Company expects to incur substantial expenses for the foreseeable future relating to the research, development and commercialization of its potential products. The Company does not have sufficient cash and cash equivalents to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. However, there can be no assurance that the Company will be successful in securing additional resources on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability of assets that might be necessary despite this uncertainty.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company is in the development stage and is devoting substantially all of its efforts to raising capital, developing technologies, establishing customer and vendor relationships, and recruiting new employees. Accordingly, the accompanying financial statements are presented under the development stage accounting provisions of the Financial Accounting Standards Board (FASB).

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank deposits accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of the related asset. Upon sale or retirement, the cost and accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in income or loss for the period. Repair and maintenance expenditures are charged to expense as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Convertible Debt

The Company records a discount to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying preferred stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt to their date of maturity. If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs and contingency has been resolved.

Income Taxes

In accordance with ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences or events that have been included in the Company’s financial statements and/or tax returns. Deferred tax assets and liabilities are based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of September 30, 2013 and 2012.

Revenue

The Company recognizes revenue in accordance with ASC 605-28, the milestone method of revenue recognition for arrangements involving research or development or other performance obligations whereby a portion or all of the consideration is contingent upon achievement of milestone events. Under these provisions, arrangement consideration contingent upon achievement of a milestone is recognized by the Company in the period the milestone is met when the Company concludes that the milestone is substantive. Upon inception of each applicable arrangement, the Company assesses each milestone and the consideration payable upon achievement of each milestone and concludes that the milestone is substantive if all of the following criteria are met: (i) the consideration is commensurate with the Company’s performance or the enhanced value of a delivered item which is a direct result of the Company’s performance to achieve the milestone, (ii) the consideration relates to past performance and there are no refund rights or other penalties related to the consideration based on completion of future performance and (iii) the consideration is reasonable relative to all the deliverables and payment terms within the arrangement. The related consideration for milestones that are considered substantive is recognized in its entirety in the period which the milestone is met. For the period from inception (March 6, 2006) through September 30, 2013, the Company has not recorded any revenue for these types of activities.

Other Revenue

During the period from inception (March 6, 2006) to September 30, 2013, the Company had a contract with a pharmaceutical company to allow that pharmaceutical company access to materials for a fixed period of time. Other revenue from this contract was recognized based upon the proportional performance method, over the period of access. The Company does not consider this revenue to be significant and does not consider this event to be a regular practice.

Research and Development

The Company expenses internal and external research and development costs, including costs of funded research and development arrangements, in the period incurred. Research and development related income is recognized over the term of the related project under the proportional performance method based on costs incurred.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company accounts for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 505, Equity (“FASB ASC Topic 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. FASB ASC Topic 505 requires the Company to re-measure the fair value of stock options issued to non- employee at each reporting period during the vesting period or until services are complete.

In accordance with FASB ASC Topic 718, Compensation-Stock Compensation, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a history of market prices of the common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Compensation-Stock Compensation (“ASC 718-10-S99”), using historical volatilities of similar public entities. The life term for awards and, therefore, uses simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the financial statements, is based on awards that are ultimately expected to vest.

Fair Value Measurements

The Company measures both financial and nonfinancial assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The standard created a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company’s financial instruments include cash and cash equivalents. Because of their short maturity, the carrying amount of cash and cash equivalents are considered to approximate fair value.

Subsequent Events

The Company evaluated all events or transactions that occurred through December 27, 2013, the date which these financial statements were available to be issued. The Company disclosed material subsequent events in Note14.

Going Concern Basis of Accounting

The Company does not currently believe its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. As reflected in the financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has limited working capital. The Company expects to incur substantial expenses for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. The Company does not have sufficient cash and cash equivalents to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has funded its operations primarily through equity and debt financings.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

The consolidated financial statements include the accounts of the Company as of June 26, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

3.               PROPERTY AND EQUIPMENT

At September 30, 2013 and 2012, property and equipment consisted of:

	Estimated
	Useful Life	2013	2012

Furniture and fixtures	5 years	$2,925	$11,791
Computer equipment	3 years	-	4,196
Lab equipment	5 years	3,066	3,066

		5,991	19,053
Less - accumulated depreciation		5,669	18,145

		$322	$908

Depreciation expense for the years ended September 30, 2013 and 2012, and for the period from inception (March 6, 2006) through September 30, 2013 was $586, $3,372 and $18,731, respectively. During the year ended September 30, 2013, the Company disposed of fully depreciated property and equipment in the amount of $13,062.

4.               INCOME TAXES

The principal components of the Company's net deferred tax assets consisted of the following at September 30:

	2013	2012

Net operating loss carryforwards	$1,332,955	$884,891
Research and experimentation credit carryforwards	32,559	32,559
Stock based compensation	115,171	-
Fixed assets	7,492	7,258
Accrued expenses	35,744	10,000
Gross deferred tax assets	1,523,921	934,708
Deferred tax asset valuation allowance	(1,523,921)	(934,708)

Net deferred tax assets	$-	$-

As of September 30, 2013 and 2012, the Company had federal net operating loss carryforwards of approximately $3,486,000 and $2,228,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2026. As of September 30, 2013 and 2012, the Company had federal research and experimentation credit carryforwards of $32,559 which may be available to offset future income tax liabilities and which would begin to expire in
2028.

As of September 30, 2013 and 2012, the Company had state net operating loss carryforwards of approximately $ 2,800,000 and $2,120,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2013. As of September 30, 2013 and 2012, the Company had federal research and experimentation credit carryforwards of $10,135 which may be able to ffset future income tax liabilities and which would begin to expire in 2023.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of September 30, 2013 and 2012 did not satisfy the realization criteria set forth in FASB ASC Topic 740, Income Taxes, and therefore has recorded a valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2013 and 2012 by approximately $589,213 and $198,220, respectively. The Company’s effective income tax rate differed from the federal statutory rate due to state taxes and the Company’s full valuation allowance, the latter of which reduced the Company’s effective federal income tax rate to zero.

The Company experienced an ownership change as a result of the Merger described in Note 6, causing a limitation on the annual use of the net operating loss carryforwards. Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions

5.	RELATED PARTY TRANSACTIONS

Notes Payable, Related Party

In February 2009, ABS issued a promissory note (the “Note”) to Terrence Norchi (the “Note Holder”), a shareholder and director of the Company. During the period from February 2009 through February 2011, aggregate cash proceeds of $275,200 were advanced to the Company under the Note. The Note accrued interest at a rate of 6% per year through December 31, 2009 and 10% per year beginning January 1, 2010. The original maturity date of the Note was August 10, 2010. In connection with the Note, the Company issued warrants to purchase shares of convertible preferred stock at the purchase price of such stock equal to 20% of the principal balance of the Note divided by the purchase price.

Upon maturity of the Note on August 10, 2010, the Note Holder entered into an agreement of forbearance with the Company extending the time to repay the Note and accrued interest for an unspecified period of time. Under the terms of the agreement, interest continued to accrue at 10% per year. On June 24, 2013 the Company repaid the full amount of principle and accrued interest and the Note Holder agreed to cancel all related warrants.

Convertible Notes Payable, Related Parties

From June 2006 through December 2008, ABS issued convertible notes (the “Convertible Notes”) to related parties for aggregate cash proceeds of $105,000. The notes accrued interest at various rates ranging from 6% to 10% per year and had an original maturity date of two years from issuance. The Convertible Notes were originally convertible into shares of convertible preferred stock upon the closing of a preferred equity financing of at least $1,000,000, the number of which was to be determined by dividing the principle and accrued interest by the purchase price of the convertible preferred stock ("Conversion Price").

In connection with the Convertible Notes, ABS issued warrants to purchase additional shares of convertible preferred stock at the Conversion Price equal to an aggregate amount of 20% of the principle. At September 30, 2012, $55,000 of the Convertible Notes with related parties had matured. In January 2013, an additional $50,000 matured bringing the total to $105,000. Each of the holders of the matured Convertible Notes entered into an agreement of forbearance with the Company extending the time to repay the matured Convertible Notes and accrued interest for an unspecified amount of time. Under the terms of the agreement, interest continued to accrue at the rate in effect at the time of maturity.

On April 20, 2013, the Convertible Note holders and the Company entered into an agreement to cancel the related warrants and exchange the notes (with a total aggregate principal balance of $1,880,000) and the interest accrued through April 30, 2013 for the Company’s common stock upon the completion of the Merger on June 26, 2013 as described in Note 6.

Directors Compensation

In November 2010, ABS entered into an agreement to pay Terrence Norchi, its Chief  Executive Officer, a cash bonus of $500,000 upon the raising of capital from a financing of at least $1,000,000. Additionally, ABS agreed that upon such closing, warrants shall be issued to him allowing the purchase of the number of shares of convertible preferred stock equal to $100,000 divided by the purchase price per share of the convertible preferred stock. On June 25, 2013, Terrence Norchi and ABS entered into a Termination Agreement and Release terminating the agreement for the cash bonus and warrants.

6.	MERGER

On June 26, 2013, a merger (“the Merger”) was completed by Arch Acquisition Corporation, a Massachusetts corporation and the Company’s wholly-owned subsidiary formed for the purpose of the transaction (“Merger Sub”), and ABS, with ABS surviving the Merger as the Company’s wholly owned subsidiary. Upon the closing of the Merger, all of the issued and outstanding capital stock and convertible notes of ABS were exchanged for an aggregate of 14,645,237 shares of the Company’s common stock. Also, in connection with the Merger, the warrants of ABS were cancelled. For financial reporting purposes, the Merger represents a “reverse merger” rather than a business combination and ABS is deemed to be the accounting acquirer in the transaction. Consequently, the assets, liabilities, deficit accumulated during the development stage and the historical operations reflected in the Company’s consolidated financial statements are those of ABS. All share information has been restated to reflect the effects of the reverse merger. The Company’s financial information has been consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in all future filings with the SEC.

7.	CONVERTIBLE NOTES PAYABLE

From March 2006 through January 31, 2013, the Company issued convertible notes for aggregate cash proceeds of $1,735,000. The notes accrued interest at various rates ranging from 6% to 10% per year and had an original maturity date of two years from issuance. The notes were originally convertible into the number of shares of convertible preferred stock upon the closing of a preferred equity financing of at least $1,000,000 by dividing the principal and accrued interest by the purchase price of the convertible preferred stock. In connection with the notes, the Company issued warrants to purchase additional shares of convertible preferred stock at the Conversion Price equal to an aggregate amount ranging from 10% to up to 50% of the principal balance of the note. The warrants had various expiration dates through January 2015.

On July 5, 2011, the Company issued a convertible note for cash proceeds of $250,000. The note accrued interest at 6% per year and matured in one year. The note was convertible into the number of shares of common stock upon the closing of an equity financing of at least $750,000 by dividing the principal and accrued interest by the purchase price of the stock sold in the equity financing. Upon maturity of the note on July 5, 2012, the note holder entered into an agreement of forbearance with the Company extending time to repay the matured note and the accrued interest for an unspecified period of time. Under the terms of the agreement, interest continued to accrue at 6% per year until the note was paid or converted.

The Company held $1,245,000 of notes that had matured as of September 30, 2012. An additional $50,000 matured during each of October 2012 and March 2013, bringing the total to $1,345,000. Each of the holders of the matured notes entered into an agreement of forbearance with the Company extending the time to repay the matured notes and the accrued interest for an unspecified period of time. Under the terms of the agreement, interest continued to accrue at the rate in effect at the time of maturity.

On April 20, 2013, the convertible noteholders and the Company entered into an agreement to cancel the warrants and exchange the notes (with a total aggregate principal balance of $1,880,000) and the interest accrued through April 30, 2013 for the Company’s common stock upon the completion of the Merger completed on June 26, 2013 as described in Note 6.

8.	STOCKHOLDERS’ EQUITY

In November 2006, ABS issued 3,198,105 shares of restricted common stock to the founders of ABS for consideration equal to the fair value of the common stock. The shares of common stock issued were subject to vesting and became fully vested in 2010.

In May 2009, ABS issued 1,468,221 additional shares of common stock to the founders of ABS for consideration at fair market value. Upon issuance of the shares to the founders, the founders entered into restricted stock agreements whereby the shares of common stock issued were subject to vesting and became fully vested in 2010.

In May 2009, ABS issued 226,290 shares of common stock in connection with a license of technology from the Massachusetts Institute of Technology (“MIT”) and 56,596 shares of common stock as a gift to the Deshpande Center, an affiliate of MIT. Under the terms of the license, upon the sale of additional shares of common stock or conversion of debt into additional shares of common stock up to a total of $4,000,000 in the aggregate, the Company was obligated to issue additional shares of common stock to the MIT in an amount to maintain the their equity ownership at 4% on a fully diluted basis.

9.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan
On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, a maximum number of 7,825,388 shares of the Company’s authorized and available common stock could be issued in the form of: Options, SARs, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. Commencing with the first business day of each fiscal year of the Company beginning in 2013, such maximum aggregate number of Shares shall be increased by a number equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each stock option shall be the fair market value as determined in good faith by the Board at the time each option is granted.

As of September 30, 2013, a total of 1,900,000 options have been issued to employees and directors and 1,100,000 option have been issued to consultants. The exercise price of each option has been equal to the closing price of a share of our common stock on the date of grant.

2009 Stock Incentive Plan
During 2009, ABS established the 2009 Stock Incentive Plan (the “2009 Plan”). Under the 2009 Plan, a maximum number of 707,460 shares of ABS authorized and available common stock could be issued in the form of stock options and other equity interests. Under the terms of the 2009 Plan, options and other equity interests may be granted to employees, officers, directors, consultants and advisors of the Company. The exercise price of each stock option shall be the fair market value as determined in good faith by the at the time each option is granted.

As of September 30, 2013, 579,026 shares of common stock subject to vesting were issued under the 2009 Plan to employees, directors and consultants at fair market value. An additional 116,973 shares were issued to consultants not subject to vesting terms at fair market value. Upon effectiveness of the 2013 Plan and the Merger, the Company ceased making awards under the 2009 Plan.

Share-based awards

During the year ended September 30, 2013, the Company granted options to purchase 1,400,000 and 500,000 shares of the Company’s common stock to employees and a director, respectively, under the 2013 Plan. The options issued to employees have terms ranging from 4.5 to 10 years, subject to vesting terms over 3 years and have exercise prices ranging from $0.37 to $0.40. The options issued to the director have a 4.5 year term, are subject to vesting terms over 3 years and have exercise price of $0.37.

During the year ended September 30, 2013, the Company also granted options to purchase 1,100,000 shares of the Company’s common stock to consultants under the 2013 Plan. The options issued to consultants have a 3 year term, are subject to vesting terms ranging from immediate vesting to a term of 3 years and have an exercise price of $0.40.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the year ended September 30, 2013 were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the year ended September 30, 2013; Expected volatility, 76.57% - 111.88%, Risk-free interest rate, 0.88% - 2.40%, Expected forfeiture rate, 0.00%, Expected dividend yield, 0.00%, Expected term, 3.00 – 5.75 years.

Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status, as well as the historical daily changes in the market price for the peer group as determined by the Company.

For so called “plain vanilla” options granted to employees, the expected term of the options is based upon the simplified method as defined in ASC 718-10-S99 which averages an award’s weighted-average vesting period and the contractual term for share options. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with ASC Topic 718. The Company’s estimation of the expected term for stock options not subject to the simplified method is based upon the contractual term of the option award. For the purposes of estimating the fair value of stock option awards, the risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield. The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to the Company’s minimal stock-based compensation activity, the Company has not had significant forfeitures of stock options granted to employees and directors. Therefore, the Company has estimated the forfeiture rate of its outstanding stock options as zero, but will continually evaluate its historical data as a basis for determining expected forfeitures.

Stock compensation plan activity for the years ended September 30, 2013 and 2012 follows:

Common Stock Options

Stock compensation activity under the 2013 Plan for the year ended September 30, 2013 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding at October 1, 2012	-
Awarded	3,000,000	$0.38	-	$-
Exercised	-		-	-
Forfeited	-		-	-
Outstanding at September 30, 2013	3,000,000	$0.38	4.88	-
Vested	1,500,000	$0.37	3.90	-
Vested and expected to vest at September 30, 2013	3,000,000	$0.38	4.88	-

As of September 30, 2013, 4,825,388 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s consolidated statement of operations for the year ended September 30, 2013 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $288,000. Of this amount during the year ended September 30, 2013, approximately $38,000 was recorded to Research and Development expenses, and approximately $250,000 was recorded in General and Administrative expenses in the Company’s consolidated statement of operations

As of September 30, 2013, there is approximately $996,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.78 years.

Restricted Stock

Stock compensation activity under the 2009 Plan for the years ended September 30, 2013 and 2012 follows:

	2013	2012
Restricted Stock
Non Vested at October 1	56,844	90,947
Awarded	-	9,691
Vested	(56,844)	(43,794)
Forfeited	-	-
Non Vested at September 30	-	56,844

The weighted average restricted stock award date fair value information for the years ended September 30, 2013 and 2012 follows:

	2013	2012
Non Vested at October 1	$0.0024	$0.0024
Awarded	-	0.0024
Vested	0.0024	0.0024
Forfeited	-	0.0024
Non Vested at September 30	$-	$0.0024

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. There were no changes in fair value during the period from issuance of the shares through April, 2013 when all shares were fully vested and accordingly, no expense has been recorded by the Company.

10.	WARRANTS

During the period from inception (March 6, 2006) through September 30, 2013, the Company had issued a total of 42 warrants, all of which were attached to various debt instruments and commitments issued by the Company. The warrants issued were convertible into shares of Series A Preferred Stock, $.01 par value at the conversion price equal to an aggregate amount ranging from 10% to up to 50% of the principal balance of the debt. Conversion of all warrants was contingent on the Company completing a Series A Preferred Equity Financing, defined as the sale of financing securities to a third party in which the Company receives gross proceeds from investors of at least $1,000,000, excluding the conversion of the notes. The warrants were cancelled in connection with the exchange of the debt for common shares pursuant to the Merger completed on June 26, 2013 described in Note 6.

11.	Coldstream Financing

In contemplation of the Merger, on April 19, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Coldstream Summit Ltd. (“Coldstream”) agreeing to issue and sell, and Coldstream agreed to purchase or assist in securing the purchase of, $2,000,000 worth of units in a private offering within the 12 month period following the closing of the Merger (the “Coldstream Financing”). The sales price of each unit issued in the Coldstream Financing was $0.50 per share and consists of (i) one share of common stock and (ii) one warrant to purchase one share of common stock at an exercise price of $0.75 per share and with a term of 12 months.

On April 23, 2013, the Company issued and sold units consisting of 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock in the Coldstream Financing for gross proceeds of $1,250,000.

On July 3, 2013, pursuant to the Coldstream Financing the Company issued and sold additional units consisting of 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock to a foreign accredited investor identified by Coldstream for gross proceeds of $250,000.

On August 30, 2013, pursuant to the Coldstream Financing the Company issued and sold additional units consisting of 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock to a foreign accredited investor identified by Coldstream for gross proceeds of $500,000.

12.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC will provide an unsecured subordinated loan in the amount of $1,000,000. The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which the Company receives net proceeds of $5,000,000 or more in a 12-month period. The Loan Agreement includes warrants to purchase 145,985 shares of the Company’s common stock at an exercise price of $0.27 per share. The warrants expire on September 30, 2023.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrant. The warrant valuation was derived with the Black-Scholes option pricing model with the following assumptions: risk free rate 2.64%, dividend yield 0.0%, expected life of 10 years, and volatility 114%. The fair value of the warrant was recorded as an increase in the Additional Paid-In Capital account. The allocation of funds to the warrants resulted in a discount on the loan, which will be amortized to Interest Expense over the life of the loan.

13.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company's indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2013 and 2012, no amounts have been accrued related to such indemnification provisions.

From time to time, the Company may be exposed to litigation in connection with its operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.

MIT Licensing Agreement

In December, 2007, the Company entered into a license agreement with MIT pursuant to which the Company acquired an exclusive world-wide license to develop and commercialize technology related to self-assembling peptide compositions, and methods of making and using such compositions in medical and non-medical applications, including claims that cover the Company’s proposed products and methods of use thereof. The license also provides non-exclusive rights to additional intellectual property in the fields that cover the Company’s proposed products and methods of use thereof, in order to provide freedom to operate. The license provides the Company a right to sublicense the exclusively licensed intellectual property. The Company has not sublicensed the exclusively licensed intellectual property to any party for any field.

In exchange for the licenses granted in the agreement, the Company has paid MIT license maintenance fees and patent prosecution costs. The Company paid license maintenance fees of $10,000 to MIT in each of the years ended September 30, 2009 and 2010 and $25,000 in the year ended September 30, 2013.

Annual license maintenance obligations extend through the life of the patents. The following table reflects the Company’s annual license maintenance fee commitments:

Year Ending September 30,
2014	$35,000
2015	45,000
2016	50,000
2017	50,000
$180,000

In addition, MIT is entitled to royalties on applicable future product sales, if any. The annual payments may be applied towards royalties payable to MIT for that year for product sales.

The Company is obligated to indemnify MIT and related parties from losses arising from claims relating to the exercise of any rights granted to the Company under the license, with certain exceptions. The maximum potential amount of future payments the Company could be required to make under this provision is unlimited. The Company considers there to be a low performance risk as of September 30, 2013.

The agreement expires upon the expiration or abandonment of all patents that are issued and licensed to the Company by MIT under such agreement. The Company expects that patents will be issued from presently pending U.S. and foreign patent applications. Any such patent will have a term of 20 years from the filing date of the underlying application. MIT may terminate the agreement immediately, if the Company ceases to carry on its business, if any nonpayment by the Company is not cured or the Company commits a material breach that is not cured. The Company may terminate the agreement for any reason upon six month’s notice to MIT.

Leases

On August 30, 2013, the Company entered into a lease agreement for an office facility located at 20 William Street, Suite 270, Wellesley, Massachusetts 02481, effective October 1, 2013. The Company has leased this office space pursuant to the terms of a sublease agreement (the ‘Sublease”) with Stream Global Services, Inc. Pursuant to the terms of the Sublease, the Company has agreed to rent the leased premises, comprising approximately 2,322 square feet, until March 31, 2015 for an annual base rent equal to $26 per square foot, which is payable in monthly  rental payments amounting to $5,031. In addition, the Sublease requires that the Company pay for certain operating expenses of the leased premises and deliver a security deposit of $10,062.

The following table reflects the Company’s future minimum lease payments due under this noncancelable lease agreement as of September 30, 2013:

Year Ending September 30,
2014	$60,372
2015	30,186
$90,558

14.	SUBSEQUENT EVENTS

The Company reviews all activity subsequent to year end but prior to the issuance of the consolidated financial statements for events that could require disclosure or that could impact the carrying value of assets or liabilities as of the balance sheet date.

