Form 10-Q
period 2013-12-31
Arch Therapeutics, Inc.
filed 2014-02-14
CIK 1537561

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 13, 2014, there were 71,545,237 shares of the registrant’s common stock outstanding.

ARCH THERAPEUTICS, INC.
(formerly Almah, Inc.)
(A Development Stage Company)
Quarterly Report on Form 10-Q
For the Quarterly Period Ended December 31, 2013

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
Item 1. Consolidated Financial Statements	3
Consolidated Balance Sheets as of December 31, 2013 (unaudited) and September 30, 2013	3
Unaudited Consolidated Statements of Operations for the three months ended December 31, 2013 and December 31, 2012 and the period from inception (March 6, 2006) through December 31, 2013	4
Unaudited Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and December 31, 2012 and the period from inception ( March 6, 2006) through December 31, 2013	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II - OTHER INFORMATION	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 6. Exhibits	36

PART I – FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

Arch Therapeutics, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
December 31 (unaudited) and September 30, 2013

	December 31, 2013 (unaudited)	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$945,398	$557,319
Promissory note receivable	-	1,000,000
Prepaid expenses and other current assets	39,629	19,629

Total current assets	985,027	1,576,948

Long-term Assets:
Property and equipment, net	322	322
Other assets	10,062	10,062
Total long-term assets	10,384	10,384

Total assets	$995,411	$1,587,332

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$309,571	$314,769
Accrued expenses and other liabilities	203,230	140,840
Total current liabilities	512,801	455,609

Long-term liabilities:
Note payable	947,472	944,707
Accrued interest	25,000	-
Total long-term liabilities	972,472	944,707

Total liabilities	1,485,273	1,400,316

Commitments and contingencies

Stockholders’ (deficit) equity:

Common stock, $0.001 par value, 300,000,000 shares authorized and 60,145,237 shares issued and outstanding as of December 31 and September 30, 2013	60,145	60,145
Additional paid in capital	4,890,305	4,758,742
Deficit accumulated during the development stage	(5,440,312)	(4,631,871)
Total stockholders’ (deficit) equity	(489,862)	187,016

Total liabilities and stockholders' (deficit) equity:	$995,411	$1,587,332

The accompanying notes are an integral part of these unaudited consolidated financial statements

Arch Therapeutics, Inc.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)
Three Months Ended December 31, 2013 and 2012 and the
Period from Inception (March 6, 2006) through December 31, 2013

	Three Months ended December 31, 2013	Three Months ended December 31, 2012	Period from Inception (March 6, 2006) through December 31, 2013

Other Revenues	$-	$-	$431,461

Operating expenses:
General and administrative expenses	523,443	161,974	4,185,484
Research and development expenses	257,233	-	1,123,906
Total operating expenses	780,676	161,974	5,309,390

Operating loss	(780,676)	(161,974)	(4,877,929)

Other (expense) income:
Interest expense	(27,765)	(42,981)	(616,361)
Other income	-	-	53,978
Total other expense	(27,765)	(42,981)	(562,383)

Net loss	$(808,441)	$(204,955)	$(5,440,312)

Net loss per common share basic and diluted	$(0.01)	$(0.04)

Weighted average number of shares outstanding	60,145,237	5,645,212

The accompanying notes are an integral part of these unaudited consolidated financial statements

Arch Therapeutics, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows (Unaudited)
Three Months Ended December 31, 2013 and 2012 and the
Period from Inception (March 6, 2006) through December 31, 2013

	Three Months ended December 31, 2013	Three Months ended December 31, 2012	Period from Inception (March 6, 2006) through December 31, 2013
Cash flows from operating activities:
Net loss	$(808,441)	$(204,955)	$(5,440,312)
Adjustments to reconcile net loss to cash used in operating activities:
Stock based compensation	131,563	-	419,490
Noncash interest expense on notes payable	27,765	33,061	469,018
Noncash interest expense on notes payable to related party	-	9,241	142,057
Depreciation expense	-	522	18,371
Other noncash adjustments	-	-	5,753
Issuance of common stock for services	-	-	253
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(20,000)	286	(39,629)
Other Assets	-	-	(10,062)
Increase (decrease) in:
Accounts payable	(5,198)	50,832	309,571
Accrued expenses and other liabilities	62,390	(22,009)	203,230
Net cash used in operating activities	(611,921)	(133,022)	(3,922,260)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(19,054)
Net cash used in investing activities	-	-	(19,054)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	-	-	2,000,000
Repayment of notes payable and accrued interest to related party	-	-	(373,488)
Proceeds from issuance of notes payable to related party	-	-	275,200
Proceeds from issuance of convertible notes payable to related party	-	-	105,000
Proceeds from issuance of notes payable	1,000,000	125,000	2,880,000
Net cash provided by financing activities	1,000,000	125,000	4,886,712

Net increase (decrease) in cash and cash equivalents	388,079	(8,022)	945,398

Cash and cash equivalents, beginning of period	557,319	17,139	-

Cash and cash equivalents, end of period	$945,398	$9,117	$945,398

Supplemental disclosure of cash flow information and non-cash financing activities

Cash paid during the period for:
Interest	$-	$-	$98,288

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

ARCH THERAPEUTICS, INC.
(formerly Almah, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Organization and Description of Business

Arch Therapeutics, Inc. and subsidiary (the “Company”) was incorporated under the laws of the State of Nevada on September 16, 2009 under the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, the Company completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company has abandoned its prior business plan and has changed its operations to the business of developing polymers comprising synthetic peptides intended to form gel-like barriers over wounds to stop or control bleeding and seal wounds. The Company is in the development stage and has generated no operating revenues to date. The Company is currently devoting substantially all of its efforts toward product research and development. Subsequent to the Merger, we relocated our principal office to Wellesley, Massachusetts.

ABS was incorporated under the laws of the Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc. On April 7, 2008, ABS changed its name to Arch Therapeutics, Inc. Effective upon the closing of the Merger, ABS changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc.

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses of  $5,440,312 since inception. To date, the Company has principally raised capital through the issuance of debt, convertible debt and the sale of investment units consisting of common stock and warrants.

The  Company expects  to  incur  substantial  expenses   for  the  foreseeable  future  relating to the research, development and commercialization of its potential products. The Company does not have sufficient cash and cash equivalents to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. However, there can be no assurance that the Company will be successful in securing additional resources on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary despite this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods.

Although the Company believes that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 27, 2013.

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2013. There have been no material changes to our significant accounting policies during the three months ended December 31, 2013.

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

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July 2013. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU has not had a material impact on the Company’s financial statements.

Subsequent Events

The Company evaluated all events or transactions that occurred through February 14, 2014, the date which these consolidated financial statements were available to be issued. The Company disclosed material subsequent events in Note 6.

3.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, a maximum number of 7,825,388 shares of the Company’s authorized and available common stock could be issued in the form of: Options, Stock Appreciation Rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative.  Commencing with the first business day of each fiscal year of the Company beginning in 2013, such maximum aggregate number of Shares shall be increased by a number equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each stock option shall be the fair market value as determined in good faith by the Board at the time each option is granted.  On October 1, 2013 the aggregate number of authorized shares under the Plan was increased by 2,405,809 shares to total of 10,231,197 shares.

Share-based awards

During the quarter ended December 31, 2013, the Company granted options to purchase 220,000 shares of the Company’s common stock to consultants under the 2013 Plan.  The options have a term of 10 years, subject to vesting terms over 3 years and have exercise prices of $0.19 and $0.20.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the quarter ended December 31, 2013 were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.  The following assumptions were used to calculate the fair value of share based compensation for the quarter ended December 31, 2013; Expected volatility, 113%, Risk-free interest rate, 2.80% - 3.04%, Expected forfeiture rate, 0.00%, Expected dividend yield, 0.00%, Expected term, 9.7 to 10  years.

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

For so called “plain vanilla” options granted to employees, the expected term of the options is based upon the simplified method as defined in ASC 718-10-S99 which averages an award’s weighted-average vesting period and the contractual term for share options. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with ASC Topic 718, as amended by ASC 718-10-S99. The Company’s estimation of the expected term for stock options not subject to the simplified method is based upon the contractual term of the option award.  For the purposes of estimating the fair value of stock option awards, the risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield.  The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

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

Stock compensation plan activity for the quarter ended December 31, 2013 follows:

Common Stock Options

Stock compensation activity under the 2013 Plan for the quarter ended December 31, 2013 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2013	3,000,000
Awarded	220,000	$0.20	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2013	3,220,000	$0.37	5.00	$27,400
Vested	1,555,000	$0.37	3.90	$6,850
Vested and expected to vest at December 31, 2013	3,220,000	$0.37	5.00	$27,400

As of December 31, 2013, 7,011,197 shares are available for future grants under the 2013 Plan.  Share-based compensation expense recorded in the Company’s consolidated statement of operations for the quarter ended December 31, 2013 resulting from stock options awarded to the Company’s employees, directors and consultants was $131,563.  Of this amount during the quarter ended December 31, 2013, $85,999 was recorded to Research and Development expenses, and $45,564 was recorded in General and Administrative expenses in the Company’s consolidated statement of operations.

As of December 31, 2013, there is approximately $915,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.59 years.

For the quarter ended December 31, 2012, the Company did not recognize any stock based compensation expense.

4.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000.   The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive net proceeds of $5,000,000 or more in a 12-month period.  The Loan Agreement includes warrants to purchase 145,985 shares of the Company’s common stock at an exercise price of $0.27 per share.  The warrants expire on September 30, 2023.  No warrants have been exercised as of December 31, 2013.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants.  The warrant valuation was derived with the Black-Scholes option pricing model with the following assumptions:  risk free rate 2.64%, dividend yield 0.0%, expected life of 10 years, and volatility 114%.  The fair value of the warrant was recorded as an increase in the Additional Paid-In Capital account.  The allocation of funds to the warrants resulted in a discount on the loan, which will be amortized to Interest Expense over the life of the loan.  The amount amortized to Interest Expense in the Company’s consolidated statement of operations for the quarter ended December 31, 2013 was $2,765.

5.             CONVERTIBLE NOTES PAYABLE

From March 2006 through December 31, 2013, the Company issued convertible notes for aggregate cash proceeds of $1,735,000. The notes accrued interest at various rates ranging from 6 % to 10 % per year and had an original maturity date of two years from issuance. The notes were originally convertible into the number of shares of convertible preferred stock upon the closing of a preferred equity financing of at least $1,000,000 by dividing the principal and accrued interest by the purchase price of the convertible preferred stock. In connection with the notes, the Company issued warrants to purchase additional shares of convertible preferred stock at the Conversion Price equal to an aggregate amount ranging from 10 % to up to 50 % of the principal balance of the note. The warrants had various expiration dates through January 2015.

The Company held $1,245,000 of notes that had matured as of September 30, 2012. An additional $50,000 matured during October 2012 bringing the total to $1,295,000. Each of the holders of the matured notes entered into an agreement of forbearance with the Company extending the time to repay the matured notes and the accrued interest for an unspecified period of time. Under the terms of the agreement, interest continued to accrue at the rate in effect at the time of maturity.

On April 20, 2013, the convertible noteholders and the Company entered into an agreement to cancel the warrants and exchange the notes (with a total aggregate principal balance of $1,880,000 ) and the interest accrued through April 30, 2013 for the Company’s common stock upon the completion of the Merger completed on June 26, 2013.

6.	SUBSEQUENT EVENTS

Private Placement Financing

On January 30, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a group of investors (“Investors”) providing for the issuance and sale by the Company to the Investors, in a private placement, of an aggregate of 11,400,000 shares of the Company’s common stock (collectively, the “Shares”) at a purchase price of $0.25 per share and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 34,200,000 shares of the Company’s common stock (collectively, the “Warrants,” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), for aggregate gross proceeds to the Company of approximately $2.85 million (the “Private Placement Financing”).

Upon the closing of the Private Placement Financing on February 4, 2014, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company will be obligated, subject to certain conditions, to file with the Securities and Exchange Commission within 45 days one or more registration statements (any such registration statement, a “Resale Registration Statement”) to register the Shares and the Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”).  The Company’s failure to satisfy certain filing and effectiveness deadlines with respect to a Resale Registration Statement and certain other requirements set forth in the Registration Rights Agreement may subject the Company to payment of monetary penalties.

The Warrants are exercisable upon issuance.  The Series A Warrants have an exercise price of $0.30 per share and have a term of exercise equal to five years from their issuance. The Series B Warrants have an exercise price of $0.35 per share and have a term of exercise equal to the shorter of twelve months from their issuance and six months after the effective date of a Resale Registration Statement.  The Series C Warrants have an exercise price of $0.40 per share and have a term of exercise equal to the shorter of 18 months after their issuance and nine months after the effective date of a Resale Registration Statement.  The number of shares of the Company’s common stock into which each of the Warrants is exercisable and the exercise price therefore are subject to adjustment as set forth in the Warrants, including, without limitation, full ratchet anti-dilution protection in the event of certain dilutive issuances of the Company’s equity securities following the issuance date of the Warrants.  The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of the Company’s common stock.

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

Corporate Overview

Arch Therapeutics, Inc. (as used in this report on Form 10-Q, unless otherwise indicated, “Company”, “we”, “us”, “our”, and “Arch” refer to Arch Therapeutics, Inc. and its consolidated subsidiary, Arch Biosurgery, Inc.) was incorporated under the laws of the State of Nevada on September 16, 2009 with the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, Arch completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), Arch’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of Arch. Prior to the completion of the Merger, Arch was a “shell company” under applicable rules of the Securities and Exchange Commission (the “SEC”) and had no or nominal assets or operations.  Upon its acquisition of ABS, Arch abandoned its prior business plan and changed its operations to the business of a life science medical device company. For financial reporting purposes, the Merger represents a “reverse merger” rather than a business combination and ABS is deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the assets, liabilities, deficit accumulated during the development stage and the historical operations that are reflected in the Company’s consolidated financial statements are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information has been consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger will be replaced with the historical financial statements of ABS before the Merger in this filing and all future filings with the SEC that require financial statements to be included.

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

We have devoted much of our operations to date to the development of our core technology, including selecting our lead product composition, conducting initial safety and other related tests, generating scale-up, reproducibility and manufacturing and formulation methods, and developing and protecting the intellectual property rights underlying our technology platform. Formulation optimization is an important part of peptide development. AC5 formulation optimization, which is done with extensive collaboration among our team and partners, is focused on optimizing traditional product parameters to target specifications covering performance, physical appearance, stability, and handling characteristics, among others. Arch intends to monitor formulation optimization closely, as success or failure in setting and realizing appropriate specifications may directly impact our anticipated clinical trial and subsequent commercialization timeline.

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

In furtherance of our long-term business goals, we expect to focus on the following activities during calendar year 2014:

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

Private Placement Financing

On January 30, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a group of investors (“Investors”) providing for the issuance and sale by the Company to the Investors, in a private placement, of an aggregate of 11,400,000 shares of the Company’s common stock (collectively, the “Shares”) at a purchase price of $0.25 per share and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 34,200,000 shares of the Company’s common stock (collectively, the “Warrants,” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), for aggregate gross proceeds to the Company of approximately $2.85 million (the “Private Placement Financing”).  After deducting for estimated fees and expenses, the aggregate net proceeds to the Company from the sale of the Shares and the Warrants are expected to be approximately $2.77 million. The Company did not engage any underwriter or placement agent in connection with the Private Placement Financing.

Upon the closing of the Private Placement Financing on February 4, 2014, the Company entered into a registration rights agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company will be obligated, subject to certain conditions, to file with the Securities and Exchange Commission within 45 days one or more registration statements (any such registration statement, a “Resale Registration Statement”) to register the Shares and the Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”).  The Company’s failure to satisfy certain filing and effectiveness deadlines with respect to a Resale Registration Statement and certain other requirements set forth in the Registration Rights Agreement may subject the Company to payment of monetary penalties.

Also upon the closing of the Private Placement Financing, each Investor was issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of the Company’s common stock equal to 100% of the Shares purchased by such Investor under the Securities Purchase Agreement.  The Warrants are all exercisable upon their issuance.  The Series A Warrants have an exercise price of $0.30 per share and have a term of exercise equal to five years from their issuance. The Series B Warrants have an exercise price of $0.35 per share and have a term of exercise equal to the shorter of 12 months from their issuance and six months after the effective date of a Resale Registration Statement.  The Series C Warrants have an exercise price of $0.40 per share and have a term of exercise equal to the shorter of 18 months after their issuance and nine months after the effective date of a Resale Registration Statement.  The number of shares of the Company’s common stock into which each of the Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Warrants, including, without limitation, full ratchet anti-dilution protection in the event of certain dilutive issuances of the Company’s equity securities following the issuance date of the Warrants.  The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of the Company’s common stock.

The issuance and sale of the Shares, Warrants and Warrant Shares (collectively, the “Securities”) has not been registered under the Securities Act, and the Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws.  The Securities will be issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, based on the following facts: each of the Investors has represented that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act, that it is acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof in violation of applicable securities laws and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Securities to the Investors; and the Securities will be issued as restricted securities.

Results of Operations

The following discussion of our results of operations should be read together with the financial statements included in this quarterly report. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

	December	December
	31,	31,	Increase
	2013	2012	(Decrease)
	($)	($)	($)
Revenue	$-	$-	$-
Operating Expenses
General and Administrative	523,443	161,974	361,469
Research and Development	257,233	-	253,233
(Loss) from Operations	(780,676)	(161,974)	685,402
Other income (expense)	(27,765)	(42,981)	(15,216)
Net income (loss)	$(804,441)	$(204,955)	$599,486

Revenue

We did not generate revenue in either of the three months ended December 31, 2013 or 2012.

General and Administrative Expense

We incurred general and administrative expenses during the three months ended December 31, 2013 in the amount of $523,443, compared to general and administrative expenses incurred during the three months ended December 31, 2012 in the amount of $161,974 (an increase of $361,469). General and administrative expenses during the three months ended December 31, 2013 primarily included legal fees, patent prosecution costs, payroll related expenses, stock based compensation and office overhead.  General and administrative expenses during the three months ended December 31, 2012 primarily included legal fees, patent prosecution costs, and office overhead. The increase in general and administrative expense period over period is primarily attributable to increased costs associated with legal fees, accounting fees and investor relations expenses incurred in connection with being a public company, which were partially offset by a decrease in patent prosecution costs.

General and administrative expenses are generally expected to increase as a result of plans to ramp up operations and requirements to comply with public company reporting obligations. We expect increased expenses related to plans to hire additional personnel and consultants and expected incurrence of additional legal fees.

Research and Development Expense

We incurred research and development expenses during the three months ended December 31, 2013 in the amount of $257,233.  Due to limited resources, we did not incur research and development expenses during the three months ended December 31, 2012. Research and development expenses primarily relate to our activities to develop our primary product candidate, and are comprised mostly of payroll related expenses stock based compensation and formulation contractors.

Research and development expenses are expected to increase as a result of plans to pursue additional preclinical and clinical studies and otherwise relating to development of our primary product candidate.

Other Income (Expense)

We incurred total other expenses during the three months ended December 31, 2013 in the amount of $27,765, compared to total other expenses incurred during the three months ended December 31, 2012 in the amount of $42,981 (a decrease of $15,216). Other expenses during those periods were primarily interest accrued on debt. The decrease in other expense between periods is attributable to the repayment of related party notes payable and conversion of other notes into equity in connection with the Merger, both of which were partially offset by interest on the loan obtained from MLSC.

Liquidity and Capital Resources

Working Capital

As of December 31, 2013, total current assets were $985,027, compared to total current assets of $1,576,948 as of September 30, 2013 (a decrease of $591,921). The decrease was primarily due to the use of cash to pay operating expenses incurred during the quarter. Our total current assets as of December 31, 2013 were comprised primarily of cash and prepaid expenses.

As of December 31, 2013, total current liabilities were $512,801, compared to total current liabilities of $455,609 as of September 30, 2013 (an increase of $57,192). The increase was primarily due to an increase in accrued expenses related to legal and accounting fees associated with being a public reporting entity, directors’ fees and consulting fees. Our total current liabilities as of December 31, 2013 were comprised primarily of accounts payable and accrued expenses.

As a result, on December 31, 2013, we had positive working capital of $472,226, compared with positive working capital as of September 30, 2013 of $1,121,339.

Cash Flow

Our cash on-hand as of December 31, 2013 was $945,398, compared to cash on-hand as of September 30, 2013 of $557,319 (an increase of $389,079). The increase was primarily due to receipt of funds under the MLSC offset by operating expenditures during the quarter.

Cash Used in Operating Activities

Cash used in operating activities during the three months ended December 31, 2013 was $611,921, compared to cash used in operating activities during the three months ended December 31, 2012 of $133,022 (an increase of $478,899). The increase was primarily due to an increase in general and administrative expense attributable to increased costs associated with legal and accounting fees incurred in connection with being a public reporting entity and research and development expense in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

There was no cash used in investing activities during the three months ended December 31, 2013 or 2012, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities during the three months ended December 31, 2013 was $1,000,000 compared to cash provided by financing activities during the three months ended December 31, 2012 of $125,000 (an increase of $875,000). The increase in cash provided by financing activities was a result of increased financing from the MLSC loan of $1,000,000 during the three months ended December 31, 2013 as compared to convertible notes of $125,000 from issuance of convertible notes to existing investors during the three months ended December 31, 2012.

Sources of Capital

Prior to the closing of the Merger, we had primarily funded our operations through the issuance of convertible debt and other promissory notes and related warrants, from which we received an aggregate of $1,985,000 in exchange for such issuances from inception through the closing of the Merger on June 26, 2013.  All of such convertible notes and related warrants were cancelled in exchange for shares of our common stock in connection with the closing of the Merger. Subsequent to the Merger, we have funded our operations through the issuance and sale of shares of our common stock and warrants to acquire shares of our common stock for a total of $4,850,000 including the Private Placement Financing entered into on January 30, 2014 and $1,000,000 of indebtedness under the MLSC Loan Agreement.  We have no contractual commitments for any further funding from those or any other parties.

Cash Requirements

As described above, we anticipate that our operating and other expenses will increase as we continue to implement our business plan and pursue our operational goals. We estimate that our aggregate operating expenses and working capital requirements for our fiscal year ending September 30, 2014 will be $3,600,000 (inclusive of the three months ended December 31, 2013). After giving effect to the funds received in our recent equity financings, including the Private Placement Financing entered into on January 30, 2014, and debt financings, including the MLSC Loan entered into on September 30, 2013, we estimate we have sufficient funds to operate the business through October 2014.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

The MLSC Loan Agreement and Private Placement Financing significantly restrict our ability to raise capital in the future. In particular, the MLSC Loan Agreement restricts our ability to enter into debt financing transactions under certain circumstances which may prevent us from executing our business plan. The provision of full ratchet anti-dilution protection as set for in the Warrants in connection with the Private Placement Financing also adversely impacts our ability to issue our stock. Both restrictions imposed by the MLSC Loan Agreement and the Private Placement Financing are discussed in greater deal under the caption “Risk Factors” in this report.

Going Concern

From inception through December 31, 2013, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. As of December 31, 2013, we had incurred a net loss of $5,440,312 since our inception. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2013, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of December 31, 2013 and September 30, 2013.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic718, Compensation-Stock Compensation, which requires all share- based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We account for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 505, Equity (“FASB ASC Topic 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. FASB ASC Topic 505 requires us to re-measure the fair value of stock options issued to non- employee at each reporting period during the vesting period or until services are complete.

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

Recent Accounting Guidance

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July 2013. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU has not had a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2013 management has identified the following material weaknesses:

(i)	We have had insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(ii)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

(iii)	We do not have an audit committee, which is an important entity-level control over our financial statements and the engagement of our independent auditors.

(iv)	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, as a result of the material weakness on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency.

Remediation

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

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

We have incurred losses in each year since our inception and we expect that losses will continue to be incurred in the foreseeable future in the operation of our business. To date, we have financed our operations entirely through equity and debt investments by founders, other investors and third parties, and we expect to continue to rely on these sources of funding, to the extent available in the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs pertaining to the closing of the Merger and related regulatory filings, and personnel expenses. We have devoted substantially all of our time, money and efforts to date to the advancement of our technology and raising capital to support our business, and expect to continue to devote significant time, money and efforts to such activities going forward.

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

We believe that our current cash and cash equivalents on hand, including the proceeds of the Private Placement Financing entered into on January 30, 2014, as well as of the MLSC Loan Agreement entered into September 30, 2013, will be sufficient to meet our anticipated cash requirements through October 2014; however, based on our current operating expenses and working capital requirements, we do not currently believe our existing cash resources are sufficient to meet our anticipated needs for the next twelve months. In addition to the funds raised from our equity financings, including the proceeds of the Private Placement Financing entered into on January 30, 2014, and debt financing, including the proceeds of the MLSC Loan Agreement, we will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities, particularly as we commence preclinical and clinical development for our lead product candidate, AC5, and that we will need to raise significant additional funds to continue operations. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our research and preclinical development activities;
•	the scope, progress, results, costs, timing and outcomes of any clinical trials conducted for any of our product candidates;
•	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;
•	the timing of and the costs involved in obtaining regulatory approvals for our product candidates;
•	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	the costs associated with maintaining and expanding our product pipeline;
•	the costs associated with expanding our geographic focus;
•	operating revenues, if any, received from sales of our product candidates, if any are approved by the FDA or other applicable regulatory agencies;
•	the cost associated with being a public company, including obligations to regulatory agencies and investor relations;
•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees; and
•	operating revenues, if any, received from sales of our product candidates, if any are approved by the FDA or other applicable regulatory agencies.

As a result of these and other factors, we expect that we will need substantial additional funding in the future. We would likely seek such funding through public or private securities offerings, incurrence of indebtedness, or some combination of those sources. We may also seek funding through collaborative arrangements if we determine them to be necessary or appropriate. Additional funding may not be available when needed on acceptable terms, or at all.  The number of shares of the Company’s common stock into which each of the Warrants issued in connection with the Private Placement Financing is exercisable and the exercise price therefor are subject to adjustment as set forth in the Warrants, including, without limitation, full ratchet anti-dilution protection in the event of certain dilutive issuances of the Company’s equity securities following the issuance date of the Warrants.  The existence of full ratchet anti-dilution protection could result in additional funding not being available when needed on acceptable terms, or at all.  The MLSC Loan Agreement also provides that, for so long as any of the MLSC Loan remains outstanding, the Company’s headquarters and at least a majority of its employees must be located in Massachusetts and the Company must not take certain actions without obtaining MLSC’s prior consent, including incurring certain types and amounts of additional indebtedness. The existence of these restrictive covenants under the MLSC Loan Agreement could result in additional funding not being available when needed on acceptable terms, or at all. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of indebtedness, we may become subject to covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

There could be additional risks due to certain covenants in the Securities Purchase Agreement related to our Private Placement Financing.

The Securities Purchase Agreement related to the Private Placement Financing entered into on January 30, 2014 places certain restrictions on the Company’s ability to issue certain equity or debt securities for a limited period of time.  Additionally, the Company is restricted from issuing securities in a Variable Rate Transaction (“VRT”) for a certain period of time. As defined in the Securities Purchase Agreement, a VRT is a transaction in which the Company (i) issues convertible securities at (A) a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of Company’s common stock at any time after the initial issuance of such Convertible Securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the common stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enters into any agreement whereby the Company or any subsidiary may sell securities at a future determined price.  Such restriction could limit the company’s ability to obtain adequate financing on a timely basis or on acceptable terms in the future.

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

In addition, the MLSC Loan agreement restricts our ability to do the following without the prior written consent of MLSC:

•	create, incur, assume or permit to exist any indebtedness that is (i) senior to, or (ii) in the case of affiliated third parties (including without limitation owners of ten percent (10%) or more of the issued and outstanding equity securities of Recipient), pari passu with, the rights or privileges granted to MLSC pursuant to the Transaction Documents and the Uniform Commercial Code in effect from time to time in the Commonwealth of Massachusetts, other than indebtedness for the benefit of a Senior Lender; or

•	create, incur, assume, guarantee, be liable for or remain liable with respect to, or grant a security interest in connection with, indebtedness to Recipient’s officers, directors, shareholders or employees unless such indebtedness is fully subordinated to the Loan pursuant to a subordination agreement or intercreditor agreement in a form reasonably satisfactory to MLSC.

These restrictive covenants could limit our ability to finance our operations and execute our business plan if, at any point in the future, the only source of capital available to the Company is debt covered by the aforementioned restrictive covenants. Our inability to create indebtedness senior to or, in certain cases, pari passu with, MLSC, as well as our inability to grant MLSC-superior security interests to our officers, directors, shareholders or employees, may make the execution of our business plan impossible in the future if those sources of debt are our only options.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As disclosed in Item 4 of Part I of this report, management identified material weaknesses in our internal control over financial reporting as of December 31, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—Integrated Framework. We have developed proposed actions aimed at remediating some of these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, there may be an increased likelihood that our consolidated financial statements contain material misstatements. If that were to occur, we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and litigation. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

We believe that the pathway to marketing approval in the U.S. for our lead product candidate will likely require the process of FDA Premarket Approval (“PMA”) for the product, which is based on novel technologies and likely will be classified as a Class III medical device. This approval pathway can be lengthy and expensive, and is estimated to take from one to three years or longer from the time the PMA application is submitted to the FDA until approval is obtained, if approval can be obtained at all.

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

In 2007, the Food and Drug Administration Amendments Act of 2007 (the “FDAAA”) was adopted. This legislation grants significant powers to the FDA, many of which are aimed at assuring the safety of medical products after approval. For example, the FDAAA grants the FDA authority to impose post-approval clinical study requirements, require safety-related changes to product labeling and require the adoption of complex risk management plans. Pursuant to the FDAAA, the FDA may require that a new product be used only by physicians with specialized training, only in specified health care settings, or only in conjunction with special patient testing and monitoring. The legislation also includes requirements for disclosing clinical study results to the public through a clinical study registry, and renewed requirements for conducting clinical studies to generate information on the use of products in pediatric patients. Under the FDAAA, companies that violate these laws are subject to substantial civil monetary penalties. The requirements and changes imposed by the FDAAA, or any other new legislation, regulations or policies that grant the FDA or other regulatory agencies additional authority that further complicates the process for obtaining marketing approval and/or further restricts or regulates post-marketing approval activities, could make it more difficult and more costly for us to obtain and maintain approval of any of our product candidates.

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

Issued warrants with full ratchet anti-dilution protection could result in additional dilution to our existing shareholders.

The number of shares of the Company’s common stock into which each of the Warrants issued in connection with the Private Placement Financing entered into on January 30, 2014, is exercisable and the exercise price therefore are subject to adjustment as set forth in the Warrants, including, without limitation, full ratchet anti-dilution protection in the event of certain dilutive issuances of the Company’s equity securities following the issuance date of the Warrants.  The existence of such anti-dilution protection could lead to further dilution of our existing shareholders.

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

The Company may have material liabilities that were not discovered before the consummation of the Merger. We could experience losses as a result of any such unasserted liabilities are eventually found to be incurred, which could materially harm our business and financial condition. Although the Merger Agreement contained customary representations and warranties from the Company concerning its assets, liabilities, financial condition and affairs, there may be limited or no recourse against the Company’s prior owners or principals in the event those prove to be untrue. As a result, the stockholders of the Company bear risks relating to any such unknown or unasserted liabilities.

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

Item 6. Exhibits

Exhibit	Description
4.1	Form of Series A Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)
4.2	Form of Series B Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)
4.3	Form of Series C Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)
10.1
Life Sciences Accelerator Funding Agreement dated September 30, 2013 between Arch Therapeutics, Inc. and the Massachusetts Life Sciences Center (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)

10.2
Form of Warrant to Purchase Shares of Common Stock dated September 30, 2013 issued by Arch Therapeutics, Inc. to the Massachusetts Life Sciences Center (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)

10.3
Sublease dated August 30, 2013 and effective October 1, 2013, between Arch Therapeutics, Inc. and Stream Global Services, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)

10.4
Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)

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

ARCH THERAPEUTICS, INC.

Date: February 14, 2014	By:	/s/ TERRENCE W. NORCHI
Terrence W. Norchi
President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2014	By:	/s/ ALAN T. BARBER
Alan T. Barber
Chief Financial Officer
(Principal Financial and Accounting Officer)

