Form 10-K/A
period 2013-09-30
Arch Therapeutics, Inc.
filed 2014-05-01
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-178883

ARCH THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0524102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 William Street, Suite 270
Wellesley , MA 02481	02481
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2014, there were 72,076,487 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Arch Therapeutics, Inc. and subsidiary (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which was originally filed on December 27, 2013 (the “Original Form 10-K”), for the purpose of correcting immaterial presentation errors associated with the issuances of stock and warrants in the consolidated statements of changes in stockholders’ equity (deficit), which disclosed such issuances in the aggregate rather than by date within each year, as well as certain classification and presentation matters in the consolidated statement of cash flows, which disclosed an interest payment within cash flows from financing activities rather than cash flows from operating activities. This Amendment No. 1 also corrects certain standard wording within the Report of Independent Registered Public Accounting Firm, which was unintentionally misstated.

The Company has revised its consolidated statements of changes in stockholders’ equity (deficit) and cash flows and related footnotes as of and for the year ended September 30, 2013 and for the period from inception (March 6, 2006) through September 30, 2013 and will reflect these corrections in all future filings that contain such consolidated financial statements. In this Amendment No. 1, the new consolidated statements of changes in stockholders’ equity (deficit) presentation reflects the issuances by date within each year rather than in the aggregate and the appropriate disclosure of total and per share consideration for shares issued. The new consolidated statement of cash flows presentation reflects the appropriate classification of certain operating and non-cash financing activities. These presentation errors and corrections had no effect on the Company’s consolidated net loss or its consolidated stockholders’ equity (deficit) as of and for the periods then ended.

This Amendment No. 1 hereby amends the cover page, Item 8 of Part II and Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1. Except as described above, no changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of its filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the filing of the Original Form 10-K. As a result, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings made with the Securities and Exchange Commission.

TABLE OF CONTENTS

		Page
PART II .
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	2
PART IV.
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	3
SIGNATURES		4

1

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth at the end of this Amendment No.1 beginning on page F-1 and are incorporated herein by reference. We are not required to provide the supplementary data required by this item as we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

2

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	The following consolidated financial statements of Arch Therapeutics, Inc. and subsidiary, beginning on page F-1 immediately following the signature page hereto, are filed as part of this Amendment No.1 under Item 8 — Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at September 30, 2013 and 2012

Consolidated Statements of Operations for the years ended September 30, 2013 and 2012 and for the Period From Inception (March 6, 2006) to September 30, 2013

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period From Inception (March 6, 2006) to September 30, 2013 (restated)

Consolidated Statement of Cash Flows for the years ended September 30, 2013 and 2012 and for the Period From Inception (March 6, 2006) to September 30, 2013 (restated)

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

The Exhibit Index attached to this Amendment No.1 is incorporated by reference herein.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi
Date: May 1, 2014		Terrence W. Norchi
President and Chief Executive Officer

4

Arch Therapeutics, Inc.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at September 30, 2013 and 2012	F-3

Consolidated Statements of Operations for the years ended September 30, 2013 and 2012 and for the period from inception (March 6, 2006) to September 30, 2013	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period from inception (March 6, 2006) to September 30, 2013 (restated)	F-5

Consolidated Statement of Cash Flows for the years ended September 30, 2013 and 2012 and for the period from inception (March 6, 2006) to September 30, 2013 (restated)	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Arch Therapeutics, Inc.

Wellesley, Massachusetts

We have audited the accompanying consolidated balance sheets of Arch Therapeutics, Inc. and subsidiary (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (March 6, 2006) through September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Therapeutics, Inc. and subsidiary as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from inception (March 6, 2006) through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Arch Therapeutics, Inc. and subsidiary will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has limited working capital that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, MA

April 30, 2014

Arch Therapeutics, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
September 30, 2013 and 2012

	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$557,319	$17,139
Promissory Note Receivable	1,000,000	-
Prepaid expenses and other current assets	19,629	3,308
Total current assets	1,576,948	20,447
Long Term Assets:
Property and equipment, net	322	908
Other Assets	10,062	-
Total long-term assets	10,384	908
Total assets	$1,587,332	$21,355

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of convertible notes payable	$-	$1,395,000
Current maturities of convertible notes payable, related parties	-	105,000
Notes payable, related party	-	275,200
Accounts payable	314,769	258,426
Accrued expenses and other liabilities	140,840	49,510
Current Portion of accrued interest	-	352,755
Accrued interest to related parties	-	116,548
Total current liabilities	455,609	2,552,439

Long-term liabilities:
Note payable	944,707	-
Convertible notes payable, net of current maturities	-	235,000
Accrued interest, net of current portion	-	6,351
Total long-term liabilities	944,707	241,351

Total liabilities	1,400,316	2,793,790
Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized at September 30, 2013 and 75,000,000 at September 30, 2012, 60,145,237 and 5,645,212 shares issued and outstanding at September 30, 2013 and September 30, 2012, respectively	60,145	5,645
Additional paid in capital	4,758,742	-
Deficit accumulated during the development stage	(4,631,871)	(2,778,080)
Total stockholders’ equity (deficit)	187,016	(2,772,435)

Total liabilities and stockholders' equity (deficit)	$1,587,332	$21,355

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

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.

(A Development Stage Company)

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

Period from Inception (March 6, 2006) through September 30, 2013

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock $0.001 Par Value		Paid-in-	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at inception (March 6, 2006)	-	$-	$-	$-	$-

Net loss	-	-	-	(18,153)	(18,153)

Balance at September 30, 2006	-	-	-	(18,153)	(18,153)

Issuance of common stock to founder on November 13 for $33 ($0.00001 per share)	3,198,105	3,198	-	-	3,198

Net loss	-	-	-	(450,038)	(450,038)

Balance at September 30, 2007	3,198,105	3,198	-	(468,191)	(464,993)

Net loss	-	-	-	(233,040)	(233,040)

Balance at September 30, 2008	3,198,105	3,198	-	(701,231)	(698,033)

Issuances of common stock to directors on May 13 (1)	1,524,721	1,525	-	-	1,525

Issuances of common stock in connection with a technology license on May 13 (1)	282,886	283	-	-	283

Issuances of common stock to advisors and consultants on May 13 (1)	11,242	11	-	-	11

Issuances of common stock to advisors and consultants on July 22 (1)	42,448	42	-	-	42

Issuances of common stock to advisors and consultants on September 22 (1)	8,722	9	-	-	9

Net loss	-	-	-	(504,687)	(504,687)

Balance at September 30, 2009	5,068,124	5,068	-	(1,205,918)	(1,202,527)

Issuances of common stock to advisors and consultants on October 21 (1)	259,240	259	-	-	259

Net loss	-	-	-	(420,093)	(420,093)

Balance at September 30, 2010	5,327,364	5,327	-	(1,626,011)	(1,622,361)

Issuances of common stock to advisors and consultants on December 16 (1)	82,279	82	-	-	82

Issuances of common stock to directors on May 24 (1)	213,764	214	-	-	214

Issuances of common stock to advisors and consultants on May 24 (1)	12,114	12	-	-	12

Net loss	-	-	-	(573,472)	(573,472)

Balance at September 30, 2011	5,635,521	5,636	-	(2,201,160)	(2,195,524)

Issuance of common stock to an advisor on June 17 (1)	9,691	9	-	-	9

Net loss	-	-	-	(576,911)	(576,911)

Balance at September 30, 2012	5,645,212	5,645	-	(2,778,080)	(2,772,435)

Net loss	-	-	-	(1,853,791)	(1,853,791)

Equity acquired in reverse merger on June 26	41,500,000	41,500	(41,500)	-	-

Issuance of common stock and 2,500,000 warrants to purchase 2,500,000 shares of common stock on June 26 for $1,250,000 ($0.50 per share)	2,500,000	2,500	1,247,500	-	1,250,000

Exchange of debt and accrued interest for common stock pursuant to reverse merger on June 26	9,000,025	9,000	2,461,022	-	2,470,022

Issuance of common stock and 500,000 warrants to purchase 500,000 shares of common stock on July 3 for $250,000 ($0.50 per share)	500,000	500	249,500	-	249,500

Issuance of common stock and 1,000,000 warrants to purchase 1,000,000 shares of common stock on August 30 for $500,000 ($0.50 per share)	1,000,000	1,000	499,000	-	499,000

Grant of one warrant to purchase 145,985 shares of common stock issued with note payable on September 30	-	-	55,293	-	55,293

Stock based compensation expense	-	-	287,927	-	287,927

Balance at September 30, 2013 (restated)	60,145,237	60,145	4,758,742	(4,631,871)	187,016

(1) The Company performed an analysis of the value of its common stock as of each of these dates and determined the value per share is equivalent to par value which is considered to be de minimis.

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
Years Ended September 30, 2013 and 2012 and the
Period from Inception (March 6, 2006) through September 30, 2013

	Fiscal year ended September 30, 2013	Fiscal year ended September 30, 2012	Period from Inception (March 6, 2006) through September 30, 2013
	(restated)		(restated)
Cash flows from operating activities:
Net loss	$(1,853,791)	$(576,911)	$(4,631,871)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	586	3,372	18,371
Other noncash adjustments	(92)	-	5,752
Stock based compensation	287,927	-	287,927
Noncash interest expense on convertible notes payable	82,147	118,657	441,253
Noncash interest expense on notes payable to related party	25,599	37,211	142,057
Repayment of accrued interest to related party	(98,288)	-	(98,288)
Issuance of common stock for services	-	1	253
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(16,321)	648	(19,629)
Other Assets	(10,062)	-	(10,062)
Increase (decrease) in:
Accounts payable	56,343	139,878	314,769
Accrued expenses and other liabilities	91,332	22,508	140,840
Net cash used in operating activities	(1,434,620)	(254,636)	(3,408,628)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(19,053)
Net cash used in investing activities	-	-	(19,053)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	2,000,000	-	2,000,000
Repayment of notes payable to related party	(275,200)	-	(275,200)
Proceeds from issuance of notes payable to related party	-	-	275,200

Proceeds from issuance of convertible notes payable to related party	-	-	105,000
Proceeds from issuance of convertible notes payable	250,000	235,000	1,880,000
Net cash provided by financing activities	1,974,800	235,000	3,985,000

Net increase in cash and cash equivalents	540,180	(19,636)	557,319

Cash and cash equivalents, beginning of period	17,139	36,775	-

Cash and cash equivalents, end of period	$557,319	$17,139	$557,319

Supplemental disclosure of cash flow information and non-cash financing activities

Cash paid during the period for:
Interest	$98,288	$-	$98,288

Income taxes	$-	$-	$-

Debt with warrants issued for promissory notes receivable	$1,000,000	$-	$1,000,000

Exchange of convertible notes and related accrued interest for common stock	$2,470,022	$-	$2,470,022

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Arch Therapeutics, Inc. and subsidiary (the “Company”) was incorporated under the laws of State of Nevada on September 16, 2009 under the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, the Company completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company has abandoned its prior business plan and has changed its operations to the business of developing polymers comprising synthetic peptides intended to form gel-like barriers over wounds to stop or control bleeding and seal wounds. The Company is in the development stage and has generated no operating revenues to date. The Company is currently devoting substantially all of its efforts toward product research and development. Also in connection with the Merger, we relocated our principal office to Wellesley, Massachusetts.

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

The Company expects to incur substantial expenses for the foreseeable future relating to the research, development and commercialization of its potential products. The Company does not have sufficient cash and cash equivalents to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. However, there can be no assurance that the Company will be successful in securing additional resources on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets that might be necessary despite this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company is in the development stage and is devoting substantially all of its efforts to raising capital, developing technologies, establishing customer and vendor relationships, and recruiting new employees. Accordingly, the accompanying consolidated financial statements are presented under the development stage accounting provisions of the Financial Accounting Standards Board (FASB).

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Income Taxes

In accordance with ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences or events that have been included in the Company’s consolidated financial statements and/or tax returns. Deferred tax assets and liabilities are based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of September 30, 2013 and 2012.

Revenue

The Company recognizes revenue in accordance with ASC 605-28, the milestone method of revenue recognition for arrangements involving research or development or other performance obligations whereby a portion or all of the consideration is contingent upon achievement of milestone events. Under these provisions, arrangement consideration contingent upon achievement of a milestone is recognized by the Company in the period the milestone is met when the Company concludes that the milestone is substantive. Upon inception of each applicable arrangement, the Company assesses each milestone and the consideration payable upon achievement of each milestone and concludes that the milestone is substantive if all of the following criteria are met: (i) the consideration is commensurate with the Company’s performance or the enhanced value of a delivered item which is a direct result of the Company’s performance to achieve the milestone, (ii) the consideration relates to past performance and there are no refund rights or other penalties related to the consideration based on completion of future performance and (iii) the consideration is reasonable relative to all the deliverables and payment terms within the arrangement. The related consideration for milestones that are considered substantive is recognized in its entirety in the period which the milestone is met. For the period from inception (March 6, 2006) through September 30, 2013 the Company has not recorded any revenue for these types of activities.

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

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company accounts for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 505, Equity (“FASB ASC Topic 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. FASB ASC Topic 505 requires the Company to re-measure the fair value of stock options issued to non- employee at each reporting period during the vesting period or until services are complete.

In accordance with FASB ASC Topic 718, Compensation-Stock Compensation, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a history of market prices of the common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), using historical volatilities of similar public entities. The life term for awards and, therefore, uses simplified method for all “plain vanilla” options, as defined in SAB No. 107 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

Fair Value Measurements

The Company measures both financial and nonfinancial assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, except those that are recognized or disclosed in the consolidated financial statements at fair value on a recurring basis. The standard created a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The Company’s financial instruments include cash and cash equivalents. Because of their short maturity, the carrying amount of cash and cash equivalents are considered to approximate fair value.

Subsequent Events

The Company evaluated all events or transactions that occurred through April 30, 2014 the date which these consolidated financial statements were available to be issued. The Company disclosed material subsequent events in Note 14.

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

The consolidated financial statements include the accounts of the Company as of September 30, 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

Correction of an Immaterial Error

In connection with comments received from the Securities and Exchange Commission (“SEC”) on April 18, 2014, with respect to a registration statement filed on Form S-1 on March 21, 2014, the Company identified errors in the presentation of issuances of stock and warrants in the consolidated statements of changes in stockholders’ equity (deficit) and presentation matters in the consolidated statements of cash flows, as well as related footnotes.

The Company assessed the materiality of these errors for each period presented in accordance with the guidance in Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality”, and determined that the errors were immaterial to the consolidated financial statements taken as a whole. The Company has revised its consolidated statements of changes in stockholders’ equity (deficit)  and cash flows, as well as related footnotes as of and for the year ended September 30, 2013 and for the period from inception (March 6, 2006) through September 30, 2013 and will reflect these corrections in all future filings that contain such consolidated financial statements.

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

As of September 30, 2013 and 2012, the Company had state net operating loss carryforwards of approximately $2,800,000 and $2,120,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2013. As of September 30, 2013 and 2012, the Company had state research and experimentation credit carryforwards of $10,135 which may be able to offset future income tax liabilities and which would begin to expire in 2023.

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

The Company experienced an ownership change as a result of the Merger described in Note 6, causing a limitation on the annual use of the net operating loss carryforwards, which are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions

5.	RELATED PARTY TRANSACTIONS

Notes Payable, Related Party

In February 2009, ABS issued a promissory note (the “Note”) to Terrence Norchi (the “Note Holder”), a shareholder and director of the Company. During the period from February 2009 through February 2011, aggregate cash proceeds of $275,200 were advanced to the Company under Note. The Note accrued interest at a rate of 6% per year through December 31, 2009 and 10% per year beginning January 1, 2010. The original maturity date of the Note was August 10, 2010. In connection with the Note, the Company issued warrants to purchase shares of convertible preferred stock at the purchase price of such stock equal to 20% of the principal balance of the Note divided by the purchase price.

Upon maturity of the Note on August 10, 2010, the Note Holder entered into an agreement of forbearance with the Company extending the time to repay the Note and accrued interest for an unspecified period of time. Under the terms of the agreement, interest will continue to accrue at 10% per year. On June 24, 2013 the Company repaid the full amount of principle and accrued interest and the Note Holder agreed to cancel all related warrants.

Convertible Notes Payable, Related Parties

From June 2006 through December 2008, ABS issued convertible notes to related parties for aggregate cash proceeds of $105,000. The notes accrued interest at various rates ranging from 6% to 10% per year and had an original maturity date of two years from issuance. The “Convertible Notes” were originally convertible into shares of convertible preferred stock upon the closing of a preferred equity financing of at least $1,000,000, the number of which was to be determined by dividing the principle and accrued interest by the purchase price of the convertible preferred stock ("Conversion Price").

In connection with the notes, ABS issued warrants to purchase additional shares of convertible preferred stock at the conversion price equal to an aggregate amount of 20% of the principle. At September 30, 2012, $55,000 of the convertible notes with related parties had matured. In January 2013, an additional $50,000 matured bringing the total to $105,000. Each of the holders of the matured notes entered into an agreement of forbearance with the Company extending the time to repay the matured notes and accrued interest for an unspecified amount of time. Under the terms of the agreement, interest continued to accrue at the rate in effect at the time of maturity.

On April 20, 2013, the Convertible Note Holders and the Company entered into an agreement to cancel the related warrants and exchange the notes (with a total aggregate principal balance of $1,880,000) and the interest accrued through April 30, 2013 for the Company’s common stock upon the completion of the Merger on June 26, 2013 as described in Note 6.

Directors Compensation

In November 2010, ABS entered into an agreement to pay Terrence Norchi, its Chief Executive Officer a cash bonus of $500,000 upon the raising of capital from a financing of at least $1,000,000. Additionally, ABS agreed that upon such closing, warrants shall be issued to him allowing the purchase of the number of shares of convertible preferred stock equal to $100,000 divided by the purchase price per share of the convertible preferred stock. On June 25, 2013 Terrence Norchi and ABS entered into a Termination Agreement and Release terminating the agreement for the cash bonus and warrants.

6.	MERGER

On June 26, 2013, a merger (“the Merger”) was completed by Arch Acquisition Corporation, a Massachusetts corporation and the Company’s wholly-owned subsidiary formed for the purpose of the transaction (“Merger Sub”) and ABS, with ABS surviving the Merger as the Company’s wholly owned subsidiary. Upon the closing of the Merger, all of the issued and outstanding capital stock and convertible notes of ABS were exchanged for an aggregate of 14,645,237 shares of the Company’s  common stock. Also, in connection with the Merger, the warrants of ABS were cancelled. For financial reporting purposes, the Merger represents a “reverse merger” rather than a business combination and ABS is deemed to be the accounting acquirer in the transaction. Consequently, the assets, liabilities, deficit accumulated during the development stage and the historical operations reflected in the Company’s consolidated financial statements are those of ABS. All share information has been restated to reflect the effects of the reverse merger. The Company’s financial information has been consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in all future filings with the SEC.

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

On July 5, 2011, the Company issued a convertible note for cash proceeds of $250,000. The note accrued interest at 6% per year and matured in one year. The note was convertible into the number of shares of common stock upon the closing of an equity financing of at least $750,000 by dividing the principal and accrued interest by the purchase price of the stock sold in the equity financing. Upon maturity of the note on July 5, 2012, the note holder entered into an agreement of forbearance with the Company extending time to repay the matured note and the accrued interest for an unspecified period of time. Under the terms of the agreement, interest will continue to accrue at 6% per year until the note was paid or converted.

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

In May 2009, ABS issued 226,290 shares of common stock in connection with a license of technology from the Massachusetts Institute of Technology (“MIT”) and 56,596 shares of common stock as a gift to the Deshpande Center, an affiliate of MIT. Under the terms of the license, upon the sale of additional shares of common stock or conversion of debt into additional shares of common stock up to a total of $4,000,000 in the aggregate, the Company was obligated to issue additional shares of common stock to MIT in an amount to maintain their equity ownership at 4% on a fully diluted basis.

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

As of September 30, 2013, a total of 1,900,000 options have been issued to employees and directors and 1,100,000 options have been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

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

Share-based awards

During the year ended September 30, 2013, the Company granted options to purchase 1,400,000 and 500,000 shares of the Company’s common stock to employees and a director, respectively, under the 2013 Plan. The options issued to employees have terms ranging from 4.5 to 10 years, subject to vesting terms over 3 years and have exercise prices ranging from $0.37 to $0.40. The options issued to the director have a 4.5 year term, are subject to vesting terms over 3 years and have an exercise price of $0.37.

During the year ended September 30, 2013, the Company also granted options to purchase 1,100,000 shares of the Company’s common stock to consultants under the 2013 Plan. The options issued to consultants have a three year term, are immediately vested and have an exercise price of $0.40.

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

As of September 30, 2013, 4,825,388 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s consolidated statement of operations for the year ended September 30, 2013 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $288,000. Of this amount during the year ended September 30, 2013, $38,000 was recorded to research and development expenses, and $250,000 was recorded in general and administrative expenses in the Company’s consolidated statement of operations

As of September 30, 2013, there is approximately $996,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.78 years.

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

On June 26, 2013, immediately following the Merger and in accordance with the Financing Agreement, the Company issued and sold units consisting of 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock in the Coldstream Financing for gross proceeds of $1,250,000.

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

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The warrant valuation was derived with the Black-Scholes option pricing model with the following assumptions: risk free rate 2.64%, dividend yield 0.0%, expected life of 10 years, and volatility 114%. The fair value of the warrant was recorded as an increase to additional paid-in capital. The allocation of funds to the warrants resulted in a discount on the loan, which will be amortized to interest expense over the life of the loan.

13.	COMMITMENTS AND CONTINGENCIES

MIT Licensing Agreement

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

The agreement expires upon the expiration or abandonment of all patents that are issued and licensed to the Company by MIT under such agreement. The Company expects that patents will be issued from presently pending U.S. and foreign patent applications. Any such patent will have a term of 20 years from the filing date of the underlying application. MIT may terminate the agreement immediately, if the Company ceases to carry on its business, if any nonpayment by the Company is not cured or the Company commits a material breach that is not cured. The Company may terminate the agreement for any reason upon six months notice to MIT.

Leases

On August 30, 2013, the Company entered into a lease agreement for an office facility located at 20 William Street, Suite 270, Wellesley, Massachusetts 02481, effective October 1, 2013. The Company has leased this office space pursuant to the terms of a sublease agreement (the “Sublease”) with Stream Global Services, Inc. Pursuant to the terms of the Sublease, the Company has agreed to rent the leased premises, comprising approximately 2,322 square feet, until March 31, 2015 for an annual base rent equal to $26 per square foot, which is payable in monthly rental payments amounting to $5,031. In addition, the Sublease requires that the Company pay for certain operating expenses of the leased premises and deliver a security deposit of $10,062.

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

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
2.1		Agreement and Plan of Merger dated May 10, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the SEC on May 13, 2013)
3.1		Articles of Incorporation of Arch Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company with the SEC on January 5, 2012)
3.2		Certificate of Amendment to Articles of Incorporation of Arch Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company with the SEC on June 5, 2013)
3.3		Amended and Restated Bylaws of Arch Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 24, 2013)
10.1		Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)
10.2		Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)
10.3		Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. dated April 19, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)
10.4		Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)
10.5		Form of Warrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)
10.6		Amended and Restated Exclusive Patent License Agreement dated May 23, 2011 between ABS and the Massachusetts Institute of Technology, as amended by the First Amendment to Amended and Restated Exclusive Patent License Agreement dated May 15, 2012 between ABS and the Massachusetts Institute of Technology, and further amended by the Second Amendment to Amended and Restated Exclusive Patent License Agreement dated February 1, 2013 between ABS and the Massachusetts Institute of Technology, as further amended by the Third Amendment to Amended and Restated Exclusive Patent License Agreement dated April 30, 2013 between ABS and the Massachusetts Institute of Technology, and as further amended by the Letter Agreement dated June 10, 2013 between ABS and the Massachusetts Institute of Technology (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)
10.7	#	Termination Agreement and Release dated June 25, 2013, between ABS and Terrence W. Norchi (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)
10.8	#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)
10.9	#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Alan T. Barber (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)
10.10	#	Executive Employment Agreement, effective July 8, 2013, by and between Arch Therapeutics, Inc. and William M. Cotter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 8, 2013)
10.11		Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)
10.12	#	Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 24, 2013)
10.13	#	Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)
10.14	#	Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)
10.15	#	Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)
10.16		Life Sciences Accelerator Funding Agreement dated September 30, 2013 between Arch Therapeutics, Inc. and the Massachusetts Life Sciences Center (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)
10.17		Form of Warrant to Purchase Shares of Common Stock dated September 30, 2013 issued by Arch Therapeutics, Inc. to the Massachusetts Life Sciences Center (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)
10.18		Sublease dated August 30, 2013 and effective October 1, 2013, between Arch Therapeutics, Inc. and Stream Global Services, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)
21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on the signature page hereto)
31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Alan T. Barber, Chief Financial Officer
101.INS	^*	XBRL Instant Document
101.SCH	^*	XBRL Taxonomy Extension Schema Document
101.CAL	^*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	^*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	^*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	^*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Previously filed.

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

5