Form 10-Q
period 2014-03-31
Arch Therapeutics, Inc.
filed 2014-05-15
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, there were 72,076,487 shares of the registrant’s common stock outstanding.

ARCH THERAPEUTICS, INC.

(formerly Almah, Inc.)

(A Development Stage Company)

Quarterly Report on Form 10-Q

For the Three Month and Six Month Periods Ended March 31 2014

PART I – FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)

Arch Therapeutics, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

March 31, 2014 (unaudited) and September 30, 2013

	March 31, 2014 (unaudited)	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,631,285	$557,319
Promissory note receivable	-	1,000,000
Prepaid expenses and other current assets	30,917	19,629

Total current assets	2,662,202	1,576,948

Long-term Assets:
Property and equipment, net	322	322
Other assets	10,062	10,062
Total long-term assets	10,384	10,384

Total assets	$2,672,586	$1,587,332

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$104,155	$314,769
Accrued expenses and other liabilities	149,948	140,840
Derivative liabilities	4,114,773	-
Total current liabilities	4,368,876	455,609

Long-term liabilities:
Note payable	950,237	944,707
Accrued interest	50,000	-
Derivative liabilities	5,792,045	-
Total long-term liabilities	6,792,282	944,707

Total liabilities	11,161,158	1,400,316

Commitments and contingencies

Stockholders’ (deficit) equity:

Common stock, $0.001 par value, 300,000,000 shares authorized, 72,076,487 issued and 71,926,487 shares outstanding as of March 31, 2014 and 60,145,237 shares issued and outstanding as of September 30, 2013	71,926	60,145
Additional paid in capital	5,259,969	4,758,742
Deficit accumulated during the development stage	(13,820,467)	(4,631,871)
Total stockholders’ (deficit) equity	(8,488,572)	187,016

Total liabilities and stockholders' (deficit) equity:	$2,672,586	$1,587,332

The accompanying notes are an integral part of these unaudited consolidated financial statements

Arch Therapeutics, Inc.

(A Development Stage Company)

Consolidated Statements of Operations (Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Six months ended March 31, 2014	Six months ended March 31, 2013	Period from Inception (March 6, 2006) through March 31, 2014
Other revenues	$-	$-	$-	$-	$431,461

Operating expenses:
General and administrative expenses	808,483	117,649	1,445,492	278,411	4,993,967
Research and development expenses	487,090	9,240	630,756	11,290	1,610,996
Total operating expenses	1,295,573	126,889	2,076,248	289,701	6,604,963

Operating loss	(1,295,573)	(126,889)	(2,076,248)	(289,701)	(6,173,502)

Other (expense) income:
Interest expense	(27,765)	(45,804)	(55,530)	(88,212)	(644,124)
Fair value of derivative liabilities in excess of proceeds	(7,541,693)	-	(7,541,693)	-	(7,541,693)
Adjustment to fair value of derivative	484,875	-	484,875	-	484,875
Other income (loss)	-	17	-	20	53,977
Total other expense	(7,084,583)	(45,787)	(7,112,348)	(88,192)	(7,646,965)

Net loss	$(8,380,156)	$(172,676)	$(9,188,596)	$(377,893)	$(13,820,467)

Net loss per common share - basic and diluted	$(0.12)	$(0.03)	$(0.14)	$(0.07)

Weighted average number of shares outstanding	67,344,404	5,645,212	63,744,820	5,645,212

The accompanying notes are an integral part of these unaudited consolidated financial statements

Arch Therapeutics, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Unaudited)

Six months Ended March 31, 2014 and 2013

Period from inception (March 6, 2006) through March 31, 2014

	Six Months ended March 31, 2014	Six Months ended March 31, 2013	Period from Inception (March 6, 2006) through March 31, 2014
Cash flows from operating activities:
Net loss	$(9,188,596)	$(377,893)	$(13,820,467)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	-	847	18,371
Other noncash adjustments	92,500	-	98,252
Stock based compensation	503,355	-	791,282
Noncash interest expense on notes payable	55,530	-	55,530
Noncash interest expense on convertible notes payable	-	69,754	441,253
Noncash interest expense on notes payable to related party	-	18,369	142,057
Repayment of accrued interest to related party	-	-	(98,288)
Noncash expense for issuance of warrants	7,056,818	-	7,056,818
Issuance of common stock for services	51,750	-	52,003
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(11,288)	2,187	(30,917)
Other Assets	-	-	(10,062)
Increase (decrease) in:
Accounts payable	(210,614)	45,038	104,155
Accrued expenses and other liabilities	9,108	(24,560)	149,948
Net cash used in operating activities	(1,641,437)	(266,258)	(5,050,065)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(19,053)
Net cash used in investing activities	-	-	(19,053)

Cash flows from financing activities:

Proceeds from issuance of common stock and warrants	2,715,403	-	4,715,403
Repayment of notes payable to related party	-	-	(275,200)
Proceeds from issuance of notes payable to related party	-	-	275,200
Proceeds from issuance of convertible notes payable to related party	-	-	105,000
Proceeds from issuance of convertible notes payable	-	250,000	1,880,000
Proceeds from issuance of notes payable	1,000,000	-	1,000,000
Net cash provided by financing activities	3,715,403	250,000	7,700,403

Net increase in cash and cash equivalents	2,073,966	(16,258)	2,631,285

Cash and cash equivalents, beginning of period	557,319	17,139	-

Cash and cash equivalents, end of period	$2,631,285	$881	$2,631,285

Supplemental disclosure of cash flow information and non-cash financing activities

Cash paid during the period for:
Interest	$-	$-	$98,288

Income taxes	$-	$-	$-

Debt with warrants issued for promissory note receivable	$-	$-	$1,000,000

Exchange of convertible notes and related accrued interest for common stock	$-	$-	$2,470,022

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

The Company is in the development stage and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses of $13,820,467 since inception. To date, the Company has principally raised capital through the issuance of debt, convertible debt and the sale of investment units consisting of common stock and warrants.

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

Although the Company believes that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013 filed with the SEC on May 1, 2014.

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K/A for the fiscal year ended September 30, 2013. There have been no material changes to our significant accounting policies during the six months ended March 31, 2014.

Basis of Accounting

The Company is in the development stage and is devoting substantially all of its efforts to, developing technologies, raising capital, establishing customer and vendor relationships, and recruiting new employees. Accordingly, the accompanying consolidated financial statements are presented under the development stage accounting provisions of the Financial Accounting Standards Board (FASB).

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued in July 2013. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU has not had a material impact on the Company’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, was issued in April 2014. The Amendment in this update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations or financial position.

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

The Company assessed the materiality of these errors for each period presented in accordance with the guidance in Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” ASC Topic 250-10-S99-1, “Assessing Materiality”, and determined that the errors were immaterial to the consolidated financial statements taken as a whole. The Company has revised its consolidated statements of changes in stockholders’ equity (deficit)  and cash flows, as well as related footnotes as of and for the year ended September 30, 2013 and for the period from inception (March 6, 2006) through March 31, 2014 and will reflect these corrections in all future filings that contain such consolidated financial statements.

Subsequent Events

The Company evaluated all events or transactions that occurred through May 15, 2014, the date which these consolidated financial statements were available to be issued. There were no material subsequent events.

3.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, a maximum number of 7,825,388 shares of the Company’s authorized and available common stock could be issued in the form of: Options, Stock Appreciation Rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative.  Commencing with the first business day of each fiscal year of the Company beginning in 2013, such maximum aggregate number of Shares shall be increased by a number equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each stock option shall be the fair market value as determined in good faith by the Board at the time each option is granted.  On October 1, 2013, the aggregate number of authorized shares under the Plan was increased by 2,405,809 shares to a total of 10,231,197 shares.

Share-based awards

During the six months ended March 31, 2014, the Company granted options to purchase 220,000 shares of the Company’s common stock to consultants under the 2013 Plan.  The options have a term of 10 years, subject to vesting terms over 3 years and have exercise prices of $0.19 and $0.20.

During the three months ended March 31, 2014, the Company granted options to purchase 2,754,212 shares of the Company’s common stock to employees and options to purchase 1,895,000 shares of common stock to consultants under the 2013 Plan.  The options have terms ranging from 3 to 10 years, are subject to vesting terms over periods ranging from 1 year to 3 years and have exercise prices of $0.35 and $0.37.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and six months ended March 31, 2014 were based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model.  The following assumptions were used to calculate the fair value of share based compensation for the three and six months ended March 31, 2014; Expected volatility, 86-115%, Risk-free interest rate, 0.91% - 2.77%, Expected forfeiture rate, 0.00%, Expected dividend yield, 0.00%, Expected term, 3 to 10 years.

Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option.  The Company exited shell company status on June 26, 2013.  In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financialinstruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available.  In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities.  The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily changes in the market price for the peer group as determined by the Company.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures.  Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to the Company’s minimal stock-based compensation activity, the Company has not had significant forfeitures of stock options granted to employees, directors and non-employees. Therefore, the Company has estimated the forfeiture rate of its outstanding stock options as zero, but will continually evaluate its historical data as a basis for determining expected forfeitures.

Stock compensation plan activity is as follows:

Common Stock Options

Stock compensation activity under the 2013 Plan is as follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2013	3,000,000
Awarded	4,869,212	$0.35	-
Exercised	(231,250)	0.40	-
Forfeited	-	-	-
Outstanding at March 31, 2014	7,637,962	$0.36	5.67	$29,600
Vested	2,119,803	$0.37	4.98	$6,100
Vested and expected to vest at March 31, 2014	7,637,962	$0.36	5.67	$29,600

As of March 31, 2014, 2,361,895 shares are available for future grants under the 2013 Plan.  Share-based compensation expense recorded in the Company’s consolidated statement of operations for the three and six months ended March 31, 2014 resulting from stock options awarded to the Company’s employees, directors and consultants was $371,792 and $503,355, respectively.  Of this amount during the three and six months ended March 31, 2014, $263,009 and $349,008, respectively was recorded to Research and Development expenses, and $108,783 and $154,347, respectively was recorded in General and Administrative expenses in the Company’s consolidated statement of operations.

As of March 31, 2014, there is approximately $1,576,053 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.31 years.

For the three and six months ended March 31, 2013, the Company did not recognize any stock based compensation expense.

Restricted Stock

On March 24, 2014 the Company issued 300,000 restricted shares of common stock to a consultant as consideration for services to be performed, 150,000 of which vested immediately. The remaining shares are subject to vesting over an 8 month period. During the three months ended March 31, 2014, the Company recorded the fair value of the shares of $51,750 to General and Administrative expenses. The unvested shares of common stock are not considered outstanding shares for accounting purposes until the holders provide the requisite services and the shares vest. As of March 31, 2014, there was $51,750 of unrecognized compensation cost related to non vested restricted stock granted, which is expected to be recognized over a weighted average period of 0.67 years.

	Option Shares Outstanding	Weighted Average Grant Date Fair Value
Nonvested at October 1, 2013	-	-
Awarded	300,000	$0.345
Vested	(150,000)	0.345
Nonvested at March 31, 2014	150,000	$0.345

4.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000.   The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, as defined, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive net proceeds of $5,000,000 or more in a 12-month period.  The Loan Agreement includes warrants to purchase 145,985 shares of the Company’s common stock at an exercise price of $0.27 per share.  The warrants expire on September 30, 2023.  No warrants have been exercised as of March 31, 2014.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants.  The warrant valuation was derived with the Black-Scholes option pricing model with the following assumptions:  risk free rate 2.64%, dividend yield 0.0%, expected life of 10 years, and volatility 114%.  The fair value of the warrant was recorded as an increase in the Additional Paid-In Capital account.  The allocation of funds to the warrants resulted in a discount on the loan, which is being amortized to Interest Expense over the life of the loan.  The amount amortized to Interest Expense in the Company’s consolidated statement of operations for the three and six months ended March 31, 2014 was $2,765 and $5,530 respectively.

5.             CONVERTIBLE NOTES PAYABLE

From March 2006 through September 30, 2013, the Company issued convertible notes for aggregate cash proceeds of $1,735,000. The notes accrued interest at various rates ranging from 6 % to 10 % per year and had an original maturity date of two years from issuance. The notes were originally convertible into the number of shares of convertible preferred stock upon the closing of a preferred equity financing of at least $1,000,000 by dividing the principal and accrued interest by the purchase price of the convertible preferred stock. In connection with the notes, the Company issued warrants to purchase additional shares of convertible preferred stock at the Conversion Price equal to an aggregate amount ranging from 10 % to up to 50 % of the principal balance of the note. The warrants had various expiration dates through January 2015 as identified in Footnote 1 in this Form 10-Q.

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

On April 20, 2013, the convertible noteholders and the Company entered into an agreement to cancel the warrants and exchange the notes (with a total aggregate principal balance of $1,880,000) and the interest accrued through April 30, 2013 for the Company’s common stock upon the completion of the Merger completed on June 26, 2013. See Note 1.

6.	PRIVATE PLACEMENT FINANCING

On January 30, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with nine separate accredited investors (“Investors”) providing for the issuance and sale by the Company to the Investors, in a private placement, of an aggregate of 11,400,000 shares of the Company’s common stock (collectively, the “Shares”) at a purchase price of $0.25 per share and three series of warrants, the Series A warrants, the Series B warrants and the Series C warrants, to purchase up to an aggregate of 34,200,000 shares of the Company’s common stock (collectively, the “Warrants,” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), for aggregate gross proceeds to the Company of approximately $2.85 million (the “Private Placement Financing”).

Upon the closing of the Private Placement Financing on February 4, 2014 (the “Closing Date”), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company became obligated, subject to certain conditions, to file with the Securities and Exchange Commission on or before March 21, 2014 one or more registration statements to register for resale under the Securities Act of 1933, as amended, (i) the Shares and the Warrant Shares, plus (ii) an additional number of shares of common stock equal to 33% of the total number of Shares and Warrant Shares, to account for adjustments, if any, to the number of Warrant Shares issuable pursuant to the terms of the Warrants. As of the date of this report, the Company is in compliance with such filing obligations under the Registration Rights Agreement. The Company’s failure to satisfy certain other obligations and deadlines set forth in the Registration Rights Agreement may subject the Company to payment of monetary penalties.

The Warrants are exercisable immediately upon issuance. The Series A warrants have an exercise price of $0.30 per share and have a term of exercise equal to five years from their issuance. The Series B warrants have an exercise price of $0.35 per share and have a term of exercise equal to the shorter of 12 months after their issuance date and six months after the first date on which the resale of all Registrable Securities (as defined in the Securities Purchase Agreement) is covered by one or more effective registration statements. The Series C warrants have an exercise price of $0.40 per share and have a term of exercise equal to the shorter of 18 months after their issuance date and nine months after the first date on which the resale of all Registrable Securities (as defined in the Securities Purchase Agreement) is covered by one or more effective registration statements. The number of shares of the Company’s common stock into which each of the Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Warrants, including, without limitation, adjustment to the exercise price of the Warrants in the event of certain subsequent issuances and sales of shares of the Company’s common stock (or securities convertible or exercisable into shares of common stock) at a price per share lower than the then-effective exercise price of the Warrants, in which case the exercise price of the Warrants will be adjusted to equal such lower price per share, as well as customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders. The Warrants also provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially owning more than 4.9% of the Company’s common stock.

The Company may be required to make certain payments to the investors in the Private Placement Financing under certain circumstances in the future pursuant to the terms of the Securities Purchase Agreement and the Registration Rights Agreement. These potential future payments include: (a) potential partial damages for failure to register the common stock issued or issuable upon exercise of Warrants (in a cash amount equal to 1% of the price paid to the Company by each investor in the Private Placement Financing on the date of and on each 30-day anniversary of such failure until the cure thereof); (b) amounts payable if the Company and its transfer agent fail to timely remove certain restrictive legends from certificates representing shares of common stock issued in the Private Placement Financing or issuable upon exercise of the Warrants; (c) expense reimbursement for the lead investor in the Private Placement Financing; and (d) payments in respect of claims for which the Company provides indemnification. There is no cap to the potential consideration. In addition, if there is no effective registration statement registering the resale of the shares of common stock underlying the Warrants as of certain time periods (as provided in the Warrants), the Warrant holders may choose to exercise their Warrants on a “cashless exercise” or “net exercise” basis.

Derivative Liabilities

The Company accounted for the Warrants in accordance with ASC 815-10, Derivatives and Hedging. Because the Warrants are not indexed to the Company’s stock and are not classified in stockholders’ equity, they are recorded as liabilities at fair value with continuous adjustment to fair value through the consolidated statement of operations.

On the closing date, the derivative liabilities were recorded at fair value of $10,391,693. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $2,850,000, no net amounts were available to be allocated to the common stock. The $7,541,693 amount by which the recorded liabilities exceeded the proceeds was charged to other expense as of the Closing Date.

The Company revalued the derivative liability as of March 31, 2014. The change in the estimated fair value resulted in other income of $484,875 for the three months and six months ended March 31, 2014. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability
Beginning balance at December 31, 2013	$—

Issuances	10,391,693

Adjustments to estimated fair value	(484,875)

Ending balance at March 31, 2014	$9,906,818

The derivative liabilities were valued as of February 4, 2014 and March 31, 2014, using Monte Carlo Simulation with the following assumptions:

	February 04, 2014	March 31, 2014
Closing price per share of common stock	$0.30	$0.33
Exercise price per share	$0.30 - 0.40	$0.30 - 0.40
Expected volatility	100 - 125%	100 - 125%
Risk-free interest rate	.12 - 1.46%	.11 - 1.67%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	1-5	.85-4.85

Common Stock

At the Closing Date, the Company issued 11,400,000 shares of common stock and recorded the par value of the shares issued of $11,400 (at par value of $0.001 per share) with a corresponding reduction in additional paid-in capital, given that the fair value of the warrant liability recorded exceeded the total consideration received as of the Closing Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes included in this report. This section and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

As used in this report unless otherwise indicated, the “Company”, “we”, “us”, “our”, and “Arch” refer to Arch Therapeutics, Inc. and its consolidated subsidiary, Arch Biosurgery, Inc.

Corporate Overview

Arch Therapeutics, Inc. was incorporated under the laws of the State of Nevada on September 16, 2009 with the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, Arch completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), Arch’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of Arch. Prior to the completion of the Merger, Arch was a “shell company” under applicable rules of the Securities and Exchange Commission (the “SEC”) and had no or nominal assets or operations.  Upon its acquisition of ABS, Arch abandoned its prior business plan and changed its operations to the business of a life science medical device company. For financial reporting purposes, the Merger represents a “reverse merger” rather than a business combination and ABS is deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the assets, liabilities, deficit accumulated during the development stage and the historical operations that are reflected in the Company’s consolidated financial statements are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information has been consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in this report and will be so replaced in all future filings with the SEC that require financial statements to be included.

ABS was incorporated under the laws of the Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc., changed its name to Arch Therapeutics, Inc. on April 7, 2008, and changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc. upon the closing of the Merger on June 26, 2013.

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently have no products that have obtained marketing approval in any jurisdiction, we have not generated revenues since inception, we had net losses for the year ended September 30, 2013 and for the six months ended March 31, 2014 of $1,853,791 and $9,188,596 respectively, and we had an accumulated deficit as of March 31, 2014 of $13,820,467. We are currently devoting substantially all of its efforts toward product research and development. As further discussed in “Liquidity and Capital Resources” below, we will need to raise substantial additional funds in order to continue operating our business.

Business Overview

We are a life science medical device company in the development stage with limited operations to date. We aim to develop products that make surgery and interventional care faster and safer by using a novel approach to stop bleeding (referenced as “hemostasis”), control leaking (referenced as “sealant”), and provide other advantages during surgery and trauma care. Our core technology is based on a self-assembling peptide that creates a physical, mechanical barrier, which could be applied to seal organs or wounds that are leaking blood and other fluids. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our lead product candidate, AC5 Surgical Hemostatic Device™ (which we sometimes refer to as “AC5”), is designed to achieve hemostasis in minimally invasive and open surgical procedures, and we hope to develop other product candidates in the future based on our technology platform aimed at stopping bleeding and sealing other leaking fluids during surgical and other procedures. Our plan and business model is to develop products that apply that core technology to use with human bodily fluids and connective tissues.

Our primary product candidate, AC5, relies on this technology and is designed to achieve hemostasis during surgical procedures. AC5 is a biocompatible synthetic peptide comprising naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. We believe that the results of early data from preclinical animal tests have shown quick and effective hemostasis with the use of AC5 relative to other types of hemostatic agents.  AC5 is designed for either direct application as a liquid or application as a spray, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 is not sticky or glue-like, which we believe will enhance its utility in the setting of minimally invasive and laparoscopic surgeries.  Further, AC5 is transparent, which should make it easier for a surgeons or other healthcare providers to maintain a clear field of vision during a surgical procedure and prophylactically stop bleeding as it starts, which we call Crystal Clear Surgery™.

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

Our long-term business plan includes the following goals:

•	conducting successful biocompatibility studies and, subsequently, clinical trials on AC5;
•	obtaining regulatory approval or certification of AC5 in the European Union (“EU”), the U.S., and/or other jurisdictions as we may determine;

•	expanding our intellectual property portfolio;
•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5; and
•	developing additional product candidates in the hemostatic and sealant field.

With respect to our goals relating to AC5, we currently project requiring at least $6,000,000 of additional capital to complete the activities needed to obtain regulatory approval to market and sell AC5 in Europe. We expect that obtaining regulatory approval for AC5 in the U.S., including conducting additional required clinical trials, would require at least an additional $9,000,000 in capital. These estimated capital requirements could increase by potentially large amounts if any number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “Risk Factors” in this report.

In furtherance of our long-term business goals, we expect to focus on the following activities during the next twelve months:

•	expand our team during the second calendar quarter by hiring a Vice President of Research and Development Engineering, adding additional quality systems expertise, and hiring a full time Chief Financial Officer in order to meet the Company’s growing needs, which we anticipate will require approximately $400,000 for salary and related expenses during calendar year 2014;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio and which we anticipate will require approximately $250,000 during calendar year 2014;

•	select a large scale manufacturing partner for scale-up and initiate production of product compliant with current good manufacturing practices (“cGMP”), which we anticipate will start in the third calendar quarter of 2014 and will require approximately $750,000 during the next twelve months;

•	select a Notified Body (which is a private commercial entity designated by the national government of an EU member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements) for pursuit of the European regulatory pathway, confirm our plan and pathway for obtaining a CE mark (a symbol placed on a medical device that declares the product’s compliance with the essential requirements of applicable EU health, safety and environmental legislation), and participate in related regulatory meetings, which activities we anticipate will start during the second calendar quarter of 2014, continue throughout the balance of the year, and require approximately $200,000 during calendar year 2014.

•	identify and select additional pipeline candidates from self-assembling peptide platform for advancement into development, which activities will be ongoing as we seek to expand our product candidate portfolio and which we anticipate will require approximately $200,000 during calendar year 2014;

•	conduct both informal and formal biocompatibility studies during the second and third calendar quarters of 2014, which we anticipate will require approximately $250,000 during calendar year 2014;

•	develop initial clinical trial protocols, complete Clinical Investigational Plan with key opinion leaders and principal investigators and submit application to Ethics Committee, which activities we anticipate will occur during the second half of 2014 and require approximately $300,000 during calendar year 2014;

•	commence a human clinical trial, the timeframe for which is dependent upon successful completion of certain manufacturing, regulatory, and biocompatibility activities. Based on current expectations, we estimate such a trial could be commenced as early as the fourth calendar quarter of 2014. We anticipate that activities related to the clinical trial will require approximately $1,000,000 over the next twelve months; and

•	seek to raise additional funding when and as needed to support the milestones described above and our operations generally. The anticipated costs of our activities described above totals approximately $3.35 million over the next 12 months. Even after giving effect to recent equity and debt financing activities, we do not have sufficient cash to fund such activities and we will need to raise additional funds in the near term in order to support our business and the operational activities described above. See “Liquidity and Capital Resources” below for further information.

Recent Developments

MLSC Loan Agreement and Warrant

On September 30, 2013, we entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC agreed to provide us an unsecured subordinated loan, and we issued to MLSC a related promissory note, in principal amount of $1,000,000 (such loan, the “MLSC Loan”). We received the full amount of the MLSC Loan on October 4, 2013. The MLSC Loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement as defined, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive net proceeds of $5,000,000 or more in a 12-month period. We may, at our election and without penalty, repay the MLSC Loan in whole or in part at any time prior to its maturity date. Pursuant to the terms of the MLSC Loan Agreement, we may use the proceeds of the MLSC Loan solely to fund working capital requirements and/or the purchase of capital assets in the life sciences field, and we are expressly prohibited from using any such proceeds for any severance payment, investment in certain securities or payment for goods or services to a related party of the Company. The MLSC Loan Agreement also provides that, for so long as any of the MLSC Loan remains outstanding, our headquarters and at least a majority of our employees must be located in Massachusetts and we must not take certain actions without obtaining MLSC’s prior consent, including without limitation paying dividends on our capital stock, redeeming any of our outstanding securities, incurring certain types and amounts of additional indebtedness, and completing a sale of substantially all of our assets or a change-of-control transaction.

In connection with and as a condition of the MLSC Loan Agreement, on September 30, 2013, we issued to MLSC a warrant (the “MLSC Warrant”) to purchase 145,985 shares of our common stock at an exercise price of $0.274 per share. The MLSC Warrant has been issued as partial consideration for the funding provided under the MLSC Loan Agreement and for no separate consideration. The MLSC Warrant is exercisable immediately upon its issuance and expires on the earlier of September 30, 2023 and the completion of a sale of substantially all of our assets or a change-of-control transaction. No warrants have been exercised as of March 31, 2014.

Private Placement Financing

On January 30, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with nine separate accredited investors (“Investors”) providing for the issuance and sale by the Company to the Investors, in a private placement, of an aggregate of 11,400,000 shares of the Company’s common stock (collectively, the “Shares”) at a purchase price of $0.25 per share and three series of warrants, the Series A warrants, the Series B warrants and the Series C warrants, to purchase up to an aggregate of 34,200,000 shares of the Company’s common stock (collectively, the “Warrants,” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), for aggregate gross proceeds to the Company of approximately $2.85 million (the “Private Placement Financing”).

Upon the closing of the Private Placement Financing on February 4, 2014, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company became obligated, subject to certain conditions, to file with the Securities and Exchange Commission on or before March 21, 2014 one or more registration statements to register for resale under the Securities Act of 1933, as amended, (i) the Shares and the Warrant Shares, plus (ii) an additional number of shares of common stock equal to 33% of the total number of Shares and Warrant Shares, to account for adjustments, if any, to the number of Warrant Shares issuable pursuant to the terms of the Warrants. As of the date of this report, the Company is in compliance with such filing obligations under the Registration Rights Agreement. The Company’s failure to satisfy certain other obligations and deadlines set forth in the Registration Rights Agreement may subject the Company to payment of monetary penalties.

The Warrants are exercisable immediately upon issuance. The Series A warrants have an exercise price of $0.30 per share and have a term of exercise equal to five years from their issuance. The Series B warrants have an exercise price of $0.35 per share and have a term of exercise equal to the shorter of 12 months after their issuance date and six months after the first date on which the resale of all Registrable Securities (as defined in the Securities Purchase Agreement) is covered by one or more effective registration statements. The Series C warrants have an exercise price of $0.40 per share and have a term of exercise equal to the shorter of 18 months after their issuance date and nine months after the first date on which the resale of all Registrable Securities (as defined in the Securities Purchase Agreement) is covered by one or more effective registration statements. The number of shares of the Company’s common stock into which each of the Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Warrants, including, without limitation, adjustment to the exercise price of the Warrants in the event of certain subsequent issuances and sales of shares of the Company’s common stock (or securities convertible or exercisable into shares of common stock) at a price per share lower than the then-effective exercise price of the Warrants, in which case the exercise price of the Warrants will be adjusted to equal such lower price per share, as well as customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders. The Warrants also provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially owning more than 4.9% of the Company’s common stock.

The Company may be required to make certain payments to the investors in the Private Placement Financing under certain circumstances in the future pursuant to the terms of the Securities Purchase Agreement and the Registration Rights Agreement. These potential future payments include: (a) potential partial damages for failure to register the common stock issued or issuable upon exercise of Warrants (in a cash amount equal to 1% of the price paid to the Company by each investor in the Private Placement Financing on the date of and on each 30-day anniversary of such failure until the cure thereof); (b) amounts payable if the Company and its transfer agent fail to timely remove certain restrictive legends from certificates representing shares of common stock issued in the Private Placement Financing or issuable upon exercise of the Warrants; (c) expense reimbursement for the lead investor in the Private Placement Financing; and (d) payments in respect of claims for which the Company provides indemnification. There is no cap to the potential consideration. In addition, if there is no effective registration statement registering the resale of the shares of common stock underlying the Warrants as of certain time periods (as provided in the Warrants), the Warrant holders may choose to exercise their Warrants on a “cashless exercise” or “net exercise” basis.

Merger with ABS and Related Activities

On June 26, 2013, the Company completed the Merger with ABS, pursuant to which ABS became a wholly-owned subsidiary of the Company. As a result of the acquisition of ABS, the Company has abandoned its prior business plan and has changed its operations to that of a life science medical device company. We are in the development stage and have generated no operating revenues to date. We are currently devoting substantially all of efforts toward product research and development.

In contemplation of the Merger, (a) effective May 24, 2013, the Company increased its authorized common stock from 75,000,000 shares to 300,000,000 shares and effected a forward stock split, by way of a stock dividend, of its issued and outstanding shares of common stock at a ratio of 11 shares to each one issued and outstanding share, (b) effective June 18, 2013, the Company adopted a new stock incentive plan that currently authorizes the issuance of up to 10,231,197 shares of our common stock as incentives to employees, consultants and directors and adopted amended and restated bylaws to govern our corporate affairs, (c) effective June 5, 2013, the Company changed its name form Almah, inc. to Arch Therapeutics, Inc. and changed the ticker symbol under which its common stock trades from “AACH “ to “ARTH”.

Additionally, our Board of Directors and management team has undergone significant changes in connection with the Merger, including the appointment of ABS’s management team to similar roles with our Company. On April 23, 2013, our former President, Chief Executive Officer and sole director Joey Power resigned from all of his positions with the Company, and Dr. Terrence W. Norchi was appointed as our President and Chief Executive Officer and a member of our Board of Directors and Dr. Avtar Dhillon was appointed as an independent member of our Board of Directors. On June 26, 2013, Alan T. Barber was appointed as our Chief Financial Officer and Dr. Arthur L. Rosenthal was appointed as an independent member of our Board of Directors. On July 8, 2013, William Cotter was appointed as our Chief Operating Officer. All of those individuals held the same or similar positions with ABS prior to the completion of Merger.

Coldstream Financing

In contemplation of the Merger, on April 19, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Coldstream Summit Ltd. (“Coldstream”) pursuant to which we agreed to issue and sell, and Coldstream agreed to purchase or assist in securing the purchase of, $2,000,000 worth of units in a private offering within the 12-month period following the closing of the Merger (the “Coldstream Financing”). Each unit issued in the Coldstream Financing is to be sold at a price of $0.50 per share and is to consist of (i) one share of common stock and (ii) one warrant to purchase one share of common stock at an exercise price of $0.75 per share and with a term of 12 months. On June 26, 2013, the Company issued and sold units consisting of 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock in the Coldstream Financing to a foreign accredited investor identified by Coldstream, for aggregate gross proceeds of $1,250,000. On July 3, 2013, pursuant to the Coldstream Financing, the Company issued and sold additional units consisting of 500,000 shares of common stock and warrants to purchase 500,000 shares of common stock to a foreign accredited investor identified by Coldstream for gross proceeds of $250,000.  On August 30, 2013, pursuant to the Coldstream Financing the Company issued and sold additional units consisting of 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock to a foreign accredited investor identified by Coldstream for gross proceeds of $500,000. Following such issuance and sale on August 30, 2013, Coldstream has satisfied its obligations under the Financing Agreement and we have received all aggregate gross proceeds thereunder, totaling $2,000,000.

Results of Operations

The following discussion of our results of operations should be read together with the consolidated financial statements included in this report. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	March 31,	March 31,	Increase
	2014	2013	(Decrease)
	($)	($)	($)
Revenue	$-	$-	$-
Operating Expenses
General and Administrative	808,483	117,649	690,834
Research and Development	487,090	9,240	477,850
(Loss) from Operations	(1,295,573)	(126,889)	1,168,684
Other income (expense)	(7,084,583)	(45,787)	7,038,796
Net income (loss)	$(8,380,156)	$(172,676)	$8,207,480

Revenue

We did not generate revenue in either of the three months ended March 31, 2014 or 2013.

General and Administrative Expense

We incurred general and administrative expenses during the three months ended March 31, 2014 in the amount of $808,483, compared to general and administrative expenses incurred during the three months ended March 31, 2013 in the amount of $117,649 (an increase of $690,834). General and administrative expenses during the three months ended March 31, 2014 primarily included legal and accounting fees, patent prosecution costs, payroll related expenses, stock-based compensation, director fees, compensation paid to investor relations consultants and office overhead.  General and administrative expenses during the three months ended March 31, 2013 primarily included legal fees, patent prosecution costs, and office overhead. The increase in general and administrative expense period over period is primarily attributable to increased costs associated with legal fees, accounting fees and investor relations expenses, personnel costs and stock-based compensation expenses incurred in connection attracting and retaining key employees.

General and administrative expenses are generally expected to increase as a result of plans to ramp up operations as resources permit and requirements to comply with public company reporting and control obligations. We expect increased expenses related to plans to hire additional personnel and consultants and expected incurrence of additional legal fees.

Research and Development Expense

We incurred research and development expenses during the three months ended March 31, 2014 in the amount of $487,090 compared to research and development expenses incurred during the three months ended March 31, 2013 in the amount of $9,240 (an increase of $477,850). Research and development expenses primarily relate to our activities to develop our primary product candidate, and consist mostly of payroll related expenses, stock-based compensation and independent contractors expenses.

Research and development expenses are expected to increase as a result of plans to pursue additional preclinical and clinical studies as resources permit and otherwise relating to development of our primary product candidate.

Other Income (Expense)

We incurred total other expenses during the three months ended March 31, 2014 in the amount of $7,084,583, compared to total other expenses incurred during the three months ended March 31, 2013 in the amount of $45,787 (an increase of $7,038,796). Other expenses incurred during the three months ended March 31, 2014 were primarily interest accrued on debt and loss on the fair value of derivative liabilities in excess of proceeds as well as the adjustment to fair market value for said derivatives. Other expenses incurred during the three months ended March 31, 2013 were primarily interest accrued on debt. The increase in other expense between periods is attributable to the issuance of warrants partially offset by repayment of related party notes and cancellation of convertible notes in exchange for equity in connection with the Merger.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

	March 31,	March 31,	Increase
	2014	2013	(Decrease)
	($)	($)	($)
Revenue	$-	$-	$-
Operating Expenses
General and Administrative	1,445,492	278,411	1,167,081
Research and Development	630,756	11,290	619,466
(Loss) from Operations	(2,076,248)	(289,701)	1,786,547
Other income (expense)	(7,112,348)	(88,192)	7,024,156
Net income (loss)	$(9,188,596)	$(377,893)	$8,810,703

Revenue

We did not generate revenue in any of the six months ended March 31, 2014 or 2013.

General and Administrative Expense

We incurred general and administrative expenses during the six months ended March 31, 2014 in the amount of $1,445,492, compared to general and administrative expenses incurred during the six months ended March 31, 2013 in the amount of $278,411 (an increase of $1,167,081). General and administrative expenses during the six months ended March 31, 2014 primarily included legal and accounting fees, payroll related expenses, stock based compensation, director fees, compensation paid to investor relations consultants and office overhead.  General and administrative expenses during the six months ended March 31, 2013 primarily included legal fees, patent prosecution costs, and office overhead. The increase in general and administrative expense period over period is primarily attributable to increased costs associated with legal fees, accounting fees, stock-based compensation expenses, personnel additions, and investor relations expenses incurred in connection with being a public company.

General and administrative expenses are generally expected to increase as a result of plans to ramp up operations as resources permit and requirements to comply with public company reporting and control obligations. We expect increased expenses related to plans to hire additional personnel and consultants and expected incurrence of additional and accounting legal fees.

Research and Development Expense

We incurred research and development expenses during the six months ended March 31, 2014 in the amount of $630,756 compared to research and development expenses incurred during the six month period ended March 31, 2013 of $11,290 (an increase of $619,466). Research and development expenses primarily relate to our activities to develop our primary product candidate, and consist mostly of payroll related expenses, stock based compensation and fees paid to independent contractors.

Research and development expenses are expected to increase as a result of plans to pursue additional preclinical and clinical studies as resources permit and otherwise relating to development of our primary product candidate.

Other Income (Expense)

We incurred total other expenses during the six months ended March 31, 2014 in the amount of $7,112,348, compared to total other expenses incurred during the six months ended March 31, 2013 in the amount of $88,192 (an increase of $7,024,156). Other expenses incurred during the six months ended March 31, 2014 were primarily interest accrued on debt and loss on the fair value of derivative liabilities in excess of proceeds as well as the adjustment to fair market value for said derivatives. Other expenses incurred during the six months ended March 31, 2013 were primarily interest accrued on debt. The increase in other expense between periods is primarily attributable to the issuance of warrants partially offset by repayment of related party notes and cancellation of convertible notes in exchange for equity in connection with the Merger.

Liquidity and Capital Resources

Working Capital

As of March 31, 2014, total current assets were $2,662,202, compared to total current assets of $1,576,948 as of September 30, 2013 (an increase of $1,085,254). The increase was primarily due to our receipt of funding under the MLSC Loan totaling $1,000,000 and our receipt of Private Placement Financing totaling $2,850,000 less transaction costs incurred through March 31, 2014 of $134,597, partially offset by our payment of operating expenditures incurred during the period. Our total current assets as of March 31, 2014 were comprised of cash and prepaid expenses.

As of March 31, 2014, total current liabilities were $4,368,876, compared to total current liabilities of $455,609 as of September 30, 2013 (an increase of $3,913,267). The increase was primarily due to the establishment of the derivative liabilities resulting from the private placement financing. Our total current liabilities as of March 31, 2014 were comprised primarily of the aforementioned derivative liabilities, accounts payable and accrued expenses.

As a result, on March 31, 2014, we had negative working capital of $1,706,674, compared with positive working capital as of September 30, 2013 of $1,121,339.

Cash Flow

Our cash on-hand as of March 31, 2014 was $2,631,285, compared to cash on-hand as of September 30, 2013 of $557,319 (an increase of $2,073,966). The increase was primarily due to our receipt of funding under the MLSC Loan of $1,000,000 and our receipt of the proceeds from the Private Placement Financing of $2,850,000 less transaction costs incurred through March 31, 2014 of $134,597, partially offset by payment of operating expenditures during the period.

Cash Used in Operating Activities

Cash used in operating activities during the six months ended March 31, 2014 was $1,641,437, compared to cash used in operating activities during the six months ended March 31, 2013 of $266,258 (an increase of $1,375,179). The increase was primarily due to an increase in general and administrative expense attributable to increased costs associated with legal and accounting fees incurred in connection with being a public reporting entity and research and development expenses incurred in connection with activities to develop our primary product candidate partially offset by certain non-cash expenses and fair value adjustments.

Cash Used in Investing Activities

There was no cash used in investing activities during the six months ended March 31, 2014 or 2013, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities during the six months ended March 31, 2014 was $3,715,403 compared to cash provided by financing activities during the six months ended March 31, 2013 of $250,000 (an increase of $3,465,403). The increase in cash provided by financing activities during the six months ended March 31, 2014 was the result of our receipt of funding under the MLSC Loan, totaling $1,000,000 and our receipt of the proceeds of the Private Placement Financing, totaling $2,850,000 less transaction costs incurred though March 31, 2014 of $134,597 as compared to our receipt of $250,000 from issuance of convertible notes to existing investors during the six months ended March 31, 2013.

Sources of Capital

Prior to the closing of the Merger, we had primarily funded our operations through the issuance of convertible debt and other promissory notes and related warrants, from which we received an aggregate of $1,985,000 in exchange for such issuances from inception through the closing of the Merger on June 26, 2013.  All of such convertible notes and related warrants were cancelled in exchange for shares of our common stock in connection with the closing of the Merger. Subsequent to the Merger, we have funded our operations through equity financings for aggregate gross proceeds during such period totaling $4,850,000, including the Private Placement Financing entered into on January 30, 2014 in the aggregate amount of $2,850,000, the Coldstream financing in the aggregate amount of $2,000,000, and the incurrence of indebtedness under the MLSC Loan Agreement, for aggregate gross funding of $1,000,000. We have no contractual commitments for any additional funding.

Cash Requirements

As described above, we anticipate that our operating and other expenses will increase as we continue to implement our business plan and pursue our operational goals. We estimate that our aggregate operating expenses and working capital requirements for our fiscal year ending September 30, 2014 will be approximately $3,600,000 - $3,800,000 (inclusive of the six months ended March 31, 2014). After giving effect to the funds received in our recent equity financings, including the Private Placement Financing, and debt financings, including the MLSC Loan, we estimate we have sufficient funds to operate the business through October 2014.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for the period we expect.

We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term, including restrictive covenants in the MLSC Loan Agreement that limit our ability to incur certain types of additional indebtedness and certain terms of the Private Placement Financing that prohibit or limit us from effecting certain types of equity financings for specified periods of time or impose anti-dilution provisions that may cause dilution to the ownership interests of our current stockholders in the event of some equity financings. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted, which dilution could be increased if certain anti-dilution protections provided to the holders of the Warrants are triggered by any such equity issuance. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors. Further, newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt, which would be in addition to those currently imposed by the MLSC Loan Agreement. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Going Concern

From inception through March 31, 2014, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. As of March 31, 2014, we had incurred a net loss of $13,820,467 since our inception. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2014, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might be necessary should operations discontinue.

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

Basis of Presentation — Development Stage Company

We have not earned any revenue from operations. Accordingly, our activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. Among the changes in disclosures required by ASC 915 are that our consolidated financial statements be identified as those of a development stage company, and that the consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows disclose activity since the date of our inception.

Income Taxes

In accordance with FASB ASC 740, Income Taxes, we recognize deferred tax assets and liabilities for the expected future tax consequences or events that have been included in our consolidated financial statements and/or tax returns. Deferred tax assets and liabilities are based upon the differences between the consolidated financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of March 31, 2014 and September 30, 2013.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. We account for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 505, Equity (“FASB ASC Topic 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. FASB ASC Topic 505 requires us to re-measure the fair value of stock options issued to non- employee at each reporting period during the vesting period or until services are complete.

In accordance with FASB ASC Topic 718, Compensation-Stock Compensation, we have elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We do not have a history of market prices of the common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Compensation-Stock Compensation (“ASC 718-10-S99”), using historical volatilities of similar public entities. The life term for awards and, therefore, uses simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with ASC 815 Dervivatives and Hedging. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

Recent Accounting Guidance

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued by the FASB in July 2013. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU has not had a material impact on our consolidated financial statements.

In April, 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which in April 2014. The Amendment in this update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations or financial position.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) or 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rule and forms of the Securities and Exchange Commission’s (the “SEC”). This conclusion is based on findings that constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2014 management has identified the following material weaknesses:

(i)	We have had insufficient quantity of dedicated resources and experienced personnel involved in preparing our audited and interim consolidated financial statements and designing and implementing internal controls. As a result, a material misstatement of our interim and annual consolidated financial statements could occur and may not be prevented or detected on a timely basis. For instance, as disclosed in our Current Report on Form 8-K filed with the SEC on May 1, 2014, on April 25, 2013, we discovered certain presentation errors in our consolidated financial statements as of and for the year ended September 30, 2013 and for the period from inception (March 6, 2006) through September 30, 2013, which appeared in our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the SEC on December 27, 2013. Although such errors had no effect on our consolidated net loss or our consolidated stockholders’ equity (deficit) and we therefore determined that such errors were immaterial, we and our independent auditor concluded that such errors required the restatement of our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended September 30, 2013. As a result, on May 1, 2014, we filed an amendment to such Annual Report on Form 10-K/A in order to include restated consolidated financial statements that correct the identified presentation errors. See such Annual Report on Form 10-K/A, including the explanatory note included therein, for a further description of the nature of the identified presentation errors.

(ii)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

(iii)	We have not established an audit committee of our Board of Directors, which is an important entity-level control over the preparation of our consolidated financial statements and the engagement of our independent auditor.

(iv)	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, as a result of the material weaknesses in our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency.

Remediation Efforts

Since the completion on the Merger on June 26, 2013, we have made, and expect to continue to make efforts to expand our management team and personnel base, including personnel to support our financial and accounting reporting functions. Although we believe we currently have some personnel with experience in designing and implementing adequate internal controls and with experience and formal training in preparing our audited and interim consolidated financial statements and properly analyzing and recording complex transactions in accordance with U.S. GAAP, we continue to lack sufficient resources in these areas. In light of our discovery of errors in, and our resulting conclusion to restate, our consolidated financial statements that appeared in our originally filed Annual Report on Form 10-K for the year ended September 30, 2013, we expect to increase our efforts in the near term to strengthen our financial reporting functions. Such efforts include our intention to hire a new Chief Financial Officer that is able to serve our Company on a full-time basis, which we have been pursuing during the quarter ended March 31, 2014 by actively seeking candidates for such position.

We expect to implement additional changes to our disclosure controls and procedures and internal control over financial reporting in the near term as resources permit, including identifying specific changes to be made within our governance, accounting and financial reporting processes to address our material weaknesses and adding personnel to our finance and accounting staff to achieve adequate segregation of duties to key financial reporting functions. In lieu of an audit committee comprised of independent directors, we currently rely on our full Board of Directors as an important entity-level control over the preparation of our consolidated financial statements and the engagement of our independent auditors. We are currently seeking an external financial expert to serve on our Board of Directors, as well as other new directors with the financial and accounting experience to serve on a separate standing audit committee of our Board of Directors.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected. However, our management team will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and is committed to taking action and implementing enhancements and improvements to our control systems as resources permit.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently a party to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

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

We expect to continue to incur significant expenses and we anticipate that those expenses and losses may increase in the foreseeable future as we seek to:

•	develop our principal product candidate, AC5, including further development of the product’s composition and conducting preclinical biocompatibility studies;
•	raise capital needed to fund our operations;
•	build and enhance investor relations and corporate communications capabilities;
•	conduct clinical trials relating to AC5 and any other product candidate we seek to develop;
•	attempt to gain regulatory approvals for any product candidate that successfully completes clinical trials;
•	establish relationships with contract manufacturing partners, and invest in product and process development through such partners;
•	maintain, expand and protect our intellectual property portfolio;
•	advance additional candidates through our research and development pipeline;
•	seek to commercialize selected product candidates for which we may obtain regulatory approval;
•	hire additional regulatory, clinical, quality control, scientific, financial, and management consultants and personnel; and
•	support and add operational, financial, accounting, facilities engineering and information systems consultants and personnel to further our operations.

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

We believe that our current cash and cash equivalents on -hand will be sufficient to meet our anticipated cash requirements through October 2014; however, based on our current operating expenses and working capital requirements, we do not currently believe our existing cash resources are sufficient to meet our anticipated needs for the next twelve months. In addition to the funds raised from our equity financings and debt financings, we will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities, particularly as we commence preclinical and clinical development for our lead product candidate, AC5, and that we will need to raise significant additional funds to continue operations. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our research and preclinical development activities;
•	the scope, progress, results, costs, timing and outcomes of any clinical trials conducted for any of our product candidates;
•	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;
•	the timing of and the costs involved in obtaining regulatory approvals for our product candidates;
•	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	the costs associated with maintaining and expanding our product pipeline;
•	the costs associated with expanding our geographic focus;
•	operating revenues, if any, received from sales of our product candidates, if any are approved by the U.S. Food and Drug Administration (“FDA”) or other applicable regulatory agencies;
•	the cost associated with being a public company, including obligations to regulatory agencies, investor relations, and corporate communications;
•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees; and
•	operating revenues, if any, received from sales of our product candidates, if any are approved by the FDA or other applicable regulatory agencies.

As a result of these and other factors, we expect that we will need substantial additional funding in the future. We would likely seek such funding through public or private securities offerings, incurrence of indebtedness, or some combination of those sources. We may also seek funding through collaborative arrangements if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. Additional funding may not be available from any of these sources when needed on acceptable terms, or at all. In addition, we are bound by certain terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term, including restrictions in our loan agreement on our ability to incur certain types of additional indebtedness and certain terms of our recent equity financings, each discussed in further detail in the risk factors below. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to additional covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

The terms of the Private Placement Financing could impose additional challenges on our ability to raise funding in the future.

On January 30, 2014, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with nine separate accredited investors providing for our issuance and sale, in a private placement, of an aggregate of 11,400,000 shares of our common stock at a purchase price of $0.25 per share and three series of warrants, the Series A warrants, the Series B warrants and the Series C warrants, to purchase up to an aggregate of 34,200,000 shares of our common stock (collectively, the “Warrants”), for aggregate gross proceeds to us of approximately $2.85 million (the “Private Placement Financing”).

The Securities Purchase Agreement related to the Private Placement Financing imposes certain restrictions on our ability to issue equity or debt securities, including the following: during the period commencing on January 30, 2014 and ending on the 90-day anniversary of the first date on which all the Registrable Securities (as defined in the Securities Purchase Agreement) are covered by one or more effective registration statements, we may not offer, sell or issue any securities, except for equity awards granted to service providers and securities issued in connection with certain types of strategic transactions; during the period commencing on January 30, 2014 and ending on the six-month anniversary of the first date on which all the Registrable Securities (as defined in the Securities Purchase Agreement) are covered by one or more effective registration statements, such investors shall have certain notice and participation rights with respect to offers and sales of securities that we may pursue; and until the earlier of the 12-month anniversary of the first date on which all the Registrable Securities (as defined in the Securities Purchase Agreement) are covered by one or more effective registration statements and the date on which all such Registrable Securities have sold, we may not effect or enter into an agreement for a VRT, where a “VRT” is a transaction in which we (i) issue convertible securities at (A) a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of our common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enter into any agreement whereby we or any subsidiary may sell securities at a future determined price. If we experience delays in the registration of the Registrable Securities, these terms of the Securities Purchase Agreement and certain applicable securities laws could prohibit or restrict us from pursuing equity financing transactions for what could be an extended period of time. In addition, the Warrants contain certain anti-dilution protections that adjust downward the exercise price of the Warrants in the event we offer, sell and issue securities at a lower consideration price per share than the then-effective exercise price of the Warrants. All of these provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have harmful effects on our financial condition and operations. Additionally, certain of those provisions could dilute the ownership interests of our other current common stockholders.

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

Further, the MLSC Loan Agreement restricts our use of the proceeds of the MLSC Loan to funding working capital requirements and/or the purchase of capital assets in the life sciences field, and we are expressly prohibited from using any such proceeds for any severance payment, investment in certain securities or payment for goods or services to a related party of the Company. Additionally, the MLSC Loan Agreement provides that, for so long as any of the MLSC Loan remains outstanding, our headquarters and at least a majority of our employees must be located in Massachusetts and we must not take certain actions without obtaining MLSC’s prior consent, including without limitation paying dividends on our capital stock, redeeming any of our outstanding securities, and completing a sale of substantially all of our assets or a change-of-control transaction. Further, our failure to remain a “certified life sciences company” under the Massachusetts General Law would constitute an event of default under the MLSC Loan Agreement. Our ability to pursue our business plans during the term of the MLSC Loan may be severely limited as a result of those restrictions, which could cause our operations and financial condition to suffer.

In addition, the MLSC Loan agreement restricts our ability, without the prior written consent of MLSC, to incur certain types and amounts of additional indebtedness, including indebtedness senior or, in certain circumstances, equal to the MLSC Loan and any indebtedness to any of our stockholders or employees that is not expressly subordinated to the MLSC Loan. Our ability to finance our operations could be limited if, while the MLSC Loan is outstanding, the only source of capital available to us is prohibited by the restrictions set forth in the MLSC Loan Agreement, in which case we may be forced to curtail or eliminate some or all of our operations.

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

We have identified material weaknesses in our internal control over financial reporting, and we have been required to restate our audited consolidated financial statements as of and for the year ended September 30, 2013. The continuing material weaknesses in our internal control over financial reporting could, if not remediated, result in future restatements of and/or material misstatements in our financial results.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 4 of Part I of this report, management has identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective as of September 30, 2013, and that our disclosure controls and procedures were not effective as of March 31, 2014.

Additionally, as described in Item 4 of Part I of this report and as disclosed in our Current Report on Form 8-K filed with the SEC on May 1, 2014, on April 25, 2013, we discovered certain presentation errors in our consolidated financial statements as of and for the year ended September 30, 2013 and for the period from inception (March 6, 2006) through September 30, 2013, which appeared in our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the SEC on December 27, 2013. Although such errors had no effect on our consolidated net loss or our consolidated stockholders’ equity (deficit) and we therefore determined that such errors were immaterial, we and our independent auditor concluded that such errors required the restatement of our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended September 30, 2013. As a result, on May 1, 2014, we filed an amendment to such Annual Report on Form 10-K/A in order to include restated consolidated financial statements that correct the identified presentation errors. See such Annual Report on Form 10-K/A, including the explanatory note included therein, for a further description of the nature of the identified presentation errors.

We have developed proposed actions aimed at remediating some of the material weaknesses we have identified in our internal control over financial reporting. In light of our discovery of errors in, and our resulting conclusion to restate, our consolidated financial statements that appeared in our originally filed Annual Report on Form 10-K for the year ended September 30, 2013, we expect to increase our efforts in the near term to strengthen our financial reporting functions, including our intention to hire a new Chief Financial Officer that is able to serve our Company on a full-time basis, which we have been pursuing during the quarter ended March 31, 2014 by actively seeking candidates for such position. If our remedial measures are insufficient to address the material weaknesses we have identified, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, there may be an increased likelihood that our consolidated financial statements require further restatements and/or contain material misstatements. Any restatement of our financial results, including without limitation the restatement described above, could result in substantial costs to us for accounting and legal fees and could lead to litigation against us. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we would be unable to conclude that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, and the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

We maintain sensitive data pertaining to our Company on our computer networks, including information about our research and development activities, our intellectual property and other proprietary business information. Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyber attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, despite the implementation of security measures. System failures, accidents or security breaches could cause interruptions to our operations, including material disruption of our research and development activities, result in significant data losses or theft of our intellectual property or proprietary business information, and could require substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs could be delayed, any of which would harm our business and operations.

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of AC5 creates significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, pre-clinical in vitro and in vivo testing, government regulation and approval, third-party reimbursement and market acceptance. Our failure to overcome any one of those challenges could harm our operations, ability to commence and/or complete a clinical trial, and overall chances for success.

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

Our management has limited experience in conducting preclinical development activities and clinical trials. As a result, we have relied and will need to continue to rely on research institutions and other third party clinical investigators to conduct our preclinical and clinical trials. If we are unable to reach agreement with qualified research institutions and clinical investigators on acceptable terms, or if any resulting agreement is terminated prior to the completion of our clinical trials, then our product development efforts could be materially delayed or otherwise harmed. Further, our reliance on third parties to conduct our clinical trials will provide us with less control over the timing and cost of those trials and the ability to recruit suitable subjects to participate in the trials. Moreover, the FDA and other regulatory authorities require that we comply with standards, commonly referred to as good clinical practices (“GCP”), for conducting, recording and reporting the results of our preclinical development activities and our clinical trials, to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Additionally, we and any third party contractor performing preclinical and clinical studies are subject to regulations governing the treatment of human and animal subjects in performing those studies. Our reliance on third parties that we do not control does not relieve us of those responsibilities and requirements. If those third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or clinical trials in accordance with regulatory requirements or stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Any of those circumstances would materially harm our business and prospects.

Any clinical trials that are planned or are conducted on our product candidates may not start or may fail.

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. Any clinical trials that are planned or which commence for any of our product candidates could be delayed, limited or fail for a number of reasons, including if:

•	the FDA or other regulatory authorities do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;
•	sufficient suitable subjects do not enroll or remain in our trials;
•	we fail to produce necessary amounts of product candidate;
•	subjects experience an unacceptable rate of efficacy of the product candidate;
•	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product candidate;
•	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;
•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;
•	third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on their anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;
•	inspections of clinical trial sites by the FDA or an institutional review board (“IRB”) or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;
•	manufacturing facilities of our third party manufacturers are ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) or other applicable requirements;
•	third-party contractors become debarred or suspended or otherwise penalized by FDA or other government or regulatory authorities for violations of regulatory requirements;
•	the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third party contractors are unable to satisfy;
•	one or more IRBs refuses to approve, suspends or terminates a trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial;
•	the FDA or other regulatory authorities seek the advice of an advisory committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;
•	the FDA or other regulatory authorities require us to expand the size and scope of the clinical trials, which we may not be able to do; or
•	the FDA or other regulatory authorities impose prohibitive post-marketing restrictions on any of our product candidates that attains regulatory approval.

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

Similarly, to obtain approval to market our product candidates outside of the U.S., we will need to submit clinical data concerning our product candidates to and receive marketing approval or other required certifications from governmental or other agencies in those countries, which in certain countries includes approval of the price we intend to charge for a product. For instance, in order to obtain the certification needed to market our lead product candidate in the EU, we believe that we will need to obtain a CE mark for the product, which entails scrutiny by applicable regulatory agencies and bears some similarity to the PMA process, including completion of one or more successful clinical trials.

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

Risks Related to the Merger and Ownership of our Common Stock

There is not now, and there may not ever be, an active market for our common stock, which trades in the over-the-counter market in low volumes and at volatile prices.

There currently is a limited market for our common stock. Although our common stock is quoted on the OTCQB, an over-the-counter quotation system, trading of our common stock is extremely limited and sporadic and generally at very low volumes. Further, the price at which our common stock may trade is volatile and we expect that it will continue to fluctuate significantly in response to various factors, many of which are beyond our control. The stock market in general, and securities of small-cap companies driven by novel technologies in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in further volatility in the price at which our common stock may trade, which could cause its value to decline. To the extent we seek to raise capital in the future through the issuance of equity, those efforts could be limited or hindered by low and/or volatile market prices for our common stock.

We do not now, and are not expected to in the foreseeable future, meet the initial listing standards of the Nasdaq Stock Market or any other national securities exchange. We presently anticipate that our common stock will continue to be quoted on the OTCQB or another over-the-counter quotation system. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price.

A more active market for our common stock may never develop. As a result, investors must bear the economic risk of holding their shares of our common stock for an indefinite period of time.

Our common stock is a “penny stock.”

The SEC has adopted regulations that generally define “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is, and is expected to continue to be in the near term, less than $5.00 per share and is therefore a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. Those rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares of our common stock. In addition, if our common stock continues to be quoted on the OTCQB as we expect, then our stockholders may find it difficult to obtain accurate quotations for our stock, and may find few buyers to purchase our stock and few market makers to support its price.

If we issue additional shares in the future, our existing shareholders will be diluted.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of common stock. Since the closing of the merger on June 26, 2013, we have issued an aggregate of 15,400,000 shares of our common stock in capital-raising transactions, which equals approximately 21.4% of our currently issued and outstanding common stock, and have also issued warrants to acquire up to an additional 38,345,985 shares of our common stock in connection with such capital raising transactions, which, assuming no adjustments to and the full exercise of all such warrants and no other issuances of our common stock, would equal approximately 34.7% of our then-issued and outstanding common stock. In addition to capital -raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Certain terms of our outstanding warrants could result in additional dilution to our existing stockholders.

The number of shares of our common stock into which each of our outstanding warrants is exercisable and the exercise price therefor are subject to adjustment in certain circumstances as set forth in the terms of the warrants, including, without limitation, adjustment to the exercise price of the Warrants issued in the Private Placement Financing in the event of certain subsequent issuances and sales of shares of our common stock (or securities convertible or exercisable into shares of our common stock) at a price per share lower than the then-effective exercise price of the Warrants, in which case the exercise price of the Warrants will be adjusted to equal such lower price per share. In the event any such adjustment is triggered, all or some of our outstanding warrants could become exercisable for a greater number of shares of our common stock and thereby dilute the ownership of our other stockholders upon an exercise thereof. Depending on the terms of any subsequent issuance of securities or other circumstance that might trigger such an adjustment and the number of warrants that are exercised, the amount of any such dilution could be significant.

Future sales of our common stock or rights to purchase common stock, or the perception that such sales could occur, could cause our stock price to fall.

Even after giving effect to the funds raised in recent equity and debt financings, we expect that significant additional capital will be needed in the near-term to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our common stock by us or resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

We have filed a registration statement seeking to register for resale the 11,400,000 shares of our common stock issued in the Private Placement Financing, equal to approximately 15.8% of our currently issued and outstanding common stock, and the 34,200,000 shares of our common stock that are currently issuable upon exercise of the Warrants issued in the Private Placement Financing, which, assuming no adjustments to and the full exercise of the Warrants and no other issuances of our common stock, equal approximately 32.2% of our then-issued and outstanding common stock. All such shares would become registered and freely tradable upon the effectiveness of such a registration statement, and, even in the absence of such an effective registration statement, such shares will become eligible for resale in the public market in accordance with Rule 144, as defined and described further in these risk factors below, after specified periods of time have elapsed from their initial issuance. Additionally, we have issued warrants in transactions unrelated to the Private Placement Financing to acquire up to an additional 4,145,985 shares of our common stock, and we are authorized to grant equity awards under the our stock incentive plan to our employees, directors and consultants for up to an aggregate of 10,231,197 shares of our common stock. Any future grants of warrants, options or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, or the perception that such sales could occur, could cause our stock price to fall.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative low priced securities will not be suitable for at least some customers. These FINRA requirements make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for our shares.

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

Our articles of incorporation eliminate the personal liability of our directors and officers to our Company and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our amended and restated bylaws provide that we are obligated to indemnify any of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even if such actions, if successful, might otherwise benefit us or our stockholders.

We are subject to the reporting requirements of federal securities laws, compliance with which involves significant time, expense and expertise.

We are a public reporting company in the U.S., and, accordingly, are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the obligations imposed by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs associated with preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC in the ordinary course, as well as preparing and filing annual audited and interim unaudited consolidated financial statements, have caused, and could continue to cause, our operational expenses to remain at higher levels or continue to increase.

Our present management team has only limited experience managing public companies. It will be time consuming, difficult and costly for our management team to acquire additional expertise and experience in operating a public company, and to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act and other applicable securities laws. We will need to hire additional financial reporting, internal controls, accounting and other finance staff in order to develop and implement appropriate internal controls and reporting procedures as required by applicable securities regulations for public companies, which we may not be able to do on a timely basis or at all.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.” In addition, any shares of our common stock that are held by affiliates, including any that are registered, will be subject to the resale restrictions of Rule 144.

Pursuant to Rule 144 (“Rule 144”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), a “shell company” is defined as a company that has no or nominal operations and either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. We were a shell company prior to the closing of the Merger, and as such, sales of our securities pursuant to Rule 144 are not permitted until at least 12 months have elapsed since June 26, 2013, the date on which our Current Report on Form 8-K, reflecting our status as a non-shell company, was filed with the SEC. Therefore, any outstanding restricted securities or any restricted securities we may sell in the future or issue to consultants or employees in consideration for services rendered or for any other purpose will have limited liquidity unless and until such securities are registered under the Securities Act and/or until at least June 26, 2014. Rule 144 also imposes other requirements on us and our stockholders that must be met in order to effect a sale thereunder. As a result, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant additional time and cash resources and which we presently have no intention to pursue. Further, it may be more difficult for us to compensate our employees and consultants with our securities instead of cash. Our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned), and could cause the value of our securities to decline. In addition, any shares held by affiliates, including shares received in any registered offering, will be subject to certain additional requirements in order to effect a sale of such shares under Rule 144.

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

We expect to continue to incur significant expenses and we anticipate that those expenses and losses may increase in the foreseeable future as we seek to:

•	develop our principal product candidate, AC5, including further development of the product’s composition and conducting preclinical biocompatibility studies;
•	raise capital needed to fund our operations;
•	build and enhance investor relations and corporate communications capabilities;
•	conduct clinical trials relating to AC5 and any other product candidate we seek to develop;
•	attempt to gain regulatory approvals for any product candidate that successfully completes clinical trials;
•	establish relationships with contract manufacturing partners, and invest in product and process development through such partners;
•	maintain, expand and protect our intellectual property portfolio;
•	advance additional candidates through our research and development pipeline;
•	seek to commercialize selected product candidates for which we may obtain regulatory approval;
•	hire additional regulatory, clinical, quality control, scientific, financial, and management consultants and personnel; and
•	support and add operational, financial, accounting, facilities engineering and information systems consultants and personnel to further our operations.

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

We believe that our current cash and cash equivalents on hand will be sufficient to meet our anticipated cash requirements through October 2014; however, based on our current operating expenses and working capital requirements, we do not currently believe our existing cash resources are sufficient to meet our anticipated needs for the next twelve months. In addition to the funds raised from our equity financings and debt financings, we will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities, particularly as we commence preclinical and clinical development for our lead product candidate, AC5, and that we will need to raise significant additional funds to continue operations. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our research and preclinical development activities;
•	the scope, progress, results, costs, timing and outcomes of any clinical trials conducted for any of our product candidates;
•	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;
•	the timing of and the costs involved in obtaining regulatory approvals for our product candidates;
•	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	the costs associated with maintaining and expanding our product pipeline;
•	the costs associated with expanding our geographic focus;
•	operating revenues, if any, received from sales of our product candidates, if any are approved by the U.S. Food and Drug Administration (“FDA”) or other applicable regulatory agencies;
•	the cost associated with being a public company, including obligations to regulatory agencies, investor relations, and corporate communications;
•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees; and
•	operating revenues, if any, received from sales of our product candidates, if any are approved by the FDA or other applicable regulatory agencies.

As a result of these and other factors, we expect that we will need substantial additional funding in the future. We would likely seek such funding through public or private securities offerings, incurrence of indebtedness, or some combination of those sources. We may also seek funding through collaborative arrangements if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. Additional funding may not be available from any of these sources when needed on acceptable terms, or at all. In addition, we are bound by certain terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term, including restrictions in our loan agreement on our ability to incur certain types of additional indebtedness, discussed in further detail in these Risk Factors below, and certain terms of the Private Placement Financing, including those discussed in these Risk Factors below. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to additional covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

The terms of the Private Placement Financing could impose additional challenges on our ability to raise funding in the future.

The Securities Purchase Agreement related to the Private Placement Financing imposes certain restrictions on our ability to issue equity or debt securities, including the following: during the period commencing on January 30, 2014 and ending on the 90-day anniversary of the first date on which all the Registrable Securities (as defined in the Securities Purchase Agreement) are covered by one or more effective registration statements, we may not offer, sell or issue any securities, except for equity awards granted to service providers and securities issued in connection with certain types of strategic transactions; during the period commencing on January 30, 2014 and ending on the six-month anniversary of the first date on which all the Registrable Securities (as defined in the Securities Purchase Agreement) are covered by one or more effective registration statements, such investors shall have certain notice and participation rights with respect to offers and sales of securities that we may pursue; and until the earlier of the 12-month anniversary of the first date on which all the Registrable Securities (as defined in the Securities Purchase Agreement) are covered by one or more effective registration statements and the date on which all such investors have sold all of the shares of common stock to be registered hereunder, we may not effect or enter into an agreement for and VRT, where a “VRT” is a transaction in which we (i) issue convertible securities at (A) a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of our common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enter into any agreement whereby we or any subsidiary may sell securities at a future determined price. In addition, the Warrants contain certain anti-dilution protections that adjust downward the exercise price of the Warrants in the event we offer, sell and issue securities at a lower consideration price per share than the then-effective exercise price of the Warrants. Those provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have harmful effects on our financial condition and operations. Additionally, certain of those provisions could dilute the ownership interests of our other current common stockholders.

Our current and any future debt facilities will require us to use our limited capital to repay amounts owed and may impose limitations on our operations, which could negatively affect our business plans.

On September 30, 2013, we entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC has provided us an unsecured subordinated loan in principal amount of $1,000,000 (such loan, the “MLSC Loan”).  The MLSC Loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive net proceeds of $5,000,000 or more in a 12-month period.  We will need substantial amounts of cash in order to repay the principal and interest owed under the MLSC Loan as it becomes due, which we may not have or be able to obtain.  Any failure to make payments as required under the MLSC Loan Agreement would constitute an event of default, and could result in, among other things, MLSC’s acceleration of all amounts due there under.

Further, the MLSC Loan Agreement restricts our use of the proceeds of the MLSC Loan to funding working capital requirements and/or the purchase of capital assets in the life sciences field, and we are expressly prohibited from using any such proceeds for any severance payment, investment in certain securities or payment for goods or services to a related party of the Company.  Additionally, the MLSC Loan Agreement provides that, for so long as any of the MLSC Loan remains outstanding, our headquarters and at least a majority of our employees must be located in Massachusetts and we must not take certain actions without obtaining MLSC’s prior consent, including without limitation paying dividends on our capital stock, redeeming any of our outstanding securities, and completing a sale of substantially all of our assets or a change-of-control transaction.  Further, our failure to remain a “certified life sciences company” under the Massachusetts General Law would constitute an event of default under the MLSC Loan Agreement.  Our ability to pursue our business plans during the term of the MLSC Loan may be severely limited as a result of those restrictions, which could cause our operations and financial condition to suffer.

In addition, the MLSC Loan agreement restricts our ability, without the prior written consent of MLSC, to incur certain types and amounts of additional indebtedness, including indebtedness senior or, in certain circumstances, equal to the MLSC Loan and any indebtedness to any of our stockholders or employees that is not expressly subordinated to the MLSC Loan. Our ability to finance our operations could be limited if, while the MLSC Loan is outstanding, the only source of capital available to us is prohibited by the restrictions set forth in the MLSC Loan Agreement, in which case we may be forced to curtail or eliminate some or all of our operations.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management has identified material weaknesses in our internal control over financial reporting as of December 31, 2013. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in 2013 Internal Control—Integrated Framework. We have developed proposed actions aimed at remediating some of these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, there may be an increased likelihood that our consolidated financial statements contain material misstatements. If that were to occur, we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees and litigation. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, or the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

We maintain sensitive data pertaining to our Company on our computer networks, including information about our research and development activities, our intellectual property and other proprietary business information. Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyber attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, despite the implementation of security measures. System failures, accidents or security breaches could cause interruptions to our operations, including material disruption of our research and development activities, result in significant data losses or theft of our intellectual property or proprietary business information, and could require substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs could be delayed, any of which would harm our business and operations.

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of AC5 creates significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, pre-clinical in vitro and in vivo testing, government regulation and approval, third-party reimbursement and market acceptance. Our failure to overcome any one of those challenges could harm our operations, ability to commence and/or complete a clinical trial, and overall chances for success.

Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs, which would adversely affect the commercialization of our technology.

The Animal Welfare Act (“AWA”) is the federal law that covers the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, and feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections and reporting requirements under the AWA. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations, and or obligations exist in many foreign jurisdictions. If our contractors or we fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

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

Our management has limited experience in conducting preclinical development activities and clinical trials. As a result, we have relied and will need to continue to rely on research institutions and other third party clinical investigators to conduct our preclinical and clinical trials. If we are unable to reach agreement with qualified research institutions and clinical investigators on acceptable terms, or if any resulting agreement is terminated prior to the completion of our clinical trials, then our product development efforts could be materially delayed or otherwise harmed. Further, our reliance on third parties to conduct our clinical trials will provide us with less control over the timing and cost of those trials and the ability to recruit suitable subjects to participate in the trials. Moreover, the FDA and other regulatory authorities require that we comply with standards, commonly referred to as good clinical practices (“GCP”), for conducting, recording and reporting the results of our preclinical development activities and our clinical trials, to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Additionally, we and any third party contractor performing preclinical and clinical studies are subject to regulations governing the treatment of human and animal subjects in performing those studies. Our reliance on third parties that we do not control does not relieve us of those responsibilities and requirements. If those third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or clinical trials in accordance with regulatory requirements or stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Any of those circumstances would materially harm our business and prospects.

Any clinical trials that are planned or are conducted on our product candidates may not start or may fail.

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. Any clinical trials that are planned or which commence for any of our product candidates could be delayed, limited or fail for a number of reasons, including if:

•	the FDA or other regulatory authorities do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;
•	sufficient suitable subjects do not enroll or remain in our trials;
•	we fail to produce necessary amounts of product candidate;
•	subjects experience an unacceptable rate of efficacy of the product candidate;
•	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product candidate;
•	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;
•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;
•	third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on their anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;
•	inspections of clinical trial sites by the FDA or an institutional review board (“IRB”) or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;
•	manufacturing facilities of our third party manufacturers are ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) or other applicable requirements;
•	third-party contractors become debarred or suspended or otherwise penalized by FDA or other government or regulatory authorities for violations of regulatory requirements;
•	the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third party contractors are unable to satisfy;
•	one or more IRBs refuses to approve, suspends or terminates a trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial;
•	the FDA or other regulatory authorities seek the advice of an advisory committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;
•	the FDA or other regulatory authorities require us to expand the size and scope of the clinical trials, which we may not be able to do; or
•	the FDA or other regulatory authorities impose prohibitive post-marketing restrictions on any of our product candidates that attain regulatory approval.

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

Similarly, to obtain approval to market our product candidates outside of the U.S., we will need to submit clinical data concerning our product candidates to and receive marketing approval or other required certifications from governmental or other agencies in those countries, which in certain countries includes approval of the price we intend to charge for a product. For instance, in order to obtain the certification needed to market our lead product candidate in Europe, we believe that we will need to obtain a CE mark for the product, which entails scrutiny by applicable regulatory agencies and bears some similarity to the PMA process, including completion of one or more successful clinical trials.

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

Risks Related to the Merger and Ownership of our Common Stock

There is not now, and there may not ever be, an active market for our common stock, which trades in the over-the-counter market in low volumes and at volatile prices.

There currently is a limited market for our common stock. Although our common stock is quoted on the OTCQB, an over-the-counter quotation system, trading of our common stock is extremely limited and sporadic and generally at very low volumes. Further, the price at which our common stock may trade is volatile and we expect that it will continue to fluctuate significantly in response to various factors, many of which are beyond our control. The stock market in general, and securities of small-cap companies driven by novel technologies in particular, has experienced extreme price and volume fluctuations in recent years. Continued market fluctuations could result in further volatility in the price at which our common stock may trade, which could cause its value to decline. To the extent we seek to raise capital in the future through the issuance of equity, those efforts could be limited or hindered by low and/or volatile market prices for our common stock.

We do not now, and are not expected to in the foreseeable future, meet the initial listing standards of the Nasdaq Stock Market or any other national securities exchange. We presently anticipate that our common stock will continue to be quoted on the OTCQB or another over-the-counter quotation system. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price.

A more active market for our common stock may never develop. As a result, investors must bear the economic risk of holding their shares of our common stock for an indefinite period of time.

Our common stock is a “penny stock.”

The SEC has adopted regulations that generally define “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is, and is expected to continue to be in the near term, less than $5.00 per share and is therefore a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. Those rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares of our common stock. In addition, if our common stock continues to be quoted on the OTCQB as we expect, then our stockholders may find it difficult to obtain accurate quotations for our stock, and may find few buyers to purchase our stock and few market makers to support its price.

If we issue additional shares in the future, our existing shareholders will be diluted.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of common stock. Upon the closing of the Private Placement Financing, we issued an aggregate of 11,400,000 shares of our common stock, which equals approximately 16% of our currently issued and outstanding common stock. Upon the closing of the Private Placement Financing, we also issued Warrants to acquire up to an additional 34,200,000 shares of our common stock, which, assuming no adjustments to and the full exercise of the Warrants and no other issuances of our common stock, would equal approximately 32% of our then-issued and outstanding common stock. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Certain terms of the Warrants could result in additional dilution to our existing stockholders.

The number of shares of our common stock into which each of the Warrants issued in connection with the Private Placement Financing is exercisable and the exercise price therefore are subject to adjustment as set forth in the Warrants, including, without limitation, adjustment to the exercise price of the Warrants in the event of certain subsequent issuances and sales of shares of our common stock (or securities convertible or exercisable into shares of our common stock) at a price per share lower than the then-effective exercise price of the Warrants, in which case the exercise price of the Warrants shall be adjusted to equal such lower price per share, as well as customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders.  In the event any such adjustment is triggered, the Warrants could become exercisable for a greater number of shares of our common stock and thereby dilute the ownership of our other stockholders if those Warrants are exercised. Depending on the terms of any subsequent issuance of securities or other circumstance that might trigger such an adjustment and the number of Warrants that are exercised, the amount of any such dilution could be significant.

Future sales of our common stock or rights to purchase common stock, or the perception that such sales could occur, could cause our stock price to fall.

After giving effect to the funds raised in the Private Placement Financing, we expect that significant additional capital will be needed in the near-term to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our common stock by us or re-sales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

Upon the effectiveness of the registration statement of which this prospectus forms a part, approximately 16% of our currently issued and outstanding common stock will become registered and freely tradable, and, assuming no adjustments to and the full exercise of the Warrants and no other issuances of our common stock, up to 32% of our then-issued and outstanding common stock would become registered and freely tradable. The sales of such shares in the market, or the perception that such sales could occur following the effectiveness of the registration statement of which this prospectus forms a part, could cause our stock price to fall. Additionally, pursuant to the 2013 Plan, we are authorized to grant equity awards to our employees, directors and consultants for up to an aggregate of 10,231,197 shares of our common stock, and there are additional currently outstanding warrants to acquire up to 4,145,985 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Our articles of incorporation eliminate the personal liability of our directors and officers to our Company and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our amended and restated bylaws provide that we are obligated to indemnify any of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even if such actions, if successful, might otherwise benefit us or our stockholders.

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

Pursuant to Rule 144 under the Securities Act, a “shell company” is defined as a company that has no or nominal operations and either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. We were a shell company prior to the closing of the Merger, and as such, sales of our securities pursuant to Rule 144 are not permitted until at least 12 months have elapsed since June 26, 2013, the date on which our Current Report on Form 8-K, reflecting our status as a non-shell company, was filed with the SEC. Therefore, any outstanding restricted securities or any restricted securities we may sell in the future or issue to consultants or employees in consideration for services rendered or for any other purpose will have limited liquidity unless and until such securities are registered under the Securities Act and/or until at least June 26, 2014. Rule 144 also imposes other requirements on us and our stockholders that must be met in order to effect a sale there under.  As a result, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant additional time and cash resources and which we presently have no intention to pursue. Further, it may be more difficult for us to compensate our employees and consultants with our securities instead of cash. Our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned), and could cause the value of our securities to decline. In addition, any shares held by affiliates, including shares received in any registered offering, will be subject to certain additional requirements in order to effect a sale of such shares under Rule 144.

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

Item 6. Exhibits

Exhibit	Description
4.1	Form of Series A Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)
4.2	Form of Series B Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)
4.3	Form of Series C Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)
10.1	Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)
10.2	Form of Registration Rights Agreement, entered into on February 4, 2014 by and among Arch Therapeutics, Inc. and each of the buyers named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)
10.3	Securities Transfer Agreement dated February 28, 2014 by and among Arch Therapeutics, Inc., Punit Dhillon and 0903746 B.C. Ltd. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1/A filed by the Company with the SEC on May 5, 2014)
10.4#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and Terrence W. Norchi (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 26, 2014)
10.5#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and William M. Cotter (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on March 26, 2014)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Alan T. Barber, Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: May 15, 2014	By:	/s/ TERRENCE W. NORCHI
Terrence W. Norchi
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ ALAN T. BARBER
Alan T. Barber
Chief Financial Officer
(Principal Financial and Accounting Officer)

