Form 10-Q
period 2014-06-30
Arch Therapeutics, Inc.
filed 2014-08-06
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission File Number: 000-54986

ARCH THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0524102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 William Street, Suite 270
Wellesley, MA	02481
(Address of principal executive offices)	(Zip Code)

(617) 431-2313
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2014 72,076,487 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

(A Development Stage Company)

Quarterly Report on Form 10-Q

For the Three Month and Nine Month Periods Ended June 30, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Consolidated Balance Sheets as of June 30, 2014 (unaudited) and September 30, 2013	3
Consolidated Statements of Operations for the three months and nine months ended June 30, 2014 and June 30, 2013 and the period from inception (March 6, 2006) through June 30, 2014 (unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and June 30, 2013 and the period from inception (March 6, 2006) through June 30, 2014 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	23
PART II - OTHER INFORMATION	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	25
Item 6. Exhibits	42

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Arch Therapeutics, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2014 (unaudited) and September 30, 2013

	June 30, 2014 (unaudited)	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,802,524	$557,319
Promissory note receivable	-	1,000,000
Prepaid expenses and other current assets	32,206	19,629
Total current assets	1,834,730	1,576,948

Long-term assets:
Property and equipment, net	-	322
Other Assets	-	10,062
Total long-term assets	-	10,384

Total assets	$1,834,730	$1,587,332

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities:
Accounts payable	$166,011	$314,769
Accrued expenses and other liabilities	216,110	140,840
Current derivative liabilities	3,078,000	-
Total current liabilities	3,460,121	455,609

Long-term liabilities:
Note payable	953,002	944,707
Accrued interest, net of current portion	75,000	-
Derivative liabilities, net of current portion	5,244,000	-
Total long-term liabilities	6,272,002	944,707

Total liabilities	9,732,123	1,400,316

Commitments and contingencies

Stockholders’ (deficit) equity:

Common stock, $0.001 par value, 300,000,000 shares authorized, 72,076,487 and 60,145,237 shares issued and outstanding as of June 30, 2014 and September 30, 2013, respectively	72,001	60,145
Additional paid in capital	5,440,314	4,758,742
Deficit accumulated during the development stage	(13,409,708)	(4,631,871)
Total stockholders’ (deficit) equity	(7,897,393)	187,016

Total liabilities and stockholders' (deficit) equity	$1,834,730	$1,587,332

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the three and nine months ended June 30, 2014 and 2013
Period from Inception (March 6, 2006) through June 30, 2014

	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Nine Months ended June 30, 2014	Nine Months ended June 30, 2013	Period from Inception (March 6, 2006) through June 30, 2014

Other Revenues	$-	$-	$-	$-	$431,461

Operating expenses:
General and administrative expenses	825,951	451,046	2,271,443	721,565	5,819,918
Research and development expenses	320,345	43,750	951,101	62,356	1,931,341
Total operating expenses	1,146,296	494,796	3,222,544	783,921	7,751,259

Operating loss	(1,146,296)	(494,796)	(3,222,544)	(783,921)	(7,319,798)

Other (expense) income:
Interest expense	(27,763)	(19,596)	(83,293)	(108,384)	(671,887)
Loss on issuance of warrants	-	-	(7,541,693)	-	(7,541,693)
Adjustment to fair value of derivative	1,584,818	-	2,069,693	-	2,069,693
Other income	-	32	-	51	53,977
Total other expense	1,557,055	(19,564)	(5,555,293)	(108,333)	(6,089,910)

Net Income (Loss)	$410,759	$(514,360)	$(8,777,837)	$(892,254)	$(13,409,708)

Basic earnings per share
Net Income (loss)	$0.01	$(0.06)	$(0.13)	$(0.13)
Weighted Common Shares – Basic	71,949,564	8,549,322	65,933,378	6,613,249

Diluted Eanings per share
Net Income (loss)	$0.01	$(0.06)	$(0.13)	$(0.13)
Weighted Common Shares – Diluted	72,084,748	8,549,322	65,933,378	6,613,249

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows (Unaudited)
Nine months ended June 30, 2014 and 2013
Period from Inception (March 6, 2006) through June 30, 2014

	Nine Months ended June 30, 2014	Nine Months ended June 30, 2013	Period from Inception (March 6, 2006) through June 30, 2014
Cash flows from operating activities:
Net loss	$(8,777,837)	$(892,254)	$(13,409,708)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	322	847	18,693
Other noncash adjustments	92,500	2,859	98,252
Stock-based compensation	748,600	-	1,036,527
Noncash interest expense on notes payable	83,295	-	83,295
Noncash interest expense on convertible notes payable	-	82,147	441,253
Noncash interest expense on notes payable to related party	-	25,599	142,057
Repayment of accrued interest to related party	-	(98,288)	(98,288)
Non cash expense for issuance of warrants	5,472,000	-	5,472,000
Issuance of common stock for services	77,625	-	77,878
Changes in operating assets and liabilities:			-
(Increase) decrease in:			-
Prepaid expenses and other current assets	(2,515)	2,187	(22,144)
Other Assets	-	-	(10,062)
Increase (decrease) in:			-
Accounts payable	(148,758)	49,122	166,011
Accrued expenses and other liabilities	75,270	62,211	216,110
Net cash used in operating activities	(2,379,498)	(765,570)	(5,788,126)

Cash flows from investing activities:
Purchases of property and equipment	-	-	(19,053)
Net cash used in investing activities	-	-	(19,053)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	2,624,703	1,250,000	4,624,703
Repayment of notes payable to related party	-	(275,200)	(275,200)
Proceeds from issuance of notes payable to related party	-	-	275,200
Proceeds from issuance of convertible notes payable to related party	-	-	105,000
Proceeds from issuance of convertible notes payable	-	250,000	1,880,000
Proceeds from issuance of notes payable	1,000,000	-	1,000,000
Net cash provided by financing activities	3,624,703	1,224,800	7,609,703

Net increase in cash and cash equivalents	1,245,205	459,230	1,802,524

Cash and cash equivalents, beginning of period	557,319	17,139	-

Cash and cash equivalents, end of period	$1,802,524	$476,369	$1,802,524

Cash paid during the period for:
Interest	$-	$98,288	$98,288
Income taxes	$-	$-	$-

Debt with warrants issued for promissory note receivable	$-	$-	$1,000,000

Exchange of convertible notes and related accrued interest for common stock	$-	$-	$2,470,022

The accompanying notes are an integral part of these consolidated financial statements

ARCH THERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Organization and Description of Business

Arch Therapeutics, Inc., (together with its subsidiary, the “Company”) was incorporated under the laws of the State of Nevada on September 16, 2009, under the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, the Company completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company abandoned its prior business plan and has changed its operations to the business of a life science medical device company. Subsequent to the Merger, we relocated our principal office to Wellesley, Massachusetts.

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

ABS was incorporated under the laws of Commonwealth of Massachusetts on March 6, 2006, as Clear Nano Solutions, Inc. On April 7, 2008, ABS changed its name to Arch Therapeutics, Inc. Effective upon the closing of the Merger, ABS changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc.

The Company is in the development stage, has generated no operating revenues to date, and is devoting substantially all of its efforts toward product research and development. The Company has incurred losses of $13,409,708 since inception. To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of common stock and warrants.

The Company expects to incur substantial expenses for the foreseeable future relating to the research, development and commercialization of its potential products. The Company does not have sufficient cash and cash equivalents to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. However, there can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments that might be necessary despite this uncertainty.

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

Although we believe that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013, filed with the SEC on May 1, 2014.

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K/A for the fiscal year ended September 30, 2013. There have been no material changes to our significant accounting policies during the nine months ended June 30, 2014.

Basis of Accounting

The Company is in the development stage and is devoting substantially all of its efforts to developing technologies, raising capital, establishing customer and vendor relationships, and recruiting new employees. Accordingly, the accompanying consolidated financial statements are presented under the development stage accounting provisions of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2014-10, “Development Stage Entities (Topic 915) – “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” was issued by the FASB in June 2014. Due to the fact that we are a development stage company, we currently include inception-to-date information, and certain disclosures required under U.S. GAAP in our financial statements. The amendments in this ASU (2014-10) remove all incremental financial reporting requirements from U.S. GAAP for development stage companies. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and December 15, 2015. Early adoption is permitted. We have not yet adopted the changes. The amendments when adopted will be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively to all unrecognized tax benefits that exist at the effective date.

Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606) was issued by the FASB in May 2014. The primary purpose of the ASU is to develop a common revenue standard for revenue recognition between the FASB and the International Accounting Standards Board (IASB). The ASU removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, among other items. We are a development stage company and do not currently generate revenue.

In April 2014, ASU (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, was issued. The Amendment in this update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations or financial position.

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

Correction of an Immaterial Error

In connection with comments received from the SEC on April 18, 2014, with respect to a registration statement filed on Form S-1 on March 21, 2014, the Company identified errors in the presentation of issuances of stock and warrants in the consolidated statements of changes in stockholders’ equity (deficit) and presentation matters in the consolidated statements of cash flows, as well as related footnotes.

The Company assessed the materiality of these errors for each period presented in accordance with the guidance in Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” and ASC Topic 250-10-S99-1, “Assessing Materiality”, and determined that the errors were immaterial to the consolidated financial statements taken as a whole. The Company has revised its consolidated statements of changes in stockholders’ equity (deficit) and cash flows, as well as related footnotes as of and for the year ended September 30, 2013, and for the period from inception (March 6, 2006) through June 30, 2014, and will reflect these corrections in all future filings that contain such consolidated financial statements.

3.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2013, a maximum number of 7,825,388 shares of the Company’s authorized and available common stock could be issued in the form of: Options, Stock Appreciation Rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative.  Commencing with the first business day of each fiscal year of the Company beginning with the current fiscal year, such maximum aggregate number of Shares shall be increased by a number equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each stock option shall be the fair market value as determined in good faith by the Board at the time each option is granted.  On October 1, 2013, the aggregate number of authorized shares under the Plan was increased by 2,405,809 shares to a total of 10,231,197 shares.

Share-based awards

During the nine months ended June 30, 2014, the Company granted options to purchase 2,754,212 shares of the Company’s common stock to employees and options to purchase 2,115,000 shares of common stock to consultants under the 2013 Plan.  The options have terms ranging from 3 to 10 years, are subject to vesting terms over periods ranging from 1 year to 3 years and have exercise prices ranging from $0.19 to $0.37.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and nine months ended June 30, 2014, were based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model.  The following assumptions were used to calculate the fair value of share based compensation for the three and nine months ended June 30, 2014; expected volatility, 86% - 115%, risk-free interest rate, 0.91% - 2.77%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 3 to 10 years.

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

Stock compensation plan activity is as follows:

Common Stock Options

Stock compensation activity under the 2013 Plan is as follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at October 1, 2013	3,000,000
Awarded	4,869,212	$0.36	-
Exercised	(231,250)	0.40	-
Forfeited	-	-	-
Outstanding at June 30, 2014	7,637,962	$0.36	5.49	$29,600
Vested	2,546,470	$0.36	5.08	$6,100
Vested and expected to vest at June 30, 2014	7,637,962	$0.36	5.49	$29,600

As of June 30, 2014, 2,361,985 shares are available for future grants under the 2013 Plan.  Share-based compensation expense recorded in the Company’s consolidated statement of operations for the three and nine months ended June 30, 2014 resulting from stock options awarded to the Company’s employees, directors and consultants was $245,245 and $748,600, respectively.  Of this amount during the three and nine months ended June 30, 2014, $132,941 and $287,288, respectively was recorded in General and Administrative expenses and $112,304 and $461,312 respectively was recorded to Research and Development expenses in the Company’s consolidated statement of operations.

As of June 30, 2014, there is approximately $1,368,033 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.06 years.

For the three and nine months ended June 30, 2013, the Company did not recognize any stock based compensation expense.

Restricted Stock

On March 24, 2014, the Company issued 300,000 restricted shares of common stock to a consultant as consideration for services to be performed, 150,000 shares vested immediately and 75,000 shares vested on June 1, 2014. The remaining shares are subject to vesting over a 5 month period. During the three and nine months ended June 30, 2014, the Company recorded the fair value of the shares of $25,875 and $77,625, respectively to General and Administrative expenses. The unvested shares of common stock are not considered outstanding shares for accounting purposes until the holders provide the requisite services and the shares vest. As of June 30, 2014, there was $25,875 of unrecognized compensation cost related to unvested restricted stock granted, which is expected to be recognized over a weighted average period of 0.42 years.

	Option Shares Outstanding	Weighted Average Grant Date Fair Value
Unvested at October 1, 2013	-	-
Awarded	300,000	$0.345
Vested	(225,000)	0.345
Unvested at June 30, 2014	75,000	$0.345

4.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000.   The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the Loan Agreement, as defined, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive net proceeds of $5,000,000 or more in a 12-month period.  The Loan Agreement includes warrants to purchase 145,985 shares of the Company’s common stock at an exercise price of $0.274 per share.  The warrants expire on September 30, 2023.  No warrants have been exercised as of June 30, 2014.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants.  The warrant valuation was derived with the Black-Scholes option pricing model with the following assumptions: fair market value of common stock $.034, risk free rate 2.64%, dividend yield 0.0%, expected life of 10 years, and volatility 114%.  The fair value of the warrant was recorded as an increase in the Additional Paid-In Capital account.  The allocation of funds to the warrants resulted in a discount on the loan, which is being amortized to Interest Expense over the life of the loan.  The amount amortized to Interest Expense in the Company’s consolidated statement of operations for the three and nine months ended June 30, 2014 was $2,765 and $8,294 respectively.

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

On April 20, 2013, the convertible noteholders and the Company entered into an agreement to cancel the warrants and exchange the notes (with a total aggregate principal balance of $1,880,000) and the interest accrued through April 30, 2013 for the Company’s common stock upon the completion of the Merger (see Note 1).

6.	PRIVATE PLACEMENT FINANCING

On January 30, 2014, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with nine separate accredited investors (“Investors”) providing for the issuance and sale by the Company to the Investors, in a private placement, of an aggregate of 11,400,000 shares of the Company’s common stock (collectively, the “Shares”) at a purchase price of $0.25 per share and three series of warrants, the Series A warrants, the Series B warrants and the Series C warrants, to purchase up to an aggregate of 34,200,000 shares of the Company’s common stock (collectively, the “Warrants,” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), for aggregate gross proceeds to the Company of approximately $2,850,000 (the “Private Placement Financing”).

Upon the closing of the Private Placement Financing on February 4, 2014 (the “Closing Date”), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company became obligated, subject to certain conditions, to file with the Securities and Exchange Commission on or before March 21, 2014 one or more registration statements to register for resale under the Securities Act of 1933, as amended, (i) the Shares and the Warrant Shares, plus (ii) an additional number of shares of common stock equal to 33% of the total number of Shares and Warrant Shares, to account for adjustments, if any, to the number of Warrant Shares issuable pursuant to the terms of the Warrants (the securities set forth in this clause (ii), the “Additional Shares”). Under the terms of the Registration Rights Agreement, the Company is permitted to reduce the number of shares covered by a registration statement if such reduction is required by the SEC as a condition for permitting such registration statement to become effective and treated as a resale registration statement (the “Cutback Provisions”). In response to comments received from the SEC and in accordance with the terms of the Registration Rights Agreement, the Company reduced the number of shares included in its draft resale registration statement by the number of Additional Shares. The Company’s failure to satisfy certain other obligations and deadlines set forth in the Registration Rights Agreement may subject the Company to payment of monetary penalties as discussed below. The resale registration statement was declared effective on July 2, 2014.  As described below, in the event that we fail to comply with certain requirements in the Registration Rights Agreement, we may be required to pay liquidated damages to the investors.

The Warrants are exercisable immediately upon issuance. The Series A warrants have an exercise price of $0.30 per share and expire five years from the date of their issuance. The Series B warrants have an exercise price of $0.35 per share and expire on the earlier of 12 months after their issuance date and six months after the first date on which the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is covered by one or more effective registration statements. The Series C warrants have an exercise price of $0.40 per share and expire on the earlier of 18 months after their issuance date and nine months after the first date on which the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is covered by one or more effective registration statements. The number of shares of the Company’s common stock into which each of the Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Warrants, including, without limitation, adjustment to both the exercise price of the Warrants in the event of certain subsequent issuances and sales of shares of the Company’s common stock (or securities convertible or exercisable into shares of common stock) at a price per share lower than the then-effective exercise price of the Warrants, in which case the per share exercise price of the Warrants will be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the Warrants will be adjusted accordingly so that the aggregate exercise price upon full exercise of the Warrants immediately before and immediately after such per share exercise price adjustment are equal. The Warrants are also subject to customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders, and provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially owning more than 4.9% of the Company’s common stock.

The Company may be required to make certain payments to the investors in the Private Placement Financing under certain circumstances in the future pursuant to the terms of the Securities Purchase Agreement and the Registration Rights Agreement. These potential future payments include: (a) potential partial damages for failure to register the common stock issued or issuable upon exercise of Warrants (in a cash amount equal to 1% of the price paid to the Company by each investor in the Private Placement Financing on the date of and on each 30-day anniversary of such failure until the cure thereof); (b) amounts payable if the Company and its transfer agent fail to timely remove certain restrictive legends from certificates representing shares of common stock issued in the Private Placement Financing or issuable upon exercise of the Warrants; (c) expense reimbursement for the lead investor in the Private Placement Financing; and (d) payments in respect of claims for which the Company provides indemnification. There is no cap to the potential consideration. On July 2, 2014, we received from the SEC a Notice of Effectiveness of our Registration Statement related to the Private Placement which satisfies some of our obligation to register these securities with the SEC.

Derivative Liabilities

The Company accounted for the Warrants relating to the aforementioned Private Placement in accordance with ASC 815-10, Derivatives and Hedging. Because the Warrants are not indexed to the Company’s stock and are not classified in stockholders’ equity, they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

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

The value of the derivative liability as of June 30, 2014 was $8,322,000. As of result of a change in the estimated fair market value of the derivative liability we recorded other income of $1,584,818 and $2,069,693 for the three months and nine months ended June 30, 2014, respectively. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability
Beginning balance at September 30, 2013	$—

Issuances	10,391,693

Adjustments to estimated fair value	(2,069,693)

Ending balance at June 30, 2014	$8,322,000

The derivative liabilities were valued as of February 4, 2014 and June 30, 2014, using Monte Carlo Simulation with the following assumptions:

	February 04, 2014	June 30, 2014
Closing price per share of common stock	$0.30	$0.23
Exercise price per share	$0.30 - 0.40	$0.30 - 0.40
Expected volatility	100 - 125%	100 - 115%
Risk-free interest rate	.12 - 1.46%	.08 - 1.47%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	1-5	.60-4.60

Common Stock

At the Closing Date, the Company issued 11,400,000 shares of common stock and recorded the par value of the shares issued of $11,400 (at par value of $0.001 per share) with a corresponding reduction in additional paid-in capital, given that the fair value of the warrant liability recorded exceeded the total consideration received as of the Closing Date.

7.	Coldstream Financing

In contemplation of the Merger, on April 19, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Coldstream Summit Ltd. (“Coldstream”) pursuant to which we agreed to issue and sell, and Coldstream agreed to purchase or assist in securing the purchase of $2,000,000 worth of units in a private offering within the 12-month period following the closing of the Merger (the “Coldstream Financing”). Each unit issued in the Coldstream Financing was to be sold at a price of $0.50 per share and was to consist of (i) one share of common stock and (ii) one warrant to purchase one share of common stock at an exercise price of $0.75 per share and with a term of 12 months. Pursuant to the Coldstream Financing, we issued and sold units consisting of 4,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock for aggregate gross proceeds of $2,000,000.

8.	Subsequent Events

The Company evaluated all events or transactions that occurred through August 6, 2014, the date which these consolidated financial statements were available to be issued. On July 2, 2014, our resale registration statement was declared effective by the SEC. This relates to the offering and resale by the selling securityholders of up to 45,600,000 shares of common stock par value $0.001 per share. These shares include 11,400,000 issued and outstanding shares, 11,400,000 shares of common stock underlying the Series A warrants, 11,400,000 shares of common stock underlying the Series B warrants and 11,400,000 shares underlying the Series C warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes included in this report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended September 30, 2013 filed with the Securities and Exchange Commission (“SEC”).

This report contains forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. Such forward-looking statements contained in this Form 10-Q are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit Arch’s ability to raise capital on terms favorable to the Company and its current stockholders; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired regulatory approvals in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified in the documents Arch has filed, or will file with the SEC.   Copies of Arch’s filings with the SEC may be obtained from the SEC internet site at http://www.sec.gov.   We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

As used in this report unless otherwise indicated, the “Company”, “we”, “us”, “our”, and “Arch” refer to Arch Therapeutics, Inc. and its consolidated subsidiary, Arch Biosurgery, Inc.

Corporate Overview

Arch Therapeutics, Inc. was incorporated under the laws of the State of Nevada on September 16, 2009 with the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, Arch completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), Arch’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of Arch. Prior to the completion of the Merger, Arch was a “shell company” under applicable rules of the SEC and had no or nominal assets or operations.  Upon its acquisition of ABS, Arch abandoned its prior business plan and changed its operations to the business of a life science medical device company. For financial reporting purposes, the Merger represents a “reverse merger” rather than a business combination and ABS is deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the assets, liabilities, deficit accumulated during the development stage and the historical operations that are reflected in the Company’s consolidated financial statements are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information has been consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in this report and will be so replaced in all future filings with the SEC that require financial statements to be included.

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

Our lead product candidate, AC5 Surgical Hemostatic Device™ (which we sometimes refer to as “AC5”), relies on this technology and is designed to achieve hemostasis in minimally invasive and open surgical procedures, and we hope to develop other product candidates in the future based on our technology platform aimed at stopping bleeding and sealing other leaking fluids during surgical and other procedures. AC5 is a biocompatible synthetic peptide comprising naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. We believe that the results of early data from preclinical animal tests have shown quick and effective hemostasis with the use of AC5 relative to other types of hemostatic agents.  AC5 is designed for either direct application as a liquid or application as a spray, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 is not sticky or glue-like, which we believe will enhance its utility in the setting of minimally invasive and laparoscopic surgeries.  Further, AC5 is transparent, which should make it easier for a surgeons or other healthcare providers to maintain a clear field of vision during a surgical procedure and prophylactically stop bleeding as it starts, which we call Crystal Clear Surgery™.

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

Our long-term business plan includes the following goals:

•	conducting successful biocompatibility studies and, subsequently, clinical trials on AC5;
•	obtaining regulatory approval or certification of AC5 in the European Union (“EU”), the U.S., and/or other jurisdictions as we may determine;

•	developing academic scientists and institutions to collaborate on product research and development;
•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5; and
•	developing additional product candidates in the hemostatic and sealant field.

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

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	expand and enhance our financial and operational reporting and controls. We recently hired a full time Chief Financial Officer, a Vice President of Research and Development Engineering & Quality Systems, and engaged outside consultants, adding additional financial, operational, and quality systems expertise to meet the Company’s growing needs. We expect that these actions will increase our operating expenses by approximately $400,000 per year on an annualized basis;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio. We expect these activities will increase our operating expenses by approximately $250,000 during calendar year 2014;

•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”). We expect these activities will increase our operating expenses by approximately $750,000 during the following twelve months;

•	We recently selected a Notified Body (which is a private commercial entity designated by the national government of an EU member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements) for pursuit of the European regulatory pathway, confirm our plan and pathway for obtaining a CE mark (a symbol placed on a medical device that declares the product’s compliance with the essential requirements of applicable EU health, safety and environmental legislation), and participate in related regulatory meetings. These activities commenced subsequent to June 30, 2014. We expect these activities will increase our operating expenses by approximately $175,000 during calendar year 2014;

•	identify and select additional pipeline candidates from self-assembling peptide platform for advancement into development, which activities will be ongoing as we seek to expand our product candidate portfolio. We anticipate these activities will increase our operating expenses by approximately $200,000 during calendar year 2014, of which approximately $75,000 had been recognized as of June 30, 2014;

•	conduct informal biocompatibility studies during the third calendar quarter of 2014. We expect these activities will increase our operating expenses by approximately $50,000 during calendar year 2014;

•	develop initial clinical trial protocols, complete Clinical Investigational Plan with key opinion leaders and principal investigators and submit application to Ethics Committee. We anticipate these activities will occur during the second of half of calendar 2014 and will increase our operating expenses by approximately $250,000 during said period;

•	commence a human clinical trial, the timeframe for which is dependent upon successful completion of certain manufacturing, regulatory, and biocompatibility activities. Based on current expectations, we estimate such a trial could be commenced as early as the fourth calendar quarter of 2014. We anticipate that the cost of conducting this clinical trial will be approximately $1,000,000 over the next twelve months; and

•	seek to raise additional funding to support the milestones described above and our operations generally. Even after giving effect to recent equity and debt financing activities, we do not have sufficient cash to fund such activities and we will need to raise additional funds in the near term in order to support our business and the operational activities described above. See “Liquidity and Capital Resources” below for further information.

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently have no products that have obtained marketing approval in any jurisdiction. We have net income for the three months ended June 30, 2014, of $410,759 versus net loss of $514,360 for the comparable period of 2013, which can be attributed primarily to an adjustment of the derivative liabilities to fair market value related to our outstanding warrants of $1,584,818. We have net losses for the nine months ended June 30, 2014 and 2013 of $8,777,837 and $892,254 respectively, and we have an accumulated deficit as of June 30, 2014 of $13,409,708. We are currently devoting substantially all of our efforts toward product research and development. As further discussed in “Liquidity and Capital Resources” below, we will need to raise substantial additional funds in order to continue operating our business.

Recent Developments

Not applicable

Results of Operations

The following discussion of our results of operations should be read together with the consolidated financial statements included in this report. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	June 30,	June 30,	Increase
	2014	2013	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and Administrative	825,951	451,046	374,905
Research and Development	320,345	43,750	276,595
(Loss) from Operations	(1,146,296)	(494,796)	651,500
Other income (expense)	1,557,055	(19,564)	1,576,619
Net income (loss)	410,759	(514,360)	925,119

Revenue

We did not generate revenue in either of the three months ended June 30, 2014 and 2013.

General and Administrative Expense

General and administrative expenses during the three months ended June 30, 2014 were $825,951, an increase of $374,905 compared to $451,046 during the three months ended June 30, 2013. The increase in general and administrative expense is primarily attributable to increased legal fees, accounting fees and investor relations expenses, personnel costs and stock-based compensation expenses incurred in connection with attracting and retaining key employees.

General and administrative expenses are generally expected to increase as a result of our plans to ramp up operations as resources permit and requirements to comply with public company reporting and control obligations.

Research and Development Expense

Research and development expenses during the three months ended June 30, 2014 were $320,345, an increase of $276,595 compared to $43,750 for the three months ended June 30, 2013. The increase in research and development expense is primarily attributed to increased pre-clinical development, additional headcount during the period including the appointment of our Vice President of Research and Development Engineering & Quality Systems as well as outside consultants. Research and development expenses are expected to increase as a result of our plans to pursue additional preclinical and clinical studies as resources permit and otherwise relating to development of our primary product candidate.

Other Income (Expense)

Other income during the three months ended June 30, 2014 was $1,557,055, an increase in other income of $1,576,619 compared to total other expense of $19,564 incurred during the three months ended June 30, 2013. Other income during the three months ended June 30, 2014 is attributed primarily to an adjustment of the derivative liabilities to fair market value related to our outstanding warrants of $1,584,818 partially offset by accrued interest on our outstanding debt. Other expense during the three months ended June 30, 2013 was primarily interest on our outstanding debt.

Nine months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

	June 30,	June 30,	Increase
	2014	2013	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and Administrative	2,271,443	721,565	1,549,878
Research and Development	951,101	62,356	888,745
(Loss) from Operations	(3,222,544)	(783,921)	2,438,623
Other income (expense)	(5,555,293)	(108,333)	5,446,960
Net income (loss)	(8,777,837)	(892,254)	7,885,583

Revenue

We did not generate revenue in any of the nine months ended June 30, 2014 and 2013.

General and Administrative Expense

General and administrative expenses during the nine months ended June 30, 2014 were $2,271,443, an increase of $1,549,878 compared to $721,565 during the nine months ended June 30, 2013. The increase in general and administrative expenses is primarily attributable to increased legal fees, patent prosecution costs, accounting fees, investor relations expenses, personnel costs and stock-based compensation expenses incurred in increased connection attracting and retaining key employees.

General and administrative expenses are generally expected to increase as a result of our plans to ramp up operations as resources permit and requirements to comply with public company reporting and control obligations.

Research and Development Expense

Research and development expenses during the nine months ended June 30, 2014 were $951,101, an increase of $888,745 compared to $62,356 for the nine months ended June 30, 2013. The increase in research and development expense is primarily attributed to increased intellectual property legal fees, an increase in pre-clinical development and additional headcount during the period including the appointment of our aforementioned Vice President. Research and development expenses are expected to increase as a result of our plans to pursue additional pre-clinical and clinical studies as resources permit and otherwise relating to development of our primary product candidate.

Other Income (Expense)

Other expense during the nine months ended June 30, 2014 was $5,555,293, an increase of $5,446,960 compared to other expense of $108,333 incurred during the nine months ended June 30, 2013. The increase in other expense was a result of the loss on the fair value of derivatives liabilities in excess of proceeds on the issuance of warrants of $7,541,693, partially offset by a gain in the fair market value of the derivative liabilities of $2,069,693. Other expenses during the nine months ended June 30, 2013 were primarily related to interest on our outstanding debt.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of common stock and warrants to fund our operations.  At June 30, 2014, we had cash and cash equivalents of $1,802,524 and negative working capital of $1,625,391.

Cash Used in Operating Activities

Cash used in operating activities increased $1,613,928 during the nine months ended June 30, 2014 to 2,379,498, compared to $765,570 during the nine months ended June 30, 2013. This increase was primarily due to an increase in general and administrative expense attributable to increased costs associated with legal and accounting fees resulting from being a public reporting entity, and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

There was no cash used in investing activities during the nine months ended June 30, 2014 or 2013, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities increased $2,399,968 to 3,624,703 for the nine months ended June 30, 2014, compared to $1,224,800 for the nine months ended June 30, 2013. This increase was the result of the receipt of net proceeds from our January 2014 private placement and borrowings under the Loan Agreement. Cash provided by financing activities during the nine months ended June 30, 2013 resulted from our receipt of $1,250,000 from the issuance of common stock and warrants and $250,000 from issuance of convertible notes to existing investors partially offset by the repayment of the notes payable to a related party totaling $275,000.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. We estimate that our cash requirements for our fiscal year ending September 30, 2014 will be approximately $3,800,000 - $4,000,000 (inclusive of the nine months ended June 30, 2014). We estimate that we will have sufficient cash to operate our business through October 2014.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties, in which case our current funds may not be sufficient to operate our business for the period we expect.

We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term, including restrictive covenants in the Loan Agreement that limit our ability to incur certain types of additional indebtedness and certain terms of our January 2014 private placement financing that prohibit or limit us from effecting certain types of equity financings for specified periods of time or impose anti-dilution provisions that may cause dilution to the ownership interests of our current stockholders in the event of some equity financings. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

Since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted, which dilution could be increased if certain anti-dilution protections provided to the holders of our warrants are triggered by any such equity issuance. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors. Further, newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt, which would be in addition to those currently imposed by the Loan Agreement. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Going Concern

From inception through June 30, 2014, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. As of June 30, 2014, we had incurred a net loss of $13,409,708 since our inception. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2014, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might be necessary should operations discontinue.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of June 30, 2014, and September 30, 2013.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. We account for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 505, Equity (“FASB ASC Topic 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. FASB ASC Topic 505 requires us to re-measure the fair value of stock options issued to non-employees at each reporting period during the vesting period or until services are complete.

 In accordance with FASB ASC Topic 718, Compensation-Stock Compensation, we have elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognize the compensation cost of stock-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We do not have a history of market prices of the common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Compensation-Stock Compensation (“ASC 718-10-S99”), using historical volatilities of similar public entities. The life term for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with ASC 815 Derivatives and Hedging. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using Monte Carlo simulation and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

Recent Accounting Guidance

Accounting Standards Update (ASU) 2014-10, “Development Stage Entities (Topic 915) – “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” was issued by the FASB in June 2014. Due to the fact that we are a development stage company, we currently include inception-to-date information, and certain disclosures required under U.S. GAAP in our financial statements. The amendments in this ASU (2014-10) remove all incremental financial reporting requirements from U.S. GAAP for development stage companies. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and December 15, 2015. Early adoption is permitted. We have not yet adopted the changes. The amendments when adopted, will be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively to all unrecognized tax benefits that exist at the effective date.

Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606) was issued by the FASB in May 2014. The primary purpose of the ASU is to develop a common revenue standard for revenue recognition between the FASB and the International Accounting Standards Board (IASB). The ASU removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, among other items. We are a development stage company and do not currently generate revenue, and as a result we do not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In April 2014, ASU (ASU) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, was issued. The Amendment in this update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations or financial position

Accounting Standards Update (ASU) 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued by the FASB in July 2013. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU has not had a material impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) or 15d-15(e)) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). This conclusion is based on findings that constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2014 management has identified the following material weaknesses:

(i)	We have had insufficient quantity of dedicated resources and experienced personnel involved in preparing our audited and interim consolidated financial statements and designing and implementing internal controls. As a result, a material misstatement of our interim and annual consolidated financial statements could occur and may not be prevented or detected on a timely basis. For instance, as disclosed in our Current Report on Form 8-K filed with the SEC on May 1, 2014, on April 25, 2013, we concluded that certain presentation errors existed in our consolidated financial statements as of and for the year ended September 30, 2013 and for the period from inception (March 6, 2006) through September 30, 2013, which appeared in our Annual Report on Form 10-K for the year ended September 30, 2013 filed with the SEC on December 27, 2013. Although such errors had no effect on our consolidated net loss or our consolidated stockholders’ equity (deficit) and we therefore determined that such errors were immaterial, we and our independent auditor concluded that such errors required the restatement of our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended September 30, 2013. As a result, on May 1, 2014, we filed an amendment to such Annual Report on Form 10-K/A in order to include restated consolidated financial statements that correct the identified presentation errors. See such Annual Report on Form 10-K/A, including the explanatory note included therein, for a further description of the nature of the identified presentation errors.

(ii)	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

(iii)	We have not established an audit committee of our Board of Directors, which is an important entity-level control over the preparation of our consolidated financial statements and the engagement of our independent auditor.

(iv)	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, as a result of the material weaknesses in our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency.

Remediation Efforts

Since the completion on the Merger on June 26, 2013, we have made, and expect to continue to make efforts to expand our management team and personnel base, including personnel to support our financial and accounting reporting functions. On July 7, 2014 we announced the hiring of a full time Chief Financial Officer and Treasurer. It is expected that he will, working with the CEO and the Board of Directors, continue to rectify significant financial reporting and control deficiencies. Although we believe we currently have some personnel with experience in designing and implementing adequate internal controls and with experience and formal training in preparing our audited and interim consolidated financial statements and properly analyzing and recording complex transactions in accordance with U.S. GAAP, we continue to lack sufficient resources in these areas.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a result of these and other factors, we expect that we will need substantial additional funding in the future. We would likely seek such funding through public or private securities offerings, incurrence of indebtedness, or some combination of those sources. We may also seek funding through collaborative arrangements if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. Additional funding may not be available from any of these sources when needed on acceptable terms, or at all. In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term, including restrictions in our loan agreement on our ability to incur certain types of additional indebtedness and certain terms of the Private Placement Financing, including those discussed in the risk factors below. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to additional covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

The terms of the Private Placement Financing could impose additional challenges on our ability to raise funding in the future.

The Securities Purchase Agreement related to the Private Placement Financing imposes certain restrictions on our ability to issue equity or debt securities, including the following: until the 90-day anniversary of the first date on which all the Registrable Securities (as defined in the Registration Rights Agreement) are covered by one or more effective registration statements, we may not offer, sell or issue any securities, except for equity awards granted to service providers and securities issued in connection with certain types of strategic transactions; until the six-month anniversary of the first date on which all the Registrable Securities (as defined in the Registration Rights Agreement) are covered by one or more effective registration statements, the investors in the Private Placement Financing shall have certain notice and participation rights with respect to offers and sales of securities that we may pursue; and until the earlier of the 12-month anniversary of the first date on which all the Registrable Securities (as defined in the Registration Rights Agreement) are covered by one or more effective registration statements and the date on which the investors in the Private Placement Financing have sold all such Registrable Securities, we may not effect or enter into an agreement for a VRT, where a “VRT” is a transaction in which we (i) issue convertible securities at (A) a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of our common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enter into any agreement whereby we or any subsidiary may sell securities at a future determined price. In addition, the Warrants contain certain anti-dilution protections that adjust downward the exercise price of the Warrants and increase the number of shares issuable under such Warrants in the event we offer, sell and issue securities at a lower price per share than the then-effective per share exercise price of the Warrants, in which case the per share exercise price of the Warrants will be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the Warrants will be adjusted accordingly so that the aggregate exercise price upon full exercise of the Warrants immediately before and immediately after such per share exercise price adjustment are equal. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations. Additionally, certain of these provisions, including the anti-dilution protections in the Warrants, could further dilute the ownership interests of our other current common stockholders.

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

We have identified material weaknesses in our internal control over financial reporting, which could, if not remediated, result in material misstatements in our financial results.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As disclosed in Item 9A of Part II of our Annual Report originally filed on December 27, 2013 and amended on May 1, 2014 and in Item 4 of Part I of our Quarterly Report filed on May 15, 2014, management has identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of March 31, 2014. Additional material weaknesses have been identified in our internal control over financial reporting during our current fiscal quarter, which were identified by management in connection with restating our consolidated financial statements included in our most recently filed Annual Report. A material weakness in internal control over financial reporting is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded in our latest annual assessment that our internal control over financial reporting was not effective as of September 30, 2013, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Additional resources are needed to address our material weaknesses. We have developed proposed actions aimed at remediating the material weaknesses we have identified in our internal control over financial reporting. As of July 7, 2014, we have hired a new Chief Financial Officer who serves on a full-time basis. He will, working with the CEO and the Board of Directors, continue to rectify significant financial reporting and control deficiencies. If our remedial measures are insufficient to address the material weaknesses we have identified, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, there may be an increased likelihood that our consolidated financial statements contain material misstatements. A restatement of our financial results could result in substantial costs to us for accounting and legal fees and could lead to litigation against us. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we would be unable to conclude that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, and the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

We maintain sensitive data pertaining to our Company on our computer networks, including information about our research and development activities, our intellectual property and other proprietary business information. Our internal computer systems and those of third parties with which we contract may be vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, despite the implementation of security measures. System failures, accidents or security breaches could cause interruptions to our operations, including material disruption of our research and development activities, result in significant data losses or theft of our intellectual property or proprietary business information, and could require substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and our research and development programs could be delayed, any of which would harm our business and operations.

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

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. Any clinical trials that are planned or which commence for any of our product candidates could be delayed, limited or fail for a number of reasons, including if:

•	the FDA or other regulatory authorities do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;

•	sufficient suitable subjects do not enroll or remain in our trials;
•	we fail to produce necessary amounts of product candidate;
•	subjects experience an unacceptable rate of efficacy of the product candidate;
•	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product candidate;
•	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;
•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;
•	third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on their anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;
•	inspections of clinical trial sites by the FDA or an institutional review board (“IRB”) or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;
•	manufacturing facilities of our third party manufacturers are ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) or other applicable requirements;
•	third-party contractors become debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements;
•	the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third party contractors are unable to satisfy;
•	one or more IRBs refuses to approve, suspends or terminates a trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial;
•	the FDA or other regulatory authorities seek the advice of an advisory committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;
•	the FDA or other regulatory authorities require us to expand the size and scope of the clinical trials, which we may not be able to do; or
•	the FDA or other regulatory authorities impose prohibitive post-marketing restrictions on any of our product candidates that attains regulatory approval.

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

Risks Related to Ownership of our Common Stock

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

If we issue additional shares in the future, including issuances of shares upon exercise of the Warrants, our existing stockholders will be diluted.

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

The number of shares of our common stock into which each of the Warrants issued in connection with the Private Placement Financing is exercisable and the exercise price therefor are subject to adjustment as set forth in the Warrants, including, without limitation, adjustment to the exercise price of the Warrants in the event of certain subsequent issuances and sales of shares of our common stock (or securities convertible or exercisable into shares of our common stock) at a price per share lower than the then-effective exercise price of the Warrants, in which case the per share exercise price of the Warrants will be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the Warrants will be adjusted accordingly so that the aggregate exercise price upon full exercise of the Warrants immediately before and immediately after such per share exercise price adjustment are equal, as well as customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders. In the event any such adjustment is triggered, the Warrants could become exercisable for a greater number of shares of our common stock and thereby further dilute the ownership of our other stockholders if those Warrants are exercised. Depending on the terms of any subsequent issuance of securities or other circumstance that might trigger such an adjustment and the number of Warrants that are exercised, the amount of any such dilution could be significant.

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

We were required to file a resale registration statement in connection with the Private Placement Financing to register both the shares of our common stock that were issued and the shares of our common stock underlying the Warrants. Upon the effectiveness of our resale registration statement on July 2, 2014, approximately 16% of our currently issued and outstanding common stock became registered and freely tradable, and, assuming no adjustments to and the full exercise of the Warrants that were registered and no other issuances of our common stock, up to 32% of our then-issued and outstanding common stock would become registered and freely tradable. The sales of such shares in the market, or the perception that such sales could occur following the effectiveness of our resale registration statement, could cause our stock price to fall. Additionally, pursuant to the 2013 Plan, we are currently authorized to grant equity awards to our employees, directors and consultants for up to an aggregate of 10,231,197 shares of our common stock (and such authorized amount may increase by up to 3 million shares each fiscal year as set forth in the 2013 Plan), and there are additional currently outstanding warrants to acquire up to 4,145,985 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Additional risks may exist because we recently completed a “reverse merger” transaction. Securities analysts of major brokerage firms may not provide coverage of the Company because there may be little incentive to brokerage firms to recommend the purchase of our common stock. There may also be increased scrutiny by the SEC and other government agencies and holders of our securities due to the nature of the transaction, as there has been increased focus on transactions such as the Merger in recent years. Further, since the Company existed as a “shell company” under applicable rules of the SEC up until the closing of the Merger on June 26, 2013, there will be certain restrictions and limitations on the Company going forward relating to any potential future issuances of additional securities to raise funding and compliance with applicable SEC rules and regulations.

The Company may have material liabilities that were not discovered before the closing of the Merger.

The Company may have material liabilities that were not discovered before the consummation of the Merger. We could experience losses as a result of any such unasserted liabilities that are eventually found to be incurred, which could materially harm our business and financial condition. Although the Merger Agreement contained customary representations and warranties from the Company concerning its assets, liabilities, financial condition and affairs, there may be limited or no recourse against the Company’s prior owners or principals in the event those prove to be untrue. As a result, the stockholders of the Company bear risks relating to any such unknown or unasserted liabilities.

Certain of our directors and officers own a significant percentage of our capital stock and are able to exercise significant influence over the Company.

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

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144. In addition, any shares of our common stock that are held by affiliates, including any that are registered, will be subject to the resale restrictions of Rule 144.

Rule 144 imposes requirements on us and our stockholders that must be met in order to effect a sale thereunder.  As a result, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant additional time and cash resources and which we presently have no intention to pursue. Further, it may be more difficult for us to compensate our employees and consultants with our securities instead of cash. We were a shell company prior to the closing of the Merger, and such status could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned), and could cause the value of our securities to decline. In addition, any shares held by affiliates, including shares received in any registered offering, will be subject to certain additional requirements in order to effect a sale of such shares under Rule 144.

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

Item 6. Exhibits

Exhibit	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer
101.INS*	XBRL Instance Document **
101.SCH*	XBRL Taxonomy Extension Schema Document **
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document **

* Filed herewith.

** Users of this interactive data file are advised that pursuant to Rule 406T of Regulation S-T this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes for Section 18 of the Securities Exchange Act of 1934, and otherwise not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: August 6, 2014	By:	/s/ TERRENCE W. NORCHI
Terrence W. Norchi
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2014	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

