Form 10-K
period 2014-09-30
Arch Therapeutics, Inc.
filed 2014-12-12
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54986

ARCH THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0524102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 William Street, Suite 270
Wellesley, MA	02481
(Address of principal executive offices)	(Zip Code)

(617) 431-2313
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the average of the bid and asked price of such common equity, was approximately $18,000,000 For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates.

As of December 10, 2014, 76,076,487 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Annual Report on Form 10-K contains forward-looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. Such forward-looking statements contained in this Form 10-K are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; anti-dilution protection afforded investors in prior financing transactions and restrictions under its existing loan agreement with the Massachusetts Life Sciences Center that may restrict or prohibit Arch’s ability to raise capital or borrow funds on terms favorable to the Company and its current stockholders; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired regulatory approvals in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified in the documents Arch has filed, or will file with the SEC. Copies of Arch’s filings with the Securities and Exchange Commission (“SEC”) may be obtained from the SEC internet site at http://www.sec.gov. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

As used in this Annual Report on Form 10-K unless otherwise indicated, the “Company”, “we”, “us”, “our”, and “Arch” refer to Arch Therapeutics, Inc. and its consolidated subsidiary, Arch Biosurgery, Inc.

We have pending trademark applications for AC5 Surgical Hemostatic Device™, AC5 Surgical Hemostat™, AC5™, Crystal Clear Surgery™, NanoDrape™ and NanoBioBarrier™. All other trademarks, trade names and service marks included in this Annual Report on Form 10-K are the property of their respective owners.

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

For financial reporting purposes, the Merger represented a “reverse merger” rather than a business combination and ABS was deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the assets, liabilities, deficit accumulated during the development stage and the historical operations that are reflected in the Company’s consolidated financial statements are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information was consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in this report and will be so replaced in all future filings with the SEC that require financial statements to be included.

ABS was incorporated under the laws of the Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc., changed its name to Arch Therapeutics, Inc. on April 7, 2008, and changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc. upon the closing of the Merger on June 26, 2013.

Our Current Business

The Company is in the development stage, has generated no operating revenues to date, and is devoting substantially all of its operational efforts toward product research and development. We aim to develop products that make surgery and interventional care faster and safer by using a novel approach to stop bleeding (referenced as “hemostasis”), control leaking (referenced as “sealant”), and provide other advantages during surgery and trauma care. Our core technology is based on a self-assembling peptide that creates a physical, mechanical barrier, which could be applied to seal organs or wounds that are leaking blood and other fluids. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our plan and business model is to develop products that apply that core technology for use with bodily fluids and tissues.

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of common stock and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. The Company believes that its current cash and cash equivalents on hand will only be sufficient to meet its anticipated cash requirements into March 2015. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, on or prior to March 2015 in order to continue to fund operations. However, there can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

Our Core Technology

Our primary product candidate, AC5 Surgical Hemostatic Device™ (“AC5” or “AC5™”), relies on our core technology and is designed to achieve hemostasis in minimally invasive and open surgical procedures, and we hope to develop other products in the future based on our technology platform aimed at stopping bleeding and sealing other leaking fluids during surgical and other procedures. AC5 is a biocompatible synthetic peptide comprising naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. We believe that the results of early data from preclinical animal tests have shown quick and effective hemostasis with the use of AC5 relative to other types of hemostatic agents. AC5 is designed for either direct application as a liquid or application as a spray, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 is not sticky or glue-like, which we believe will enhance its utility in the setting of minimally invasive and laparoscopic surgeries. Further, AC5 is transparent, which should make it easier for a surgeons or other healthcare providers to maintain a clear field of vision during a surgical procedure and prophylactically stop bleeding as it starts, which we call Crystal Clear Surgery™. Finally, Arch and an independent third-party research group have each conducted preclinical studies that have provided evidence that AC5 can result in improved average time to hemostasis (“TTH”) when applied to animal test subjects, and that TTH was comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutics doses of anticoagulants or antiplatelet medications, commonly called “blood thinners”.

We have devoted much of our operations to date to the research and development of our core technology, including selecting our initial product composition, conducting initial safety and other related tests, generating scale-up, reproducibility and manufacturing and formulation methods, and developing and protecting the intellectual property rights underlying our technology platform. Manufacturing method and formulation optimization are important parts of peptide development. Manufacturing and formulation optimization for Arch products, including AC5, has been and continues to be done with extensive collaboration among our team and partners. The processes are focused on optimizing traditional product parameters to target specifications covering performance, biocompatibility, physical appearance, stability, and handling characteristics, among others. Success or failure in both setting and realizing appropriate specifications may directly impact the anticipated clinical trial and subsequent commercialization timelines for AC5 and other planned products.

Preclinical Development

We are advancing through our planned preclinical program for AC5. We are focused on scale-up of selected manufacturing methods and formulation optimization while preparing for our first-in-human clinical trial. In parallel, we are conducting certain preclinical in vivo and in vitro tests, while additional preclinical testing will occur after completion of the manufacturing scale-up and formulation optimization steps. Self-assembling peptide manufacturing and formulation optimization are challenging, and any delays could negatively impact our anticipated clinical trial and subsequent commercialization timeline. In order to market and sell AC5 and other Arch planned products, successful human clinical trials, additional testing, and regulatory approvals and certifications will be required. A co-founding inventor of certain of our technology, Dr. Rutledge Ellis-Behnke, performed a significant portion of the early preclinical animal experimentation conducted on our technology. Some of the most significant findings from Dr. Ellis-Behnke’s studies have been published. Additionally, through collaboration with the National University of Ireland system, preclinical bench-top and animal studies have been performed in Dublin and Cork, Ireland. As a continuation of our commitment to our product development we are currently negotiating a potential collaboration agreement with CÚRAM Centre for Research in Medical Devices ("CÚRAM"). CÚRAM is a major new national research center being established at the National University of Ireland Galway (“NUIG”) in Galway, Ireland, as part of a six-year grant from the Irish government. Proceeds, which are expected to be released by the Irish government in January 2015, are intended to fund collaborative work performed by CÚRAM and its planned industry partners which, subject to the execution of a definitive collaboration agreement, would include Arch. Industry partners, which will benefit by provision of highly skilled personnel, significant grant funding, and available infrastructure support, will provide capital to match a portion of the government funds designated for their respective R&D programs. There can be no assurance that we will be successful in negotiating a definitive collaboration agreement with CÚRAM. We have also engaged, on a fee for service basis, several private third party facilities in the United States to perform certain preclinical bench-top and animal studies, which are often conducted with assistance from our scientific team, and we continue to engage third parties for such services as needed and as appropriate.

In the preclinical animal tests conducted to date, AC5 has demonstrated improved average time to hemostasis (“TTH”) when applied to animal brains, spinal cords and livers. Those studies have tested TTH when using AC5 during a range of surgical procedures compared to TTH when using a control substance, a saline control substance, a control peptide, and a cautery control substance during those same procedures. The results of those tests have shown a TTH of under 15 – 30 seconds when AC5 was applied, compared to a TTH ranging from 80 to significantly more than 300 seconds when various control substances were applied, depending on the nature of the control substance and procedure performed.

Additionally, the preclinical tests that have been conducted to date, provide evidence that AC5 can stop bleeding in models of liver bleeding in animals that had been treated with therapeutics amounts of anticoagulant and antiplatelet medications, commonly called “blood thinners.” In one preclinical study, an independent third-party research group obtained positive data assessing the use of AC5 in animals that had been treated with therapeutic doses of the antiplatelet medications Plavix® (clopidogrel) and aspirin, alone and in combination. The results of the study were consistent with data obtained from two prior preclinical studies, in which AC5 quickly stopped bleeding from surgical wounds created in rats following treatment with clinically relevant doses of the anticoagulant medication heparin. In these studies, the average TTH after AC5 was applied to bleeding liver wounds of animals that had been medicated with anticoagulants was comparable to the average TTH as measured in their non-anticoagulated counterparts.

Finally, in the preclinical tests conducted to date, AC5 has also demonstrated biocompatibility and normal healing of tissue treated with the product. Further, animals whose liver, spleen, femoral artery, eye or brain was treated with AC5 have shown no ill effects. We believe that the peptide degrades into the naturally occurring amino acids from which it was originally synthesized, which are molecules that already exist in large quantities in the human body.

Our current and planned near-term activities are focused on manufacturing scale-up, formulation optimization, and other preclinical activities, and planning for clinical trial testing of AC5

Development and Commercialization Strategy

Our present business model is to operate with a relatively small internal team of key personnel and engage third party service providers to conduct larger scale research, development and manufacturing activities. Our internal team collectively has a broad range of expertise and experience working with and managing third party vendors. This general approach enables us to use the services of third party entities, which are expert, in various aspects of our operations, while preserving capital and efficiencies by avoiding certain internal scale-up costs and resource duplication.

Research and Development; Manufacturing

Use of Third Party Relationships

To date, we have engaged third party laboratory facilities run by experts in Europe and the U.S. to perform preclinical research and development activities. Those engagements have assisted in our development of our primary product candidate, as well as our generation of appropriate analytical methods, scale-up, and other procedures for use as a “blueprint” for third party manufacturers to produce the product on a larger scale for purposes of further preclinical and clinical testing and ultimately, if required approvals are obtained, commercialization.

We have initiated the transition to traditional contract manufacturing and related organizations. We have commenced relationships and work with manufacturers operating with the current good manufacturing practices (“cGMP”) required by applicable regulatory agencies in order to scale up and produce formulation material to be used for final preclinical testing and clinical trials.

Manufacturing Methods

We believe that the manufacturing methods used for a product, including the type and source of ingredients and the burden of waste byproduct elimination, are important determinants of its opportunity for profitability. Industry participants are keenly aware of the downsides of technologies that rely on expensive biotechnology techniques and facilities for manufacture, onerous and expensive programs to eliminate complex materials, or ingredients that are sourced from the complicated process of human or other animal plasma separation, since those products typically are expensive, burdensome to produce, and at greater risk for failing regulatory oversight.

The manufacturing methods that we intend to be utilized to produce AC5 and other potential future product candidates rely on synthetic organic chemistry, a detailed, complex and difficult process to manage. Although use of those methods requires that we engage a manufacturer that can employ certain expertise with the technology, skill and know-how involved with those methods, the required manufacturing equipment to use those methods is widely available. Furthermore, improvements in relevant synthetic manufacturing techniques over the past decade have reduced their complexity and cost, while increasing large-scale cGMP capacity. Moreover, our planned product candidates, including AC5, will be synthesized from naturally occurring ingredients that are not sourced from humans or other animals, but do exist in humans in their natural state. That type of ingredient may be more likely to be categorized as “generally recognized as safe”, or “GRAS”, by the U.S. Food and Drug Administration (“FDA”).

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

Medical devices in the European Union (“EU”) and the U.S. are classified along a spectrum. We anticipate that AC5 will be a Class III medical device in these jurisdictions, subject to the process for obtaining a CE mark in the EU and the premarketing authorization process in the U.S. While the Class III status is a higher-level classification than for devices not comprised of novel materials and involves additional procedures and regulatory scrutiny of the product candidate to obtain approvals, we believe that it provides less regulatory ambiguity.

Biocompatibility Tests and Clinical Trials

Before initiating any human clinical trials, we will need to complete the biocompatibility assessment of AC5. Standard required tests to assess biocompatibility, as set forth in ISO 10993 issued by the International Organization for Standardization, include:

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

We are currently engaged in biocompatibility studies for AC5. Following the successful completion of biocompatibility tests for AC5, we expect to focus on conducting required human clinical trials. We currently plan to conduct the first-in-human clinical trial of AC5 in Europe. Assuming successful results of the trial, we expect that we will then pursue a CE mark, the required European approval to market and commercialize a medical device such as AC5, prior to pursuing approval by the U.S. FDA.

We expect that we will pursue approvals for use of AC5 as a hemostatic agent in surgical and dermatological settings, and we may also seek to obtain approvals for additional potential indications for use of the product, which we may pursue either opportunistically or once initial regulatory approval for the product is obtained.

Commercialization

Our long-term commercialization plan for at least some of our product candidates could entail entering into one or more collaboration agreements or strategic partnerships. Based on our current general approach and strategy of utilizing the expertise and resources of third party service providers and relatively maintaining a relatively small internal team, we currently expect that we may pursue some degree of strategic collaborations or partnerships with third parties, which could include licensing arrangements, distribution and supply partnerships, engagement of external regulatory experts and/or marketing and sales teams, among other types of potential relationships. We presently believe that certain relationships could improve our ability to obtain regulatory approval for our product candidates and attain market acceptance for and profitable sales of those product candidates, and that our current and planned activities and milestones relating to AC5 are well-aligned with the needs of the market and potential partners and collaborators that may wish to enter or expand their presence in our target markets.

We envision the potential future customers in the marketplace for AC5 and any other hemostatic or sealant agent we may pursue will include surgeons and other doctors, government agencies such as the Department of Defense, hospital and operating room management and ambulance and other trauma specialists.

Plan of Operations

Our long-term business plan includes the following goals:

•	conducting successful biocompatibility studies and, subsequently, clinical trials on AC5;

•	expanding and protecting our intellectual property portfolio;

•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 in the European Union (“EU”), the U.S., and other jurisdictions as we may determine;

•	developing academic scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding to support the milestones described above and our operations generally;

•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	complete the clinical trial protocol and Clinical Investigational Plan with principal investigators for AC5 and submit application to Ethics Committee and required authoritative agencies for our initial clinical trial;

•	commence and complete a human clinical trial for AC5, the timeframe for which is dependent upon successful completion of certain manufacturing, regulatory, and biocompatibility activities; based on current expectations, we estimate such a trial could be initiated in the first half of 2015;

•	continue to expand and enhance our financial and operational reporting and controls;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and

•	assess our self-assembling peptide platform in order to identify and select product candidates for advancement into development.

With respect to our objectives relating to AC5, we currently project requiring $5,000,000 - $8,000,000 of additional capital to complete the milestones to obtain regulatory approval in Europe. We expect that obtaining regulatory approvals in the U.S., including conducting additional required clinical trials, would require at least an estimated additional $8,000,000 - $10,000,000 in capital. These estimated amounts could increase by potentially large amounts if any number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “Risk Factors” in this Annual Report.

We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently anticipate, as of the date of this Annual Report on Form 10-K we expect to have sufficient funds to operate our business into March 2015. We could spend our financial resources much faster than we expect, in which case our current funds may not be sufficient to operate our business for the entire duration of that period.

We have no commitments for any future capital. As indicated above, we will require significant additional financing to fund our planned operations, including further research and development relating to AC5 , seeking regulatory approval of that or any other product we may choose to develop, commercializing any product for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or business, and maintaining our intellectual property rights, pursuing new technologies and for financing the investor relations and incremental administrative costs associated with being a public corporation. We do not presently have, nor do we expect in the near future to have, revenue to fund our business from operations, and we will need to obtain all of our necessary funding from external sources for the foreseeable future. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Since inception, we have funded our operations primarily through borrowings and the issuance of convertible debt and units consisting of common stock and warrants, and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. The terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors. Further, newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment-banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Industry and Competition

According to a 2012 report produced by MedMarket Diligence, LLC, approximately 114 million surgical and procedure-based wounds occur annually worldwide, including 36 million from surgery in the U.S. Since the early days of modern minimally invasive surgery in the 1990s, the percent of surgeries performed minimally invasively has increased significantly such that it is now widespread and common. Minimally invasive surgery is often called laparoscopic surgery, although there are additional types. Minimally invasive surgical procedures often present the surgeon with fewer margins for potential error and less capacity to deal with certain risks, such as excessive bleeding, without converting the surgery to a traditional open procedure. We believe that the performance and safety of both minimally invasive and traditional surgeries and other procedures could benefit from newer hemostatic agents and sealants, because surgical and trauma patients are at significant risk for morbidity and mortality from bleeding and/or leaking body fluid.

Additional trends that support a demand for hemostatic and sealant products include the following:

•	overall procedure volume growth;

•	ambulatory same day surgery volume growth;

•	minimally invasive surgery procedure volume growth;

•	efforts to reduce operating room time; and

•	increased prevalence of anticoagulant use, which predispose patients to bleeding. .

As a result of this demand, use of hemostatic agents and sealants is increasing. According to MedMarket Diligence, the market for these products achieved approximately $3.4 billion in worldwide sales in 2010 and is projected to reach $5.5 billion in 2015 and surpass $6.5 billion in 2017. Over two-thirds of those sales are for hemostats. Further, the projected growth rate and incremental demand for sealants may be even higher than that for hemostats due to a general lack of available products and potentially larger unmet need.

In spite of the large size of the market for these products, many available hemostatic agents and sealants possess a combination of limitations, including slow onset of action, general unreliability, user-unfriendliness, and risk for adverse effects, such as healing problems, adhesion formation, infection and other safety concerns. Many of the deficiencies of currently available hemostatic agents and sealants are the comparable to those of their earlier-generation counterparts, as revolutionary advances in underlying technologies have been elusive.

In the course of developing AC5, we engaged commercial strategy and marketing consultants to understand the needs of potential customers and to assess product feature preferences. As we expected, better efficacy and reliability were identified as product features important to those customers, and we discovered that other product features are important to achieving broad market acceptance. Surgeons, operating room managers, sales representatives for currently available hemostatic products, and hospital decision-makers identified the following as desirable characteristics of a hemostatic agent, which we carefully considered in developing AC5 and which we believe are well satisfied by our primary product candidate:

•	laparoscopic friendly;

•	easily handled and applied;

•	promotes a clear field of vision and does not obstruct view;

•	non-viscous and flowable;

•	non-sticky (to tissue or equipment);

•	permits normal healing;

•	indifferent to status of coagulation cascade or “blood thinning” drugs;

•	non-toxic; and

•	contains neither blood nor tissue components from either humans or other animals.

We hope that AC5 will meet these particular market demands, and we anticipate its use in minimally invasive or laparoscopic surgery as well as open surgery. While open surgery represents the more established market for hemostatic agents, the number of surgeries performed by minimally invasive techniques, including laparoscopic surgery, has been growing over the past two decades and is significant. Less invasive laparoscopic procedures produce shorter recovery times, faster discharges, less scarring, less pain and less need for pain medications. Many of the hemostasis products currently available do not possess certain features and handling characteristics required for use in a laparoscopic setting. For instance, many available products are difficult to use laparoscopically because they tend to be sticky, powdery, fabric-based or are otherwise difficult to control and/or insert into the small tubes used during many laparoscopic procedures. We believe that the novel features and differentiating characteristics of AC5 will make it more suitable for laparoscopic surgeries than many or most presently available alternatives.

Further, available data indicates that there may be increased pressure to perform more complex surgeries at reduced costs, including conducting operations in less expensive outpatient settings. Although accurate current statistics are difficult to obtain, a National Health Statistics Report from 2006 and updated in 2009 indicates that outpatient surgery volume is increasing by approximately 5% annually, and a 2009 report covering U.S. surgical procedures suggests that inpatient surgery volume is declining 1% per year. We believe that a motivating factor of this trend may be the increased costs associated with hospital inpatient procedures performed in operating rooms, which, according to MedMarket Diligence, have been estimated to cost between $2,000 and $10,000 per hour. These costs likely motivate increased operating room throughput and increased volume of procedures performed in outpatient settings. Both of those trends highlight the need for highly effective hemostatic agents and sealants that can decrease operating room time for inpatient procedures and help to increase the safety of performing more types of procedures in less expensive outpatient settings.

Participants in the hemostatic and sealant market currently includes large companies, such as Johnson & Johnson and its affiliated companies, Covidien plc and Baxter Healthcare Corporation, as well as various smaller companies such as The Medicines Company and a range of wound care companies.

Commercially available products in the hemostasis field with which we would expect AC5 to compete if it obtains required regulatory approvals can cost between $50 and $500 per procedure, with the higher value added products generally priced at the upper end of that range. Production costs of many of those products are significant, as they may require biotechnology or plasma separation technologies to manufacture, and they may require ingredients or other materials that are expensive to obtain. We believe that, assuming receipt of required regulatory approvals, AC5 will be well positioned to compete against currently available products as a result of its broad applicability in various types of surgical settings and its features that address drawbacks seen in many available hemostatic agents. Furthermore, our planned use of a manufacturing method that we expect will be relatively simple and cost-effective compared to methods used to manufacture many currently available hemostatic products could enable any future sales to be made at competitive price points within the market range.

Potential Disadvantages of AC5 Compared to the Competition

Some potential disadvantages of AC5 compared to the hemostatic agents currently on the market with which we would expect AC5 to compete if it obtains required regulatory approvals are as follows:

•	The favorable handling characteristics of AC5 are the result of its non-sticky and non-glue-like nature. However, if a surgeon or healthcare provider requires a product to adhere tissues together, or provide similar glue-like action, then AC5 in its current form would not achieve that effect.

•	While we project that AC5 will be relatively economical to manufacture at scale, it may not be able to compete from a price perspective with inexpensive means to stop bleeding, such as application of pressure or use of bandages or other inexpensive hemostatic agents.

•	We have not completed preclinical and clinical human trials relating to AC5, whereas the competition has done so where required for their marketed products. Accordingly, the safety and efficacy of AC5 has not been demonstrated or accepted by required regulatory agencies, and we will require significant resources in order to conduct the required trials and other tests to attempt to obtain such approvals.

Research and Development Expenditures

Our research and development expenses to date have primarily included costs to develop our core technology and AC5. During the year ended September 30, 2014, we incurred $1,477,479 in research and development expenses, as compared to $218,901 incurred during the year ended September 30, 2013. We expect our research and development activities and expenses to increase significantly as we execute on our business plan and pursue clinical trials.

Regulation by the FDA and Similar Foreign Agencies

Our research, development and clinical programs, as well as our manufacturing and marketing operations that may be performed by us or third party service providers on our behalf, are subject to extensive regulation in the U.S. and other countries. Most notably, we believe that AC5 will be subject to regulation as a medical device under the U.S. Food Drug and Cosmetic Act (the “FDCA”) as implemented and enforced by the FDA and equivalent regulations enforced by foreign agencies in any other countries in which we desire to pursue commercialization. The FDA and its foreign counterparts generally govern the following activities that we do or will perform or that will be performed on our behalf, as well as potentially additional activities, to ensure that products we may manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

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

Prior to conducting a clinical trial, we also would be required to enroll a sufficient number of patients to conduct the trial and obtain each patient’s informed consent in a form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. Many factors could lead to delays or inefficiencies in conducting clinical trials, some of which are discussed under the heading “Risk Factors” in this Annual Report. Further, we, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to the subjects of the trial outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S.

We have not commenced any human clinical trials. We have commenced certain biocompatibility studies, described above under the heading “Development and Commercialization Strategy—Regulatory—Biocompatibility Tests and Clinical Trials”, that are typically completed prior to commencing clinical trials. We will require significant additional funding and preparation before we are able to initiate the first clinical trial for AC5 and in order to complete all required trials to obtain marketing approval in the U.S.

Pre-Marketing Regulation in the EU

Medical Device Classification

Similar to the U.S., the EU recognizes different class of medical devices. The EU recognizes Class I, Class IIa, Class IIb or Class III medical devices, with the classification determination depending on the amount of potential risk to the patient associated with use of the medical device. Classification involves rules found in the EU’s Medical Device Directive. Key questions of relevance include the degree of the device’s contact with the patient, invasiveness, active nature, and indications for use. The medical device classes recognized in the EU are as follows:

•	Class I, which are considered low risk devices, such as wheelchairs and stethoscopes, and require pre-market notification prior to placing the devices onto the EU market;

•	Class IIa, which are considered low-medium risk devices and require certification by a Notified Body (which is a private commercial entity designated by the national government of an EU member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements);

•	Class IIb, which are considered medium-high risk devices and require certification by a Notified Body; and

•	Class III, which are considered high-risk devices and require certification by a Notified Body.

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

Under applicable EU medical device directives, a CE mark is a symbol placed on a product that declares the product’s compliance with the essential requirements of applicable EU health, safety and environmental protection legislation. In order to receive a CE mark for a product candidate, the company producing the product candidate must select a country in which to apply. Each country in the EU has one competent authority (“CA”) that implements the national regulations by interpreting the EU directives. CAs also designate and regulate Notified Bodies. An assessment by a Notified Body in the selected country within the EU is required in order to commercially distribute the device. In addition, compliance with ISO 13485 issued by the International Organization for Standardization, among other standards, establishes the presumption of conformity with the essential requirements for CE marking. Certification to the ISO 13485 standard demonstrates the presence of a quality management system that can be used by a manufacturer for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

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

Regulation by Other Foreign Agencies

International sales of medical devices outside the EU may be subject to government regulations in each country in which the device is marketed and sold, which vary substantially from country to country. The time required to obtain approval by a non-EU foreign country may be longer or shorter than that required for FDA or CE mark clearance or approval, and the requirements may substantially differ.

Other Governmental Regulations and Environmental Matters

We are or may become subject to various laws and regulations regarding laboratory practices and the use of animals in testing, as well as environmental laws and regulations governing, among other things, any use and disposal by us of hazardous or potentially hazardous substances in connection with our research. At this time, costs attributable to environmental compliance are not material. In each of these areas, applicable U.S. and foreign government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on our business. Additionally, if we are able to successfully obtain approvals for and commercialize our product candidates, then our products and Company may become subject to various federal, state and local laws targeting fraud, abuse, privacy and security in the healthcare industry.

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

We have filed 16 patent applications for self-assembling peptides and methods of use thereof in five jurisdictions, all of which are pending. We have also entered into a license agreement with MIT pursuant to which we have been granted exclusive rights under one portfolio of patents and non-exclusive rights under another portfolio of patents. The portfolio exclusively licensed from MIT includes a total of 30 patent applications in 10 jurisdictions, of which 15 are currently pending, six are granted, and one is allowed. The portfolio non-exclusively licensed from MIT includes 7 issued patents in three jurisdictions that expire between 2016 and 2027 (absent patent term extension), and five pending patent applications in four jurisdictions.

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

We also were granted a non-exclusive sub-license of a patent assigned to MIT and in turn licensed by MIT to the sub-licensing third party. This patent expired in 2014. This sub-license was a fully-paid and royalty-free license and did not provide any outbound license grant to any ABS owned or exclusively licensed intellectual property. We presently do not anticipate any material impact on our business or operations resulting from the expiration of this patent in 2014.

We have pending trademark applications for AC5 Surgical Hemostatic Device™, AC5 Surgical Hemostat™, AC5™, Crystal Clear Surgery™, NanoDrape™ and NanoBioBarrier™.

Employees

We presently have five full-time employees and two part-time employees, and make extensive use of third party contractors, consultants, and advisors to perform many of our present activities. We expect to increase the number of our employees as we increase our operations.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require significant additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. Moreover, our cash position is vastly inadequate to support our business plans and substantial additional funding will be needed in order to pursue those plans, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements into March 2015

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future, and we may never generate revenue or achieve or maintain profitability.

We have incurred losses in each year since our inception and we expect that losses will continue to be incurred in the foreseeable future in the operation of our business. To date, we have financed our operations entirely through equity and debt investments by founders, other investors and third parties, and we expect to continue to rely on these sources of funding, to the extent available in the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs incurred in connection with both the closing of the Merger and complying with public company reporting and control obligations, and personnel expenses. We have devoted substantially all of our time, money and efforts to date to the advancement of our technology and raising capital to support our business, and expect to continue to devote significant time, money and efforts to such activities going forward.

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

To become and remain profitable, we must succeed in developing and eventually commercializing product candidates with significant market potential. This will require us to be successful in a number of challenging activities, including successfully completing preclinical testing and clinical trials of product candidates, obtaining regulatory approval for our product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of many of those activities. We may never succeed in those activities and may never generate operating revenues or achieve profitability. Even if we do generate operating revenues sufficient to achieve profitability, we may not be able to sustain or increase profitability. Our failure to generate operating revenues or become and remain profitable would impair our ability to raise capital, expand our business or continue our operations, all of which would depress the price of our common stock. A further decline or lack of increase in the prices of our common stock could cause our stockholders to lose all or a part of their investment in the Company.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

Based on our current operating expenses and working capital requirements, we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements into March 2015. In addition to the funds raised from our previous equity and convertible debt financings and borrowings under the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) that we entered into with the Massachusetts Life Sciences Center (“MLSC”), we will need to obtain additional financing on or prior to March 2015 to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities, particularly as we commence preclinical and clinical development for our lead product candidate, AC5. In particular, we currently estimate that we will require at least $13,000,000 to $18,000,000 in additional capital to obtain regulatory approval of AC5 in the U.S. and Europe. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our research and preclinical development activities;

•	the scope, progress, results, costs, timing and outcomes of any clinical trials conducted for any of our product candidates;

•	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;

•	the timing of and the costs involved in obtaining regulatory approvals for our product candidates;

•	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the costs associated with maintaining and expanding our product pipeline;

•	the costs associated with expanding our geographic focus;

•	operating revenues, if any, received from sales of our product candidates, if any are approved by the U.S. Food and Drug Administration (“FDA”) or other applicable regulatory agencies;

•	the cost associated with being a public company, including obligations to regulatory agencies, and increased investor relations and corporate communications expenses; and

•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees.

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We may also seek funding through collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all. In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term, including restrictions in the MLSC Loan Agreement on our ability to incur certain types of additional indebtedness and certain terms of the Private Placement Financing Warrants (as defined below), including those discussed in the risk factors below entitled “The terms of the Private Placement Financing could impose additional challenges on our ability to raise funding in the future.” These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities, and such equity sale could trigger the anti-dilution provisions in the Warrants (as defined below) that we issued in connection with the Private Placement Financing, which would further dilute our then existing stockholders. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to additional covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. Finally, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

The terms of the Private Placement Financing could impose additional challenges on our ability to raise funding in the future.

On January 30, 2014, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with nine accredited investors providing for our issuance and sale to such investors, in a private placement, of an aggregate of 11,400,000 shares of our common stock at a purchase price of $0.25 per share and three series of warrants, the Series A warrants, the Series B warrants and the Series C warrants, to purchase up to an aggregate of 34,200,000 shares of our common stock (collectively, the “Warrants”), for aggregate gross proceeds to us of $2,850,000 (the “Private Placement Financing”). The Private Placement Financing closed on February 4, 2014.

The Securities Purchase Agreement imposed and continues to impose certain restrictions on our ability to issue equity or debt securities, including the following: until the 90-day anniversary of the first date on which all the Registrable Securities (as defined in the registration rights agreement executed in connection with the Securities Purchase Agreement (the “Registration Rights Agreement”)) are covered by one or more effective registration statements, we could not offer, sell or issue any securities, except for equity awards granted to service providers and securities issued in connection with certain types of strategic transactions (this restriction has lapsed); until the six-month anniversary of the first date on which all the Registrable Securities (as defined in the Registration Rights Agreement) are covered by one or more effective registration statements, the investors in the Private Placement Financing shall have certain notice and participation rights with respect to offers and sales of securities that we may pursue; and until the earlier of the 12-month anniversary of the first date on which all the Registrable Securities (as defined in the Registration Rights Agreement) are covered by one or more effective registration statements and the date on which the investors in the Private Placement Financing have sold all such Registrable Securities, we may not effect or enter into an agreement for a VRT, where a “VRT” is a transaction in which we (i) issue convertible securities at (A) a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of our common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enter into any agreement whereby we or any subsidiary may sell securities at a future determined price. In addition, the Warrants contain certain anti-dilution protections that adjust downward the exercise price of the Warrants and increase the number of shares issuable under such Warrants in the event we offer, sell and issue securities at a lower price per share than the then-effective per share exercise price of the Warrants, in which case the per share exercise price of the Warrants will be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the Warrants will be adjusted accordingly so that the aggregate exercise price upon full exercise of the Warrants immediately before and immediately after such per share exercise price adjustment are equal. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations. Additionally, certain of these provisions, including the anti-dilution protections in the Warrants, could further dilute the ownership interests of our other current common stockholders.

Our current and any future debt facilities may require us to use our limited capital to repay amounts owed and may impose limitations on our operations, which could negatively affect our business plans.

On September 30, 2013, we entered into the MLSC Loan Agreement with MLSC pursuant to which MLSC has provided us an unsecured subordinated loan in principal amount of $1,000,000 (such loan, the “MLSC Loan”). The MLSC Loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive net proceeds of $5,000,000 or more in a 12-month period. We will need substantial amounts of cash in order to repay the principal and interest owed under MLSC Loan, as it becomes due, which we may not have or be able to obtain. Any failure to make payments as required under the MLSC Loan Agreement would constitute an event of default, and could result in, among other things, MLSC’s acceleration of all amounts due thereunder.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As disclosed in Item 9A of Part II of our Annual Report originally filed on December 27, 2013 and amended on May 1, 2014 and in Item 4 of Part I of our Quarterly Report filed on May 15, 2014, management has identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2014. Additional material weaknesses have been identified in our internal control over financial reporting during our most recent fiscal year, which were identified by management in connection with restating our consolidated financial statements included in our most recently filed Annual Report. A material weakness in internal control over financial reporting is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded in our latest annual assessment that our internal control over financial reporting was not effective as of September 30, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

During the quarter ended September 30, 2014, we have taken steps to remediate certain material weaknesses we have identified in our internal control over financial reporting. As of July 7, 2014, we have hired a new Chief Financial Officer who serves on a full-time basis. He has, working with the CEO and the Board of Directors, implemented increased segregation of responsibilities, improved policies and procedures relating to purchases of materials and supplies, and developed increased checks and balances as they relate to financial reporting and control policies and procedures. If our remedial measures are insufficient to address the material weaknesses we have identified, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, there may be an increased likelihood that our consolidated financial statements contain material misstatements. A restatement of our financial results could result in substantial costs to us for accounting and legal fees and could lead to litigation against us. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we would be unable to conclude that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, and the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

Because of the complexity of our lead product candidate, the CMC process may be difficult to complete successfully within the parameters required by the FDA or its foreign counterparts. Peptide formulation optimization is particularly challenging, and any delays could negatively impact our anticipated clinical trial and subsequent commercialization timeline. Furthermore, we have, and the third parties with whom we may establish relationships may also have, limited experience with attempting to commercialize a self-assembling peptide as a medical device, which increases the risks associated with completing the CMC process successfully, on time, or within the projected budget. Failure to complete the CMC process successfully would impact our ability to start a clinical trial and could severely limit the long-term viability of our business.

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

The manufacturing, production, and sterilization methods that we intend to be utilized are detailed and complex and are a difficult process to manage.

We intend to utilize third party manufacturers to manufacture and sterilize our products. We believe that our proposed manufacturing methods make our choice of manufacturer and sterilizer critical, as they must possess sufficient expertise in synthetic organic chemistry and device manufacturing. If such manufacturers are unable to properly manufacture to product specifications or sterilize our products adequately, that could severely limit our ability to market our products.

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

Our management has limited experience in conducting preclinical development activities and clinical trials. As a result, we have relied and will need to continue to rely on research institutions and other third party clinical investigators to conduct our preclinical and clinical trials. If we are unable to reach agreement with qualified research institutions and clinical investigators on acceptable terms, or if any resulting agreement is terminated prior to the completion of our clinical trials, then our product development efforts could be materially delayed or otherwise harmed. Further, our reliance on third parties to conduct our clinical trials will provide us with less control over the timing and cost of those trials and the ability to recruit suitable subjects to participate in the trials. Moreover, the FDA and other regulatory authorities require that we comply with standards, commonly referred to as good clinical practices (“GCP”), for conducting, recording and reporting the results of our preclinical development activities and our clinical trials, to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Additionally, both we and any third party contractor performing preclinical and clinical studies and are subject to regulations governing the treatment of human and animal subjects in performing those studies. Our reliance on third parties that we do not control does not relieve us of those responsibilities and requirements. If those third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or clinical trials in accordance with regulatory requirements or stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Any of those circumstances would materially harm our business and prospects.

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

We cannot guarantee that we will be able to effectively market our product candidates.

A significant part of our success depends on the various marketing strategies we plan to implement. Our business model has historically focused solely on product development, and we have never attempted to commercialize any product. There can be no assurance as to the success of any such marketing strategy that we develop or that we will be able to build a successful sales and marketing organization. If we cannot effectively market those products we seek to commercialize directly, such products’ prospects will be harmed.

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

Our clinical trials will involve human subjects, and third parties with whom we contract also conduct research involving animal subjects. Governmental authorities could, for public health or other purposes, limit the use of human or animal research or prohibit the practice of our technology. Further, ethical and other concerns about our or our third party contractors’ methods, particularly the use of human subjects in clinical trials or the use of animal testing, could delay our research and preclinical and clinical trials, which would adversely affect our business and financial condition.

Use of third parties to manufacture our product candidates may increase the risk that preclinical development, clinical development and potential commercialization of our product candidates could be delayed, prevented or impaired.

We have limited personnel with experience in medical device development and manufacturing, do not own or operate manufacturing facilities, and generally lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently intend to outsource all or most of the clinical and commercial manufacturing and packaging of our product candidates to third parties. However, we have not established long-term agreements with any third party manufacturers for the supply of any of our product candidates. There are a limited number of manufacturers that operate under cGMP regulations and that are capable of and willing to manufacture our lead product candidate utilizing the manufacturing methods that are required to produce that product candidate, and our product candidates will compete with other product candidates for access to qualified manufacturing facilities. If we have difficulty locating third party manufacturers to develop our product candidates for preclinical and clinical work, then our product development programs will experience delays and otherwise suffer. We may also be unable to enter into agreements for the commercial supply of products with third party manufacturers in the future, or may be unable to do so when needed or on acceptable terms. Any such events could materially harm our business.

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

We intend to collaborate with physicians, patient advocacy groups, foundations, government agencies, and/or other third parties to assist with the development of our product candidates. If required regulatory approvals are obtained for any of our product candidates, then we may consider entering into selective collaboration arrangements with medical technology, pharmaceutical or biotechnology companies and/or seek to establish strategic relationships with marketing partners for the development, sale, marketing and/or distribution of our products within or outside of the U.S. If we elect to seek collaborators in the future but are unable to reach agreements with suitable collaborators, then we may fail to meet our business objectives for the affected product or program. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts, if any, to establish and implement collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish may not be favorable to us, and the success of any such collaboration will depend heavily on the efforts and activities of our collaborators. Any failure to engage successful collaborators could cause delays in our product development and/or commercialization efforts, which could harm our financial condition and operational results.

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

If our product candidates are approved for commercialization, any sales will depend in part on the availability of coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other healthcare related organizations. If our product candidates obtain marketing approval, pricing and reimbursement may be uncertain. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of healthcare. Further, federal, state and foreign healthcare proposals and reforms could limit the prices that can be charged for the product candidates that we may develop, which may limit our commercial opportunity. Adoption of our product candidates by the medical community may be limited if doctors and hospitals do not receive adequate partial or full reimbursement for use of our products, if any are commercialized. In some foreign jurisdictions, marketing approval or allowance could be dependent upon pre-marketing price negotiations. As a result, any denial of private or government payer coverage or inadequate reimbursement for procedures performed using our products, before or upon commercialization, could harm our business and reduce our prospects for generating revenue.

In addition, the U.S. Congress recently adopted legislation regarding health insurance. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the U.S., including modifications to the existing system of private payers and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, creation of a government-sponsored healthcare insurance source, or some combination of those, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact reimbursement for medical devices such as our product candidates. If reimbursement for our approved product candidates, if any, is substantially less than we expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

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

Our research, development and commercialization activities, as well as any product candidates or products resulting from those activities, may infringe or be accused of infringing a patent or other intellectual property under which we do not hold a license or other rights. Third parties may own or control those patents or other rights in the U.S. or abroad, and could bring claims against us that would cause us to incur substantial time, expense, and diversion of management attention. If a patent or other intellectual property infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales, if any, of the applicable product or product candidate that is the subject of the suit. In order to avoid or settle potential claims with respect to any of the patent or other intellectual property rights of third parties, we may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. Any such license may not be available on acceptable terms, or at all. Even if we or our future collaborators were able to obtain a license, the rights granted to us or them could be non-exclusive, which could result in our competitors gaining access to the same intellectual property rights and materially negatively affecting the commercialization potential of our planned products. Ultimately, we could be prevented from commercializing one or more product candidates, or be forced to cease some aspects of our business operations, if, as a result of actual or threatened infringement claims, we are unable to enter into licenses on acceptable terms or at all or otherwise settle such claims. Further, if any such claims were successful against us, we could be forced to pay substantial damages. Any of those results could significantly harm our business, prospects and operations.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of common stock. Upon the closing of the Private Placement Financing, we issued an aggregate of 11,400,000 shares of our common stock, which equaled approximately 16% of our currently issued and outstanding common stock on the date the Private Placement Financing closed. Upon the closing of the Private Placement Financing, we also issued three series of Warrants to acquire up to an additional 34,200,000 shares of our common stock at exercise prices ranging from $0.30 per share (the Series A Warrants), $0.35 per share (the Series B Warrants), and $0.40 per share (the Series C Warrants). On December 1, 2014, the Company entered into that certain Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock, dated as of December 1, 2014, with Cranshire Capital Master Fund, Ltd. (the “Amendment”), pursuant to which, among other things, the exercise prices of the Series B Warrants and Series C Warrants were lowered to $0.20 per share. As of December 10, 2014, Warrants to acquire up to an additional 30,200,000 shares of our common stock were outstanding. Assuming no adjustments to and the full exercise of the remaining Warrants and no other issuances of our common stock, the remaining Warrants would equal approximately 28% of our then-issued and outstanding common stock if the Warrants were exercised in full.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” we will need to obtain additional financing prior to or during March 2015 to continue operations and fund our planned future operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our common stock by us or resale of our common stock by our existing stockholders could cause the market price of our common stock to decline.

We were required to file a resale registration statement in connection with the Private Placement Financing to register both the shares of our common stock that were issued and the shares of our common stock underlying the Warrants. Upon the effectiveness of our resale registration statement on July 2, 2014, approximately 16% of our currently issued and outstanding common stock became registered and freely tradable, and, assuming no adjustments to and the full exercise of the 30,200,000 shares underlying the remaining Warrants and no other issuances of our common stock, up to 28% of our issued and outstanding common stock would become registered and freely tradable if the remaining Warrants were exercised in full. The sales of such shares in the market, or the perception that such sales could occur following the effectiveness of our resale registration statement, could cause our stock price to fall. Additionally, pursuant to the 2013 Plan, we are currently authorized to grant equity awards to our employees, directors and consultants for up to an aggregate of 9,999,947 shares (net of 231,250 options already exercised) of our common stock (and such authorized amount may increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan), and in addition to the Warrants granted in connection with the Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

We are a public reporting company in the U.S., and, accordingly, are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including the obligations imposed by the Sarbanes-Oxley Act. The costs associated with preparing and filing annual, quarterly and current reports, proxy statements and other information with the SEC in the ordinary course, as well as preparing and filing audited financial statements, has caused, and could continue to cause, our operational expenses to remain at higher levels or continue to increase.

Our present management team has only limited experience managing public companies. It will be time consuming, difficult and costly for our management team to acquire additional expertise and experience in operating a public company, and to develop and implement the additional internal controls and reporting procedures required by Sarbanes-Oxley and other applicable securities laws. We will need to hire additional financial reporting, internal controls, accounting and other finance staff as well as additional IT systems in order to develop and implement appropriate internal controls and reporting procedures as required by applicable securities regulations for public companies, which we may not be able to do on a timely basis or at all.

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

We have never declared or paid any dividends on our shares and do not anticipate paying any such dividends in the foreseeable future. Any future payment of cash dividends would depend on our financial condition, contractual restrictions, solvency tests imposed by applicable corporate laws, results of operations, anticipated cash requirements and other factors and will be at the discretion of our Board of Directors. In addition, under the terms of the MLSC Loan Agreement, we must obtain MLSC’s prior consent before declaring or paying any dividends during the term of the MLSC Loan Agreement. As a result, our stockholders should not expect that we will ever pay cash or other dividends on our outstanding capital stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

We do not own any real property. Between July 2013 and September 2013, we maintained our corporate offices at a property in Cambridge, Massachusetts that we leased under a month-to-month property rental agreement, pursuant to which we were obligated to pay monthly rent of approximately $2,800. In October 2013, we entered into a one and one-half year operating sublease agreement pursuant to which we lease the office space of our headquarters in Wellesley, Massachusetts for a base annual rent equal to $5,031 per month. While we believe our present offices are suitable for our current and planned near-term operations, our current lease is due for renewal in March 2015. We are currently evaluating our corporate office space alternatives.

ITEM 3.   LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to legal proceedings involving various matters. We are unaware of any such legal proceedings presently pending to which we or our subsidiary are a party or of which any of our property is the subject that management deems to be, individually or in the aggregate, material to our financial condition or results of operations.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB over-the-counter quotation system. Our common stock began quotation on the OTCBB, the predecessor to the OTCQB, on June 26, 2012 under the trading symbol “AAHC.OB”. Effective June 5, 2013, in connection with the change of our name to Arch Therapeutics, Inc., our trading symbol changed to “ARTH.OB”. There was no trading of our common stock on the OTCBB or any other over-the-counter market prior to January 2, 2013. Although our common stock is quoted on the OTCQB, there is a limited trading market for our common stock and there have been few trades in our common stock to date. Because our common stock is thinly traded, any reported sale prices may not be a true market-based valuation of our common stock.

The table below sets forth reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2012
First Quarter ended December 31, 2012*	$—	—
Second Quarter ended March 31, 2013*	$—	—

Third Quarter ended June 30, 2013 # ^	$6.00	$0.54
Fourth Quarter ended September 30, 2013	$1.30	$0.34

Fiscal Year Ended September 30, 2013
First Quarter ended December 31, 2013	$0.32	$0.16

Second Quarter ended March 31, 2014	$0.44	$0.29
Third Quarter ended June 30, 2014	$0.34	$0.20
Fourth Quarter ended September 30, 2014	$0.22	$0.16

Fiscal Year Ended September 30, 2014

* There was no market for our common stock during this period.

# There was no market for our common stock during portions of this period.

^ The high closing bid quotation of $6.00 does not give effect to the 11 for 1 stock split.

As of December 10, 2014, there were approximately 75 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, under the terms of the MLSC Loan Agreement, we must obtain MLSC’s prior consent before declaring or paying any dividends during the term of the MLSC Loan Agreement.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report. In addition to historical information and as noted in this Annual Report, the following discussion and analysis contains forward-looking statements based upon various underlying assumptions and expectations that are subject to risks and uncertainties. Actual results may differ substantially from those referred to in any forward-looking statements due to a number of factors, including, without limitation, the risks described under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K, including the factors described in the forward looking statements disclosure set forth in this Annual Report on Form 10-K. We undertake no duty to update any of these forward-looking statements after the date of filing of this Annual Report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Unless the context indicates otherwise, all references to “we,” “us,” “our”, “Arch”, and the “Company” in this discussion and analysis refer to Arch Therapeutics, Inc. and its consolidated subsidiary, Arch Biosurgery, Inc.

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

For financial reporting purposes, the Merger represented a “reverse merger” rather than a business combination and ABS was deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the assets, liabilities, deficit accumulated during the development stage and the historical operations that are reflected in the Company’s consolidated financial statements are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information was consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in this report and will be so replaced in all future filings with the SEC that require financial statements to be included.

ABS was incorporated under the laws of the Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc., changed its name to Arch Therapeutics, Inc. on April 7, 2008, and changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc. upon the closing of the Merger on June 26, 2013.

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We have a net loss for the twelve months ended September 30, 2014, of $8,142,823 versus net loss of $1,853,791 for the comparable period of 2013, which can be attributed primarily to the loss on the issuance of warrants of $7,541,693 and an increase in general and administrative costs attributable to attracting and retaining key employees, the expense of complying with public company reporting and control obligations and increased research and development expenses partially offset by an adjustment of the derivative liabilities to fair market value related to our outstanding warrants of $4,121,693. We are currently devoting substantially all of our efforts toward fundraising and product research. As further discussed in “Liquidity and Capital Resources” below, we will need to raise substantial additional funds in order to continue operating our business.

Business Overview

The Company is in the development stage, has generated no operating revenues to date, and is devoting substantially all of its operational efforts toward product research and development. We aim to develop products that make surgery and interventional care faster and safer by using a novel approach to stop bleeding (referenced as “hemostasis”), control leaking (referenced as “sealant”), and provide other advantages during surgery and trauma care. Our core technology is based on a self-assembling peptide that creates a physical, mechanical barrier, which could be applied to seal organs or wounds that are leaking blood and other fluids. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our plan and business model is to develop products that apply that core technology for use with bodily fluids and tissues.

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of common stock and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. The Company believes that its current cash and cash equivalents on hand will only be sufficient to meet its anticipated cash requirements into March 2015. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, prior to or during March 2015 in order to continue to fund operations. However, there can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

Our primary product, AC5 Surgical Hemostatic Device™ (which we sometimes refer to as “AC5”or “AC5™”, AC5 Surgical Hemostat or AC5 Surgical Hemostat™), relies on this technology and is designed to achieve hemostasis in minimally invasive and open surgical procedures, and we intend to develop other product candidates based on our technology platform aimed at stopping bleeding and sealing other leaking fluids during surgical and other procedures. AC5 is a synthetic peptide comprising L amino acids, commonly referred to as naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. We believe that the results of early data from preclinical animal tests have shown quick and effective hemostasis with the use of AC5 relative to other types of hemostatic agents, and that time to hemostasis (“TTH”) is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulants or antiplatelet medications, commonly called “blood thinners”. Based on testing to date, we believe that AC5 is biocompatible. AC5 is designed for application as a liquid or as a spray, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 does not possess sticky or glue-like handling characteristics, which we believe will enhance its utility in the setting of minimally invasive procedures, such as laparoscopic surgery. Further, AC5 is transparent, which should make it easier for a surgeons or other healthcare providers to maintain a clear field of vision during a surgical procedure and prophylactically stop bleeding as it starts, which we call Crystal Clear Surgery™.

We have devoted much of our operations to date to the research and development of our core technology, including selecting our initial product composition, conducting initial safety and other related tests, generating scale-up, reproducibility and manufacturing and formulation methods, and developing and protecting the intellectual property rights underlying our technology platform. Manufacturing method and formulation optimization are important parts of peptide development. Manufacturing and formulation optimization for Arch products, including AC5, has been and continues to be done with extensive collaboration among our team and partners. The processes are focused on optimizing traditional product parameters to target specifications covering performance, biocompatibility, physical appearance, stability, and handling characteristics, among others. Arch and our partners intend to monitor manufacturing and formulation methods closely, as success or failure in both setting and realizing appropriate specifications may directly impact the anticipated clinical trial and subsequent commercialization timelines for AC5.

Our long-term business plan includes the following goals:

•	conducting successful biocompatibility studies and, subsequently, clinical trials on AC5;

•	expanding and protecting our intellectual property portfolio;

•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 in the EU, the U.S., and other jurisdictions as we may determine;

•	developing academic scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding to support the milestones described above and our operations generally;

•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	complete the clinical trial protocol and Clinical Investigational Plan with principal investigators for AC5 and submit application to Ethics Committee and required authoritative agencies for our initial clinical trial;

•	commence and complete a human clinical trial for AC5, the timeframe for which is dependent upon successful completion of certain manufacturing, regulatory, and biocompatibility activities; based on current expectations, we estimate such a trial could be initiated in the first half of 2015;

•	continue to expand and enhance our financial and operational reporting and controls;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and

•	assess our self-assembling peptide platform in order to identify and select product candidates for advancement into development.

With respect to our goals relating to AC5, we currently project requiring at least $5,000,000 - $8,000,000 of additional capital to complete the milestones to obtain regulatory approval in Europe. We expect that obtaining regulatory approvals in the U.S., including conducting additional required clinical trials, would require at least an additional $8,000,000 - $10,000,000 in capital. These estimated amounts could increase by potentially large amounts if any number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “Risk Factors” in this Annual Report.

Merger with ABS and Related Activities

As noted above, on June 26, 2013, the Company completed the Merger with ABS, pursuant to which ABS became a wholly owned subsidiary of the Company. In contemplation of the Merger, effective May 24, 2013, the Company increased its authorized common stock from 75,000,000 shares to 300,000,000 shares and effected a forward stock split, by way of a stock dividend, of its issued and outstanding shares of common stock at a ratio of 11 shares to each one issued and outstanding share. Also in contemplation of the Merger, effective June 5, 2013, the Company changed its name from Almah, Inc. to Arch Therapeutics, Inc. and changed the ticker symbol under which its common stock trades on the OTC Bulletin Board from “AACH” to “ARTH”.

In connection with the Merger, our Board of Directors and management team underwent significant changes in connection with the appointment of ABS’s management team to similar roles with our Company. On April 23, 2013, our former President, Chief Executive Officer and sole director, Joey Power, resigned from all of his positions with the Company, and Dr. Terrence W. Norchi was appointed as our President and Chief Executive Officer and a member of our Board of Directors and Dr. Avtar Dhillon was appointed as an independent member of our Board of Directors. On June 26, 2013, Alan T. Barber was appointed as our Chief Financial Officer and Dr. Arthur L. Rosenthal was appointed as an independent member of our Board of Directors. Effective July 7, 2014, Alan T. Barber resigned as our Chief Financial Officer and Richard E. Davis was appointed as our Chief Financial Officer and Treasurer. On July 8, 2013, William Cotter was appointed as our Chief Operating Officer. All of those individuals held the same or similar positions with ABS prior to the completion of the Merger.

Recent Developments

On January 30, 2014, Arch Therapeutics, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with several investors providing for the issuance and sale by the Company to the Investors, in a private placement, of an aggregate of 11,400,000 shares of the Company’s common stock (collectively, the “Shares”) at a purchase price of $0.25 per share and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase up to an aggregate of 34,200,000 shares of the Company’s common stock (collectively, the “Warrants,” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”), for aggregate gross proceeds to the Company of approximately $2.85 million (the “Private Placement Financing”). After deducting for estimated fees and expenses, the aggregate net proceeds to the Company from the sale of the Shares and the Warrants were approximately $2.6 million. The Company did not engage any underwriter or placement agent in connection with the Private Placement Financing.

The Private Placement Financing closed on February 4, 2014.

Results of Operations

The following discussion of our results of operations should be read together with the financial statements included in this Annual Report and the notes thereto. Our historical results of operations and the period-to-period comparisons of our results of operations that follow are not necessarily indicative of future results.

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

	September 30,	September 30,	Increase
	2014	2013	(Decrease)
Revenue	$-	$-	$-
Operating Expenses
General and Administrative	3,134,285	1,526,075	1,608,210
Research and Development	1,477,479	218,901	1,258,578
Loss from Operations	4,611,764	1,744,976	2,866,788
Other Expense	3,531,059	108,815	3,422,244
Net Loss	$8,142,823	$1,853,791	$6,289,032

Revenue

We did not generate any revenue in either of the years ended September 30, 2014 or 2013.

General and Administrative Expense

General and administrative expenses during the year ended September 30, 2014 were $3,134,285, an increase of $1,608,210 compared to $1,526,075 for the year ended September 30, 2013. The increase in general and administrative expense is primarily attributable to increased legal and accounting fees, investor relations expenses, personnel costs and stock-based compensation expenses incurred in connection with attracting and retaining key employees. General and administrative expenses are generally expected to increase as a result of our plans to ramp up operations as resources permit and requirements to comply with public company reporting and control obligations.

Research and Development Expense

Research and development expenses during the year ended September 30, 2014 were $1,477,479, an increase of $1,258,578 compared to $218,901 for the year ended September 30, 2013. The increase in research and development expense is primarily attributed to increased pre-clinical development, additional headcount during the period including the appointment of our Vice President of Research and Development Engineering & Quality Systems as well as outside consultants. These events were possible due to the financings received during the period. Research and development expenses are expected to increase as a result of our plans to pursue additional preclinical and clinical studies as resources permit and otherwise relating to development of our primary product candidate. The Company anticipates commencing a clinical trial for its leading product candidate, the AC5 Surgical Hemostat Device™, during the first half of 2015.

Other Expense

Other expense during the year ended September 30, 2014 was $3,531,059, an increase of $3,422,244 compared to total other expense of $108,815 for the year ended September 30, 2013. The increase in other expense was a result of the loss on the fair value of derivatives liabilities in excess of proceeds on the issuance of warrants of $7,541,693, partially offset by a gain in the adjustment to fair market value of the derivative liabilities of $4,121,693. Other expenses during the year ended September 30, 2013 were primarily related to interest on our outstanding debt.

Liquidity and Capital Resources

Working Capital

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of common stock and warrants to fund our operations. At September 30, 2014, we had total current assets of $876,990 (including cash and cash equivalents of $833,520) and negative working capital of $1,846,677. Our working capital as of September 30, 2014 and September 30, 2013 is summarized as follows:

	September 30,	September 30,
	2014	2013
Total Current Assets	$876,990	$1,576,948
Total Current Liabilities	2,723,667	455,609
Working Capital	$(1,846,677)	$1,121,339

Total current assets as of September 30, 2014 were $876,990, a decrease of $699,958 compared to $1,576,948 as of September 30, 2013. The decrease in current assets is primarily attributable to an increase in general and administrative expense attributable to increased costs associated with legal and accounting fees incurred in connection with being a public reporting entity and research and development expenses incurred in connection with activities to develop our primary product candidate, partially offset by proceeds received under the MLSC Loan Agreement ($1,000,000) and the issuance of common stock and warrants in the Private Placement Financing ($2,624,703). Our total current assets as of September 30, 2014 were comprised primarily of cash, prepaid expenses and other current assets.

Total current liabilities as of September 30, 2014 were $2,723,667, an increase of $2,268,058 compared to $455,609 as of September 30, 2013. The increase was primarily due to the short-term portion of the derivative liability associated with the warrants issued during the Private Placement Financing. Our total current liabilities as of September 30, 2014 were comprised primarily of the current portion of the derivative liability, accounts payable and accrued expenses.

Cash Flow

	September 30,	September 30,
	2014	2013
Cash Used in Operating Activities	$(3,348,502)	$(1,434,620)
Cash Used in Investing Activities	-	-
Cash Provided by Financing Activities	3,624,703	1,974,800
Net increase in cash and cash equivalents	$276,201	$540,180

Cash Used in Operating Activities

Cash used in operating activities increased $1,913,882 during the year ended September 30, 2014 to 3,348,502, compared to $1,434,620 during the year ended September 30, 2013. The increase was primarily due to an increase in general and administrative expense attributable to increased costs associated with legal and accounting fees incurred in connection with being a public reporting entity and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

There was no cash used in investing activities during the years ended September 30, 2014 or 2013, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities increased $1,649,903 to $3,624,703 during the year ended September 30, 2014, compared to $1,974,800 during the year ended September 30, 2013. The increase in cash provided by financing activities was from the receipt of all the funding committed under the MLSC Loan Agreement ($1,000,000) and the issuance of common stock and warrants in the Private Placement Financing ($2,624,703). For the year ended September 30, 2013, the cash provided by financing activities was obtained from the issuances of convertible promissory notes, which were exchanged for equity upon the closing of the Merger, gross proceeds of $2,000,000 received pursuant to the financing agreement that we entered into with Coldstream Summit Ltd. On April 19, 2013, reduced by the repayment of certain notes payable to our Chief Executive Officer and accrued interest.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. We estimate that our cash requirements for our fiscal year ending September 30, 2015 will be approximately $5,000,000 - $8,000,000. We estimate that we will have sufficient cash to operate our business into March 2015. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong, and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, in which case our current funds may not be sufficient to operate our business for the period we expect.

We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term, including restrictive covenants in the MLSC Loan Agreement that limit our ability to incur certain types of additional indebtedness and certain terms of our Private Placement Financing that prohibit or limit us from effecting certain types of equity financings for specified periods of time or impose anti-dilution provisions that may cause dilution to the ownership interests of our current stockholders in the event of some equity financings. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

As noted above, since inception, we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted, which dilution could be increased if certain anti-dilution protections provided to the holders of our warrants are triggered by any such equity issuance. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt, which would be in addition to those currently imposed by the MLSC Loan Agreement. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Going Concern

From inception through September 30, 2014 we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2014, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K do not include any adjustments relating to the recoverability of assets that might be necessary should operations discontinue.

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

Basis of Presentation

The consolidated financial statements include the accounts of Arch Therapeutics and its wholly owned subsidiary, Arch Biosurgery, Inc. a life science medical device company. All intercompany accounts and transactions have been eliminated in consolidation.

The Company is in the development stage and is devoting substantially all of its efforts to developing technologies, raising capital, establishing customer and vendor relationships, and recruiting new employees. Due to the fact that we are a development stage company, we have historically included inception-to-date information, and certain disclosures required under U.S. GAAP in our financial statements. The amendments in this ASU 2014-10,”Development Stage Entities (Topic 915 ) - “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” remove all incremental financial reporting requirements, except for certain required incremental disclosures from U.S. GAAP for development stage companies. We have elected to early adopt this ASU. The amendments required in this ASU have been applied retrospectively and all inception to date information has been removed from our financial statements presented within this Annual Report on Form 10K. The clarification to Topic 275 (“Risks and Uncertainties”) was applied prospectively to all unrecognized tax benefits that existed at the effective date.

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

Research and Development

We expense internal and external research and development costs, including costs of funded research and development arrangements, in the period incurred

Accounting for Stock-Based Compensation

The   Company   accounts   for   employee   stock-based   compensation   in   accordance   with   the guidance of FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We account for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 505, Equity (“FASB ASC Topic 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. FASB ASC Topic 505 requires us to re-measure the fair value of stock options issued to non- employee at each reporting period during the vesting period or until services are complete.

In accordance with FASB ASC Topic 718, we have elected to use the Black-Scholes option-pricing model to determine the fair value of options granted and we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

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

Fair Value Measurements

We measure both financial and nonfinancial assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The standard created a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect our own views about the assumptions market participants would use in pricing the asset or liability.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of September 30, 2014 and September 30, 2013.

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

Recent Accounting Guidance

Accounting Standards Update (ASU) 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to ‘Continue as a Going Concern” was issued by the FASB in August 2014. The primary purpose of the ASU is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

ASU 2014-12, “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued by the FASB in June 2014. ASU 2014-12 requires that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for public business entities for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2014-10, “Development Stage Entities (Topic 915) - “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” was issued by the FASB in June 2014. Due to the fact that we are a development stage company, we have historically included inception-to-date information, and certain disclosures required under U.S. GAAP in our financial statements. The amendments in this ASU (2014-10) remove all incremental financial reporting requirements, except for certain required incremental disclosures from U.S. GAAP for development stage companies. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and December 15, 2015. Early adoption is permitted. We have elected to early adopt this ASU. The amendments required in this ASU have been applied retrospectively and all inception to date information has been removed from our financial statements presented within this Annual Report on Form 10-K. The clarification to Topic 275 was applied prospectively to all unrecognized tax benefits that existed at the effective date.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) was issued by the FASB in May 2014. The primary purpose of the ASU is to develop a common revenue standard for revenue recognition between the FASB and the International Accounting Standards Board (IASB). The ASU removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, among other items. We are a development stage company and do not currently generate revenue.

ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, was issued by the FASB in April 2014. The Amendment in this update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. The Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

ASU 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued by the FASB in July 2013. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU has not had a material impact on the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth at the end of this Annual Report beginning on page F-1 and are incorporated herein by reference. We are not required to provide the supplementary data required by this item, as we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2014, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses in our internal control over financial reporting, which are discussed below in management’s annual report on internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2014. Such conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2014 management has identified the following material weaknesses in our internal control over financial reporting:

•	We have had insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls and analyzing and recording complex transactions in accordance with U.S. generally accepted accounting principles (“GAAP”);

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions;

•	We do not have an audit committee, which is an important entity-level control over our financial statements and the engagement of our independent auditors;

•	We did not perform an entity-level risk assessment to evaluate the implication of relevant risks, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, as a result of the material weaknesses in our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency;

•	We have not completed an annual fiscal budget for the upcoming fiscal year due to our short term cash position. An annual budget would assist in evaluating and allocating spending for the upcoming year and provide guidance in determining milestone achievement and additional cash needs.

Remediation Efforts

During the twelve month period ended September 30, 2014, we have added certain members to our management team and staff who we believe have sufficient experience to review and design adequate internal control over financial reporting and the experience and formal training to properly analyze and record complex transactions in accordance with U.S. GAAP.

We expect to implement additional changes to our disclosure controls and procedures and internal control over financial reporting as resources permit, including identifying specific changes to be made within our governance, accounting and financial reporting processes to address our material weaknesses and adding personnel to our finance and accounting staff to achieve adequate segregation of duties to key financial reporting functions. In lieu of an audit committee comprised of independent directors, we currently rely on our full Board of Directors as an important entity-level control over our financial statements and the engagement of our independent auditors. We are currently seeking an external financial expert to serve on our Board of Directors, as well as other persons to serve as independent directors.

Our management team will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements as resources permit.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Officer Since
Dr. Avtar Dhillon	Chairman of the Board of Directors	53	April 2013
Dr. Arthur Rosenthal	Director	68	June 2013
Dr. Terrence W. Norchi	President, Chief Executive Officer and Director	50	April 2013
Richard E. Davis	Chief Financial Officer and Treasurer	56	July 2014
William M. Cotter	Chief Operating Officer	64	July 2013

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Dr. Avtar Dhillon. Dr. Dhillon has served as the Chairman of our Board of Directors since April 2013 and has been on the Board of Directors of ABS since May 2011. Previously, Dr. Dhillon was the President and Chief Executive Officer of Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NYSE Euronext: INO) from October 2001 to June 2009, as President and Chairman of Inovio from June 2009 until October 2009, as Executive Chairman until August 2011, and as Chairman from September 2011. During his tenure at Inovio, Dr. Dhillon led the successful turnaround of the company through a restructuring, acquisition of technology from several European and North American companies, and a merger with VGX Pharmaceuticals to develop a vertically integrated DNA vaccine development company with one of the strongest development pipelines in the industry. Dr. Dhillon led multiple successful financings for Inovio and concluded several licensing deals that included global giants, Merck and Wyeth (now Pfizer). Prior to joining Inovio, Dr. Dhillon was vice president of MDS Capital Corp. (now Lumira Capital Corp.), one of North America’s leading healthcare venture capital organizations. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years. Dr. Dhillon has been instrumental in successfully turning around struggling companies and influential as an active member in the biotech community. From March 1997 to July 1998, Dr. Dhillon was a consultant to Cardiome Pharma Corp. (NASDAQ: CRME), where he lead a turnaround based on three pivotal financings, establishing a clinical development strategy, and procuring a new management team. In his role as a founder and board member of companies, Dr. Dhillon has been involved in several early stage healthcare focused companies listed on U.S. or Canadian stock exchanges, which have successfully matured through advances in their development pipeline and subsequent M&A transactions. Most recently, he was a founding board member (May 2003) of Protox Therapeutics, Inc. (TSX-V: SHS) (now Sophiris Bio Inc.), a publicly traded specialty pharmaceutical company. Dr. Dhillon maintained his board position until the execution of a financing of up to $35 million with Warburg Pincus in November 2010. Dr. Dhillon currently sits on the Board of Directors of BC Advantage Funds, a Venture Capital Corporation in British Columbia, and since March 2012 has been the Chairman of the Board of Directors of Stevia First Corp. (OTCQB: STVF), an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products. Since March 2011, Dr. Dhillon has also served as the Chairman of the Board of Directors of OncoSec Medical, Inc. (OTCQB: ONCS), a company developing its advanced-stage ImmunoPulse DNA-based immunotherapy to treat solid tumor and metastatic cancers. Dr. Dhillon adds value to our Board of Directors with his extensive experience as a member of boards of directors and senior management of other public companies and with his experience in company building, financing, and licensing with large industry partners.

Dr. Arthur Rosenthal. Dr. Rosenthal was appointed as a director of the Company upon the consummation of the Merger, and has served as the Chairman of the Board of ABS since April 2011. He has served for 40 years in senior research and product development executive roles for medical technology companies and in those roles has successfully directed commercialization efforts for hundreds of novel medical products. He was Chief Scientific Officer at Boston Scientific from January, 1994 to January, 2005, Vice President of Research and Development at Johnson and Johnson Medical Products, Inc. from April, 1990 to January, 1994 and more recently Chief Executive Officer of two start-up companies, Labcoat, Ltd. and Cappella, Inc., both developing cardiovascular medical devices. He is currently, and has been since January 2010, a Professor of Practice in Translational Research in Boston University’s College of Engineering, where he oversees biomedical engineering innovation. Dr. Rosenthal received his Ph.D. in biochemistry from the University of Massachusetts, Amherst, 1973. Currently, Dr. Rosenthal serves as Non-Executive Director and as Chairman of the Compensation Committee and member of the Audit Committee for Cyberonics, Inc. (NASDAQ: CYBX), having joined its Board of Directors in January 2007. Dr. Rosenthal is a valuable member of our Board of Directors because of his high-ranking roles in private and public medical device companies, his extensive experience overseeing research and development and commercialization of a large number of products in the medical field, and his company-building acumen.

Dr. Terrence W. Norchi. Terrence W. Norchi, MD, our co-founder, serves as our President and Chief Executive Officer, and he is a director on our Board of Directors. Dr. Norchi also served as our Interim Chief Financial Officer through June 26, 2013. Dr. Norchi has served in similar positions since co-founding ABS, our predecessor company in 2006. Prior to ABS, Dr. Norchi was a portfolio manager of one of the world’s largest healthcare mutual funds and a pharmaceutical analyst at Putnam Investments from April 2002 to September 2004. Prior to that, he served as the senior global biotech and international pharmaceutical equity analyst at Citigroup Asset Management, and as a sell-side analyst covering non-U.S. pharmaceutical equities at Sanford C. Bernstein in New York City.

Dr. Norchi earned an M.B.A. from the Massachusetts Institute of Technology, Sloan School of Management in 1996. Dr. Norchi earned an M.D. degree in 1990 from Northeast Ohio Medical University and completed his internal medicine residency in 1994 at Baystate Medical Center, Tufts University School of Medicine, where he was selected to serve as the Chief Medical Resident.

Dr. Norchi brings to our Board of Directors and management team invaluable experience and knowledge of our core technology and proposed product candidates as a result of his first-hand experience with the development of that technology, having ushered it from the research laboratory to its current stage of development. His investing experience as a former public company analyst and a portfolio manager provides further insights and value as the company advances toward commercialization.

Dr. Norchi serves on the Board of Overseers of the Boston Museum of Science. He also serves on the Board of Overseers of Newton-Wellesley Hospital, a member of Partners HealthCare, a network founded by Massachusetts General Hospital and Brigham and Women’s Hospital.

Richard E. Davis. Mr. Davis brings a proven and successful record of more than 25 years of progressive and diversified business, financial and operational leadership within both publicly traded and privately held, domestic and multinational companies. From July 2001 through July 2014, he has been an advisor to small and mid-size companies assisting them in their strategizing, accounting, financial reporting, and investor and banking needs. From February 2001 until June 2011, he was President, Chief Operating Officer and Chief Financial Officer at NMT Medical, Inc., a NASDAQ-traded medical device company. Mr. Davis also served on its Board of Directors. In this role he developed and executed strategic and operational plans that resulted in revenue growth of 35 percent, 13 consecutive quarters of profitability, increased stock price and analyst coverage from five major investment firms; directed the stabilization of a French subsidiary and led successful efforts in raising $6 million from institutional investors to fund ongoing FDA-approved clinical trials. Prior to that, he was Vice President and Chief Financial Officer at Q-Peak, Inc., where he oversaw all financial and administrative functions. Earlier, he worked in a variety of senior level positions at the Coleman Company, The TJX Companies, Inc. and Wang Laboratories. He holds a Master of Business Administration degree with a Finance concentration from Babson College and a Bachelor of Business Administration degree from the University of Massachusetts Amherst.

William M. Cotter. Mr. Cotter was appointed Chief Operating Officer in July 2013. He is an industry veteran who brings expertise in operations and product development in his role with the Company. Mr. Cotter has over 30 years of operational experience with various medical devices, diagnostics, biologics and life science companies, ranging from early stage start-ups to large multinational corporations. Most recently, Mr. Cotter has provided consulting and advisory services to early stage biomaterials and medical device companies, including providing advisory services since 2011 to ABS, a wholly owned subsidiary of the Company. Prior to that, Mr. Cotter served in senior operations and development roles for various companies including Cohera Medical from January 2009 to January 2012, Helicos Biosciences from May 2007 to June 2008, Closure Medical Corporation (acquired by Johnson & Johnson) from June 1997 to June 2007, Sanofi Diagnostics Pasteur (acquired by Beckman Coulter) from June 1989 to June 1997, Genetic Systems Corporation (acquired by Bio-Rad) from June 1984 to June 1989 and Advanced Technology Laboratories (acquired by Philips HealthCare) April 1980 to June 1984. While with Closure Medical Corporation, Mr. Cotter served as the Vice President of Operations and had direct responsibility and accountability for all product transfers from R&D, Engineering, Quality Control, Document Control, Production and Logistics. During that tenure, Mr. Cotter was part of a team that developed Closure Medical Corporation’s Dermabond®, the first synthetic topical skin adhesive approved by the U.S. Food and Drug Administration, and was the development project leader and co-inventor of the Dermabond TSA ProPen delivery applicator, which won the 2004 Medical Design Excellence Gold Medal Award. Mr. Cotter was also an integral part of the Closure Medical Corporation senior management team that led to a successful acquisition by Johnson & Johnson in June 2005. Prior to his tenure at Closure Medical Corporation, Mr. Cotter spent eight years with Sanofi Diagnostics Pasteur, where he had direct responsibility for all North American industrial sites and chaired that company’s World Wide Manufacturing Committee. Mr. Cotter is listed as co-inventor on eight U.S. patents, and is a graduate of Ohio University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders beneficially owning more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors, and persons who beneficially own more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended September 30, 2014, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a).

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer and all of our other officers and employees and can be found on our website, http://www.archtherapeutics.com, on our “Corporate Governance” webpage, which can be accessed from the “Investors” tab of our website. We will also provide a copy of our code of business conduct and ethics to any person without charge upon his or her request. Any such request should be directed to our Chief Financial Officer at 20 William Street, Suite 270, Wellesley, Massachusetts 02481. We intend to make all required disclosures concerning any amendments to or waivers from our code of business conduct and ethics on our website.

ITEM 11.   EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the fiscal years ended September 30, 2014 and September 30, 2013 for (i) our principal executive officer, (ii) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during our last completed fiscal year, and (iii) certain of our other executive officers, whose compensation is voluntarily provided.

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Bonus $	Option Awards ($) (4)	All other Compensation ($)	Total ($)
Dr. Terrence W. Norchi	2014	308,333	82,500	56,412	—	447,245
President and Chief Executive Officer (1)	2013	171,923	—	—	—	171,923

William M. Cotter,	2014	218,333	35,000	260,777	—	514,110
Chief Operating Officer (2)	2013	43,750	—	159,204	—	202,954

Richard E. Davis	2014	87,199	—	29,019	—	116,218
Chief Financial Officer (3)

Alan Barber	2014	63,967	28,000	79,925	—	171,892
Former Chief Financial Officer	2013	53,015	—	13,806	—	66,821

(1)	Dr. Norchi was the President and Chief Executive Officer of ABS since its inception in 2006, and was appointed as our President, Chief Executive Officer and Interim Chief Financial Officer on April 23, 2013. Dr. Norchi resigned as our Interim Chief Financial Officer on June 26, 2013. Salary amounts reflected include $100,000 earned by Dr. Norchi in connection with his services for ABS during the fiscal years ended September 30, 2013, and $71,923 earned by Dr. Norchi in connection with his service as an executive officer of the Company during the fiscal year ended September 30, 2013.

(2)	Mr. Cotter was appointed as our Chief Operating Officer on July 2, 2013. Salary amounts reflected include amounts earned by Mr. Cotter in connection with his service as an executive officer of the Company during the fiscal years ended September 30, 2014 and 2013.

(3)	Mr. Davis was appointment as our Chief Financial Officer on July 7, 2014. Salary amounts reflected include $45,833 earned by Mr. Davis in connection with his service as an executive officer of the Company during the fiscal year ended September 30, 2014 and $41,366 for consulting services provided prior to his appointment as Chief Financial Officer.

(4)	The values listed represent the fair value of the option grants that was recognized during the fiscal years ended September 30, 2014 and 2013 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. For information on the valuation assumptions with respect to option grants made during the fiscal years ended September 30, 2014 and 2013, refer to Note 9 “Stock-Based Compensation” in our consolidated financial statements for the fiscal years ended September 30, 2014 and 2013, included in this filing.

Employment Agreements with Named Executive Officers

Terrence W. Norchi

On June 25, 2013, we entered into an executive employment agreement with Dr. Terrence W. Norchi, our President and Chief Executive Officer and a member of our Board of Directors, which became effective as of June 26, 2013. Dr. Norchi’s employment agreement continues until terminated by Dr. Norchi, or us and provided for an initial annual base salary of $275,000 and eligibility to receive an annual cash bonus in an amount up to 30% of Dr. Norchi’s then-current annual base salary. Annual bonuses are awarded at the sole discretion of our Board of Directors. If Dr. Norchi’s employment is terminated by us (unless such termination is “For Cause” (as defined in his employment agreement)), or by Dr. Norchi for “Good Reason” (as defined in his employment agreement), then Dr. Norchi, upon signing a release in favor of the Company, will be entitled to severance in an amount equal to 12 months of Dr. Norchi’s then-current annual base salary, payable in the form of salary continuation, plus, if Dr. Norchi elects and subject to certain other conditions, payment of Dr. Norchi’s premiums to continue his group health coverage under COBRA until the earlier of (i) 12 months following the date of such termination; or (ii) the date Dr. Norchi becomes covered under another employer’s health plan. In addition, Dr. Norchi’s employment agreement provides that, in the event of a change of control of the Company, termination by Dr. Norchi for Good Reason, termination by the Company for any reason other than For Cause, or termination as a result of Dr. Norchi’s death, all unvested shares under outstanding equity grants to Dr. Norchi, if any, shall automatically accelerate and become fully vested. On March 13, 2014, Mr. Norchi’s employment agreement was amended to increase his annual base salary by $50,000 to $325,000, retroactively effective as of February 1, 2014, and increase his cash bonus eligibility from 30% of his annual base salary to 35% of his annual base salary.

Dr. Norchi’s employment agreement provides the following definitions of “For Cause” and “Good Reason”: (a) “For Cause” is (i) the commission by the executive of a crime involving dishonesty, breach of trust, or physical harm to any person, (ii) executive’s engagement by the executive in conduct that is in bad faith and materially injurious to the Company, (iii) commission by the executive of a material breach of the employment agreement which is not cured within 20 days after the executive receives written notice of such breach, (iv) willful refusal by the executive to implement or follow a lawful policy or directive of the Company, which breach is not cured by the executive within 20 days after receiving written notice from the Company, (v) or executive’s engagement in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally (other than any such failure resulting from Executive’s incapacity due to physical or mental illness); and (b) “Good Reason” is, without the executive’s written consent, (1) a material reduction in executive’s annual base salary, except for reductions that are comparable to reductions generally applicable to similarly-situated executives of the Company, (2) the relocation of executive to a facility or location that is more than 50 miles from his primary place of employment and such relocation results in an increase in executive’s one-way driving distance by more than 50 miles, or (3) a material and adverse change in executive’s authority, duties, or responsibilities with the Company or a material and adverse change in executive’s reporting relationship within the Company.

In connection with our entry into the executive employment agreement with Dr. Norchi, effective on June 26, 2013, Dr. Norchi’s former employment agreement with ABS was terminated pursuant to a termination agreement and release between Dr. Norchi and ABS.

William M. Cotter

On July 2, 2013, we entered into an executive employment agreement with Mr. Cotter, our Chief Operating Officer. The agreement continues until terminated by us or by Mr. Cotter. Pursuant to the terms of Mr. Cotter’s employment agreement, Mr. Cotter was entitled to an initial annual base salary of $175,000 and was eligible to receive an annual cash bonus in an amount of up to 20% of Mr. Cotter’s then-current annual base salary. Annual bonuses are awarded at the sole discretion of our Board of Directors. If Mr. Cotter’s employment is terminated by us (unless such termination is “For Cause” (as defined in his employment agreement)), or by Mr. Cotter for “Good Reason” (as defined in his employment agreement), then Mr. Cotter, upon signing a release in favor of the Company, would be entitled to severance in an amount equal to six months of Mr. Cotter’s then-current annual base salary payable in the form of salary continuation, plus monthly reimbursement of up to $1,200 for Mr. Cotter’s health, dental and vision benefits coverage premiums until the earlier of (i) 12 months following the date of such termination, or (ii) the date Mr. Cotter becomes covered under another employer’s health plan. In addition, in the event of a change of control of the Company, termination by Mr. Cotter for Good Reason, or termination as a result of Mr. Cotter’s death or disability, the agreement provides that all unvested shares under outstanding equity grants to Mr. Cotter, if any, shall accelerate and become fully vested. On March 13, 2014, Mr. Cotter’s employment agreement was amended to increase his annual base salary by $65,000 to $240,000, retroactively effective as of February 1, 2014, and increase his cash bonus eligibility from 20% of his annual base salary to 25% of his annual base salary.

The agreement provides the following definitions of “For Cause” and “Good Reason”: (a) “For Cause” is (i) the commission by the executive of a crime involving dishonesty, breach of trust, or physical harm to any person, (ii) executive’s engagement by the executive in conduct that is in bad faith and materially injurious to the Company, (iii) commission by the executive of a material breach of the employment agreement which is not cured within 20 days after the executive receives written notice of such breach, (iv) willful refusal by the executive to implement or follow a lawful policy or directive of the Company, which breach is not cured by the executive within 20 days after receiving written notice from the Company, (v) or executive’s engagement in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally; and (b) “Good Reason” is, without the executive’s written consent, (1) a material reduction in the executive’s annual base salary (except for reductions that are comparable to reductions generally applicable to similarly-situated executives of the Company), (2) a relocation of the executive to a facility or location that is more than 50 miles from his primary place of employment and results in an increase in one-way driving distance by more than 50 miles (provided that any such relocation shall not constitute Good Reason if the executive is permitted to perform his duties remotely from or near his home for two weeks per month), or (3) a material and adverse change in the executive’s authority, duties, or responsibilities with the Company or reporting relationship within the Company.

Richard E. Davis

On July 7, 2014, we entered into an executive employment agreement with Mr. Davis, our Chief Financial Officer and Treasurer. The agreement continues until terminated by us or by Mr. Davis. Pursuant to the terms of the agreement, Mr. Davis is entitled to an initial annual base salary of $200,000 and is eligible to receive an annual cash bonus in an amount of up to 25% of Mr. Davis’ then-current annual base salary. Annual bonuses are awarded at the sole discretion of our Board of Directors. If Mr. Davis’ employment is terminated by us at any time after August 7, 2014 (unless such termination is “For Cause” (as defined in his employment agreement)), or by Mr. Davis for “Good Reason” (as defined in his employment agreement), then Mr. Davis, upon signing a release in favor of the Company, would be entitled to severance in an amount equal to six months of Mr. Davis’ then-current annual base salary, payable in the form of salary continuation, plus, if Mr. Davis elects and subject to certain other conditions, payment of Mr. Davis’ premiums to continue his group health coverage under COBRA until the earlier of (i) 12 months following the date of such termination; or (ii) the date Mr. Davis becomes covered under another employer’s health plan. In addition, Mr. Davis’ employment agreement provides that, in the event of a change of control of the Company or his employment is terminated by the Company for any reason other than For Cause, all unvested shares under outstanding equity grants to Mr. Davis, if any, shall automatically accelerate and become fully vested.

The agreement provides the following definitions of “For Cause” and “Good Reason”: (a) “For Cause” is (i) the commission by the executive of a crime involving dishonesty, breach of trust, or physical harm to any person, (ii) executive’s engagement by the executive in conduct that is in bad faith and materially injurious to the Company, (iii) commission by the executive of a material breach of the employment agreement which is not cured within 20 days after the executive receives written notice of such breach, (iv) willful refusal by the executive to implement or follow a lawful policy or directive of the Company, which breach is not cured by the executive within 20 days after receiving written notice from the Company, (v) or executive’s engagement in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally; and (b) “Good Reason” is, without the executive’s written consent, (1) a reduction in the executive’s annual base salary comparable to reductions generally applicable to similarly-situated executives of the Company if such reduction occurs during the first 365 days of employment and is greater than 15%, (2) a relocation of the executive to a facility or location that is more than 50 miles from his primary place of employment and results in an increase in one-way driving distance by more than 50 miles (provided that any such relocation shall not constitute Good Reason if the executive is permitted to perform his duties remotely from or near his home for two weeks per month), or (3) a material and adverse change in the executive’s authority, duties, or responsibilities with the Company or reporting relationship within the Company.

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the aggregate number of option awards held by our named executive officers at September 30, 2014:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Dr. Terrence W. Norchi	125,000	375,000	(1)	0.35	03/22/2024

William M. Cotter	433,334	366,666	(2)	0.37	06/18/2023
	125,000	125,000	(3)	0.40	09/09/2023
	87,500	262,500	(4)	0.35	03/22/2024

Richard E. Davis	125,000	375,000	(5)	0.22	07/06/2024

(1)	Represents an option to purchase 500,000 shares of common stock with a grant date of March 23, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing April 23, 2015.

(2)	Represents an option to purchase 800,000 shares of common stock with a grant date of June 18, 2013 in anticipation of his employment. The option vests over a three-year period as follows: 25% of the shares subject to the option vested on July 1, 2013, 25% of the shares subject to the option vest 12 months after July 1, 2013, and 1/24th of the remaining unvested shares vest monthly thereafter, with all shares underlying the option subject to automatic acceleration of vesting upon a corporate transaction or change in control (as such terms are defined under the Plan). To the extent vested, the option may only be exercised during the 2017 calendar year, unless we undergo a corporate transaction or change in control or Mr. Cotter separates from service with us in a calendar year earlier than 2017, in which case the option must be exercised during such earlier calendar year.

(3)	Represents an option to purchase 250,000 shares of common stock granted on September 9, 2013. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares to vest 12 months following the date of grant, and the remaining 50% of the shares to vest thereafter in 24 equal installments on each monthly anniversary of the date of grant.

(4)	Represents an option to purchase 350,000 shares of common stock with a grant date of March 23, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant, and the remaining 50% of the shares to vest thereafter in 24 equal installments on each monthly anniversary of the date of grant.

(5)	Represents an option to purchase 500,000 shares of common stock with a grant date of July 7, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.

Compensation of Directors

On March 23, 2014, our Board of Directors adopted a director compensation policy for non-employee directors. That policy provides that effective the first calendar quarter of 2014, the person serving as the Chairman of our Board of Directors receives an aggregate annual cash fee of $190,000 for that chairperson role, and all other non-employee directors receive an annual cash fee of $50,000. Prior to the adoption of the revised director compensation policy, the person serving as the Chairman of our Board of Directors received an aggregate annual cash fee of $110,000 for that chairperson role, and all other non-employee directors received an annual cash fee of $35,000.

The following table summarizes all compensation paid to our non-employee directors during the fiscal year ended September 30, 2014:

Director Compensation Table

	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All other Compensation ($)	Total ($)
Dr. Avtar Dhillon	170,000	—	57,742	—	227,742
Dr. Arthur Rosenthal	46,250	—	57,742	—	103,992

(1)	The values listed represent the fair value of the option grants that was recognized during the fiscal year ended September 30, 2014 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. For information on the valuation assumptions with respect to option grants made during the fiscal year ended September 30, 2014, refer to Note 9 “Stock-Based Compensation” in our consolidated financial statements for the fiscal year ended September 30, 2014, included in this filing

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2013, our Board of Directors and the holders of a majority of our standing common stock approved and adopted the Arch Therapeutics, Inc. 2013 Stock Incentive Plan (the “Plan”). The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. As of September 30, 2014, the Plan has reserved 10,231,197 shares of our common stock for issuance thereunder in awards granted to employees, directors and/or consultants. The Plan provides that on the first business day of each fiscal year commencing with fiscal year 2013, the number of shares of our common stock reserved for issuance under the Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (i) 3,000,000 shares, (ii) 4% of the number of shares outstanding on the last day of our immediately preceding fiscal year, or (iii) such lesser number of shares as determined by the administrator of the Plan, which is currently our Board of Directors. As a result of that provision, as of October 1, 2014, the number of shares reserved for issuance under the Plan increased by 2,883,059 to 13,114,256. The following table provides information as of September 30, 2014 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,637,962	$0.34	1,361,985
Equity compensation plans not approved by security holders	—	—	—
Total	8,637,962	$0.34	1,361,985

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and named executive officers as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Arch Therapeutics, Inc., 20 William St., Suite #270, Wellesley, Massachusetts 02481. The information set forth in the table below is based on 76,076,487 shares of our common stock outstanding on December 10, 2014. Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 10, 2014, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
5%+ Stockholders:
Twelve Pins Partners, LLC (2)	10,000,000	13.14%
Cranshire Capital Advisors, LLC, as investment manager for Cranshire Master Fund and a managed account for Equitec (3)	4,000,000	5.26%
Directors and Named Executive Officers:
Avtar Dhillon (4)	7,360,373	9.65%
Terrence W. Norchi (5)	11,544,076	15.15%
Arthur Rosenthal (6)	258,400	*
William M. Cotter (7)	238,540	*
Richard E. Davis (8)	125,000	*
Current Directors and Named Executive Officers as a Group (5 persons)	19,526,389	25.37%

* Less than 1%

(1)	Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed above, based on information furnished by such owners, has sole investment and voting power with respect to the shares listed as beneficially owned by such owner, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Dr. Norchi is the sole member of Twelve Pins Partners, LLC and has sole voting and investment control with respect to the shares it holds. Dr. Norchi disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(3)	Represents (a) 3,200,000 shares of common stock held of record by Cranshire Capital Master Fund, Ltd. (“Cranshire”) and (b) 800,000 shares of common stock held of record by Equitec Specialists, LLC (“Equitec”). The total excludes the 9,600,000 and 2,400,000 shares of our common stock issuable upon exercise of Warrants acquired by Cranshire and Equitec, respectively, in connection with the Private Placement Financing due to the provision contained in such Warrants providing that the holder may not exercise its Warrants to the extent (but only to the extent) such holder or any of its affiliates would beneficially own a number of shares of our common stock which would exceed 4.9%. Without such ownership limitations, Mr. Kopin and CCA may be deemed to have beneficial ownership of 16,000,000 shares of our common stock.

Cranshire Capital Advisors, LLC (“CCA”) serves as the investment manager of Cranshire and as the investment manager to a managed account for Equitec, and consequently has voting control and investment discretion over securities held of record by each such entity. Mitchell P. Kopin (“Mr. Kopin”), the president, the sole member and the sole member of the Board of Managers of CCA, has voting control over CCA. As a result, each of Mr. Kopin and CCA may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the securities held of record by Cranshire and Equitec. The address of the stockholders is c/o Cranshire Capital Advisors, LLC, 3100 Dundee Road, Suite 703, Northbrook, Illinois 60062

(4)	Includes 200,000 shares issuable pursuant to options that were exercisable on December 10, 2014 or which become exercisable within 60 days of December 10, 2014.

(5)	Represents (a) 10,000,000 shares of our common stock held by Twelve Pins Partners, LLC, with respect to which Dr. Norchi holds sole voting and investment control, (b) 1,419,076 shares issued to Dr. Norchi upon the closing of the Merger in exchange for the cancellation of shares of common stock and convertible notes of ABS owned by him immediately prior to the closing of the Merger, and (c) 125,000 shares issuable pursuant to options that were exercisable on December 10, 2014 or which become exercisable within 60 days of December 10, 2014. Dr. Norchi disclaims beneficial ownership of the securities held by Twelve Pins Partners, LLC except to the extent of his pecuniary interest therein.

(6)	Includes 200,000 shares issuable pursuant to options that were exercisable on December 10, 2014 or which become exercisable within 60 days of December 10, 2014.

(7)	Includes 238,540 shares issuable pursuant to options that were exercisable on December 10, 2014 or which become exercisable within 60 days of December 10, 2014.

(8)	Includes 125,000 shares issuable pursuant to options that were exercisable on December 10, 2014 or which become exercisable within 60 days of December 10, 2014.

See the disclosure under the heading “Securities Authorized for Issuance under Equity Compensation Plans” in Item 12 of this Annual Report for certain information about our equity compensation plans.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During fiscal year 2014, other than with respect to matters relating to the Company’s compensation arrangements with its executive officers, there were no transactions between the Company or any of its subsidiaries and any “Related Person” (as that term is defined in Item 404 of Regulation S-K) that would be required to be reported pursuant to Item 404 of Regulation S-K.

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

Subject to some exceptions, Nasdaq Listing Rule 5605(a)(2) provides that an independent director is a person other than an executive officer or other employee of the Company or any other individual having a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under Nasdaq Listing Rule 5605(a)(2) and subject to certain exceptions, a director will not be deemed to be independent if (a) the director is, or at any time during the past three years was, an employee of ours; (b) the director or a member of the director’s immediate family or a person living with such director (collectively, a “Related Party”) has received more than $120,000 in compensation from us during any twelve-month period within the preceding three years, other than compensation for service as a director or as a non-executive employee (in the case of Related Party), benefits under a tax-qualified retirement plan or non-discretionary compensation; (c) a Related Party is, or in the past three years has been, an executive officer of ours; (d) the director or a Related Party is an executive officer, partner or controlling shareholder of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during our past three fiscal years, exceeds the greater of 5% of the recipient's consolidated gross revenues for that year or $200,000 (except for payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs); (e) the director or a Related Party is employed as an executive officer of another company where at any time during the preceding three years one of our executive officers served on the compensation committee of such company; and (f) the director or a Related Party is a current partner of our independent public accounting firm, or has worked for such firm in any capacity on our audit at any time during the past three years.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended September 30, 2014 and 2013, and all other fees paid by us for services rendered Moody, Famiglietti & Andronico LLP, our current principal accountant, during the fiscal years ended September 30, 2014 and 2013:

	2014	2013
Audit Fees	$160,675	$94,521
Audit-Related Fees	37,235	—
Tax Fees	31,732	—
All Other Fees	29,352	—
Total	$258,994	$94,521

Audit Fees. The fees identified under this caption were for professional services rendered by Moody, Famiglietti & Andronico LLP for the audit of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by Moody, Famiglietti & Andronico LLP for the review of the financial statements included in our quarterly reports on Forms 10-Q. In addition, the amounts include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified.

Audit-Related Fees. Audit-related fees consist principally of assurance and related services reasonably related to the performance of the audit or review of our financial statements that are not reported as audit fees. There were no such fees in 2013.

Tax Fees. Tax fees identified under this caption were for professional services rendered by Edelstein & Company, and consist principally of assistance related to tax compliance, tax advice, and tax planning. There were no such fees in 2013.

All Other Fees. These fees would consist of all fees paid to our principal accountant that are not reflected as audit, audit-related or tax fees such as fees incurred in connection with reviewing our registration statements and prospectus supplements. There were no such fees in 2013.

Pre-Approval Policy

As our Board of Directors has not established a separate standing audit committee, all engagements of our independent registered public accounting firm for 2014 and 2013 were pre-approved by the full Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1).	The following consolidated financial statements of Arch Therapeutics, Inc. and subsidiary, are found beginning on Page F-1 immediately following the signature page hereto, are incorporated by reference into Item 8 — Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets As of September 30, 2014 and 2013

Consolidated Statements of Operations For the Years Ended September 30, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Years Ended September 30, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended September 30, 2014 and 2013

Notes to Consolidated Financial Statements

(a)(2).	Financial Statement Schedules

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3).	Exhibits

The Exhibit Index attached to this Annual Report on Form 10-K is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi
Date: December 12, 2014		Dr. Terrence W. Norchi
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

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director	December 12, 2014
/s/ Terrence W. Norchi	( Principal Executive Officer )
Dr. Terrence W. Norchi

	Chief Financial Officer	December 12, 2014
/s/ Richard E. Davis	( Principal Financial and Accounting Officer )
Richard E. Davis

/s/ Avtar Dhillon	Director	December 12, 2014
Dr. Avtar Dhillon

/s/ Arthur Rosenthal	Director	December 12, 2014
Dr. Arthur Rosenthal

ARCH THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Arch Therapeutics, Inc.

Wellesley, Massachusetts

We have audited the accompanying consolidated balance sheets of Arch Therapeutics, Inc. and subsidiary (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Therapeutics, Inc. and subsidiary as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, MA

December 12, 2014

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of September 30, 2014 and 2013

	September 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$833,520	$557,319
Promissory note receivable	-	1,000,000
Prepaid expenses and other current assets	43,470	19,629
Total current assets	876,990	1,576,948

Long-term assets:
Property and equipment, net	-	322
Other Assets	-	10,062
Total long-term assets	-	10,384

Total assets	$876,990	$1,587,332

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$175,832	$314,769
Accrued expenses and other liabilities	267,835	140,840
Current derivative liabilities	2,280,000	-
Total current liabilities	2,723,667	455,609

Long-term liabilities:
Note payable, Net of Unamortized Discount	955,766	944,707
Accrued interest, net of current portion	100,000	-
Derivative liabilities, net of current portion	3,990,000	-
Total long-term liabilities	5,045,766	944,707

Total liabilities	7,769,433	1,400,316

Commitments and contingencies( see Note 13)

Stockholders’ (deficit) equity:

Common stock, $0.001 par value, 300,000,000 shares authorized, 72,076,487 and 60,145,237 shares issued and outstanding as of September 30, 2014 and September 30, 2013, respectively	72,051	60,145
Additional paid in capital	5,810,200	4,758,742
Accumulated Deficit	(12,774,694)	(4,631,871)
Total stockholders’ (deficit) equity	(6,892,443)	187,016

Total liabilities and stockholders' (deficit) equity	$876,990	$1,587,332

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Operations
For the Years Ended September 30, 2014 and 2013

	Fiscal Year Ended September 30, 2014	Fiscal Year Ended September 30, 2013

Revenues	$-	$-

Operating expenses:
General and administrative expenses	3,134,285	1,526,075
Research and development expenses	1,477,479	218,901
Total operating expenses	4,611,764	1,744,976

Operating loss	(4,611,764)	(1,744,976)

Other (expense) income:
Interest expense	(111,059)	(108,879)
Loss on issuance of warrants	(7,541,693)	-
Adjustment to fair value of derivative	4,121,693	-
Other income	-	64
Total other expense	(3,531,059)	(108,815)

Net Loss	$(8,142,823)	$(1,853,791)

Basic earnings per share
Net Loss per Share	$(0.12)	$(0.09)
Weighted Common Shares - Basic and Diluted	67,492,823	21,366,752

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' (Deficit) Equity
For the Years Ended September 30, 2014, and 2013

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit) Equity

Balance at September 30, 2012	5,645,212	5,645	-	(2,778,080)	(2,772,435)

Net loss	-	-	-	(1,853,791)	(1,853,791)
					-
Equity acquired in reverse merger on June 26	41,500,000	41,500	(41,500)	-	-

Issuance of common stock and 2,500,000 warrants to purchase 2,500,000 shares of common stock on June 26 for $1,250,000 ($0.50 per share)	2,500,000	2,500	1,247,500	-	1,250,000

Exchange of debt and accrued interest for common stock pursuant to reverse merger on June 26	9,000,025	9,000	2,461,022	-	2,470,022
					-
500,000 warrants to purchase 500,000 shares of common stock on July 3 for $250,000 ($0.50 per share)	500,000	500	249,500	-	250,000

Issuance of common stock and 1,000,000 warrants to purchase 1,000,000 shares of common stock on August 30 for $500,000 ($0.50 per share)	1,000,000	1,000	499,000	-	500,000

Grant of one warrant to purchase 145,985 shares of common stock issued with note payable on September 30	-	-	55,293	-	55,293

Stock based compensation expense	-	-	287,927	-	287,927

Balance at September 30, 2013	60,145,237	60,145	4,758,742	(4,631,871)	187,016

Net loss	-	-	-	(8,142,823)	(8,142,823)

Issuance of restricted stock for services	275,000	275	94,600	-	94,875

Exercise of stock options	231,250	231	92,269	-	92,500

Issuance of stock in Private Placement Funding	11,400,000	11,400	(236,697)	-	(225,297)

Stock based compensation expense	-	-	1,101,286	-	1,101,286

Balance at September 30, 2014	72,051,487	$72,051	$5,810,200	$(12,774,694)	$(6,892,443)

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2014 and 2013

	Fiscal Year Ended September 30, 2014	Fiscal Year Ended September 30, 2013
Cash flows from operating activities:
Net loss	$(8,142,823)	$(1,853,791)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	322	586
Other noncash adjustments	92,500	(92)
Stock-based compensation	1,101,286	287,927
Noncash interest expense on notes payable	111,059	-
Noncash interest expense on convertible notes payable	-	82,147
Noncash interest expense on notes payable to related party	-	25,599
Repayment of accrued interest to related party	-	(98,288)
Non cash expense for issuance of warrants	3,420,000	-
Issuance of common stock for services	94,875	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(13,779)	(16,321)
Other Assets	-	(10,062)
Increase (decrease) in:
Accounts payable	(138,937)	56,343
Accrued expenses and other liabilities	126,995	91,332
Net cash used in operating activities	(3,348,502)	(1,434,620)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	2,624,703	2,000,000
Repayment of notes payable to related party	-	(275,200)
Proceeds from issuance of convertible notes payable	-	250,000
Proceeds from issuance of notes payable	1,000,000	-
Net cash provided by financing activities	3,624,703	1,974,800

Net increase in cash and cash equivalents	276,201	540,180

Cash and cash equivalents, beginning of period	557,319	17,139

Cash and cash equivalents, end of period	$833,520	$557,319

Cash paid during the period for:
Interest	$-	$98,288

Debt with warrants issued for promissory note receivable	$-	$1,000,000

Exchange of convertible notes and related accrued interest for common stock	$-	$2,470,022

Fully depreciated fixed assets disposed of	$2,066	$-

The accompanying notes are an integral part of these consolidated financial statements

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

For financial reporting purposes, the Merger represented a “reverse merger” rather than a business combination and ABS was deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the accumulated deficit and the historical operations that are reflected in the Company’s consolidated financial statements prior to the Merger are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information has been consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in this report.

ABS was incorporated under the laws of Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc. On April 7, 2008, ABS changed its name to Arch Therapeutics, Inc. Effective upon the closing of the Merger, ABS changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc.

The Company has generated no operating revenues to date, and is devoting substantially all of its efforts toward product research and development. To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of common stock and warrants.

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

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Accounting

The consolidated financial statements include the accounts of Arch Therapeutics and its wholly owned subsidiary, Arch Biosurgery, Inc., a life science medical device company. All intercompany accounts and transactions have been eliminated in consolidation.

The Company is in the development stage and is devoting substantially all of its efforts to developing technologies, raising capital, establishing customer and vendor relationships, and recruiting new employees. Due to the fact that we are a development stage company, we have historically included inception-to-date information, and certain disclosures required under U.S. GAAP in our financial statements. The amendments in this ASU (2014-10) remove all incremental financial reporting requirements, except for certain required incremental disclosures from U.S. GAAP for development stage companies. We have elected to early adopt this ASU. The amendments required in this ASU have been applied retrospectively and all inception to date information has been removed from our financial statements presented within this Annual Report on Form 10-K. The clarification to Topic 275 was applied prospectively to all unrecognized tax benefits that existed at the effective date.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended September 30, 2014 and 2013 there has not been any impairment of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of September 30, 2014 and 2013.

Research and Development

The Company expenses internal and external research and development costs, including costs of funded research and development arrangements, in the period incurred.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”) that requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company accounts for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 505, Equity (“FASB ASC Topic 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. FASB ASC Topic 505 requires the Company to re-measure the fair value of stock options issued to non- employee at each reporting period during the vesting period or until services are complete.

In accordance with FASB ASC Topic 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

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

Subsequent Events

The Company evaluated all events or transactions that occurred through December 10, 2014 the date which these consolidated financial statements were available to be issued. The Company disclosed material subsequent events in Note 14.

Going Concern Basis of Accounting

The Company does not currently believe its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. As reflected in the financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2014, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might be necessary should operations discontinue. The Company expects to incur substantial expenses for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. The Company does not have sufficient cash and cash equivalents to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has funded its operations primarily through equity and debt financings.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

The consolidated financial statements include the accounts of the Company as of September 30, 2014 and 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

3.	PROPERTY AND EQUIPMENT

At September 30, 2014 and 2013, property and equipment consisted of:

	Estimated
	Useful Life	2014	2013

Furniture and fixtures	5 years	$2,925	$2,925

Lab equipment	5 years	1,000	3,066

		3,925	5,991

Less - accumulated depreciation		3,925	5,669
		$-	$322

Depreciation expense for the years ended September 30, 2014 and 2013 was $322 and $586, respectively.

During the year ended September 30, 2014, the Company disposed of certain property and equipment with historical costs of $2,066 and accumulated depreciation thereon of $2,066.

4.	INCOME TAXES

The principal components of the Company's net deferred tax assets consisted of the following at September 30:

	2014	2013
Net operating loss carryforwards	$2,731,492	$1,332,955
Capitalized expenditures	381,872	-
Research and experimentation credit carryforwards	63,368	32,559
Stock based compensation	501,175	115,171
Fixed assets	1,568	7,492
Accrued expenses	46,230	35,744
Gross deferred tax assets	3,725,705	1,523,921
Deferred tax asset valuation allowance	(3,725,705)	(1,523,921))

Net deferred tax assets	$-	$-

As of September 30, 2014 and 2013, the Company had federal net operating loss carryforwards of approximately $6,230,000 and $3,486,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2026. As of September 30, 2014 and 2013, the Company had federal research and experimentation credit carryforwards of $44,112 and $32,559, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029.

As of September 30, 2014 and 2013, the Company had state net operating loss carryforwards of approximately $5,271,000 and $2,800,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2014. As of September 30, 2014 and 2013, the Company had state research and experimentation credit carryforwards of approximately $19,000 and $10,000, respectively, which may be able to offset future income tax liabilities and which would begin to expire in 2023.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of September 30, 2014 and 2013 did not satisfy the realization criteria set forth in FASB ASC Topic 740, Income Taxes, and therefore has recorded a valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2014 and 2013 by approximately $2,202,000 and $589,000, respectively. The Company’s effective income tax rate differed from the federal statutory rate due to state taxes and the Company’s full valuation allowance, the latter of which reduced the Company’s effective federal income tax rate to zero.

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

Convertible Notes Payable, Related Parties

From June 2006 through December 2008, ABS issued convertible notes (“Convertible Notes”) to related parties for aggregate cash proceeds of $105,000. The notes accrued interest at various rates ranging from 6% to 10% per year and had an original maturity date of two years from issuance. The Convertible Notes were originally convertible into shares of convertible preferred stock upon the closing of a preferred equity financing of at least $1,000,000, the number of which was to be determined by dividing the principal and accrued interest by the purchase price of the convertible preferred stock ("Conversion Price").

In connection with the notes, ABS issued warrants to purchase additional shares of convertible preferred stock at the conversion price equal to an aggregate amount of 20% of the principal. At September 30, 2012, $55,000 of the convertible notes with related parties had matured. In January 2013, an additional $50,000 matured bringing the total to $105,000. Each of the holders of the matured notes entered into an agreement of forbearance with the Company extending the time to repay the matured notes and accrued interest for an unspecified amount of time. Under the terms of the forbearance agreement, interest continued to accrue at the rate in effect at the time of maturity.

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

On June 26, 2013, a merger (the “Merger”) was completed by Arch Acquisition Corporation, a Massachusetts corporation and the Company’s wholly-owned subsidiary formed for the purpose of the transaction (“Merger Sub”) and ABS, with ABS surviving the Merger as the Company’s wholly owned subsidiary. Upon the closing of the Merger, all of the issued and outstanding capital stock and convertible notes of ABS were exchanged for an aggregate of 14,645,237 shares of the Company’s common stock. Also, in connection with the Merger, the warrants of ABS were cancelled. For financial reporting purposes, the Merger represented a “reverse merger” rather than a business combination and ABS was deemed to be the accounting acquirer in the transaction. Consequently, the assets, liabilities, accumulated deficit and the historical operations reflected in the Company’s consolidated financial statements are those of ABS. All share information has been restated to reflect the effects of the reverse merger. The Company’s financial information has been consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in all future filings with the SEC.

7.	CONVERTIBLE NOTES PAYABLE

From March 2006 through January 2013, the Company issued convertible notes for aggregate cash proceeds of $1,735,000. The notes accrued interest at various rates ranging from 6% to 10% per year and had an original maturity date of two years from issuance. The notes were originally convertible into the number of shares of convertible preferred stock upon the closing of a preferred equity financing of at least $1,000,000 by dividing the principal and accrued interest by the purchase price of the convertible preferred stock. In connection with the notes, the Company issued warrants to purchase additional shares of convertible preferred stock at the conversion price equal to an aggregate amount ranging from 10% to up to 50% of the principal balance of the note. The warrants had various expiration dates through January 2015.

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

The Warrants are exercisable immediately upon issuance. The Series A warrants have an exercise price of $0.30 per share and expire five years from the date of their issuance. The Series B warrants have an exercise price of $0.35 per share and expire on the earlier of 12 months after their issuance date and six months after the first date on which the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is covered by one or more effective registration statements. The Series B warrants will expire on January 2, 2015. The Series C warrants have an exercise price of $0.40 per share and expire on the earlier of 18 months after their issuance date and nine months after the first date on which the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is covered by one or more effective registration statements. The Series C warrants will expire on April 2, 2015. The number of shares of the Company’s common stock into which each of the Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Warrants, including, without limitation, adjustment to both the exercise price of the Warrants in the event of certain subsequent issuances and sales of shares of the Company’s common stock (or securities convertible or exercisable into shares of common stock) at a price per share lower than the then-effective exercise price of the Warrants, in which case the per share exercise price of the Warrants will be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the Warrants will be adjusted accordingly so that the aggregate exercise price upon full exercise of the Warrants immediately before and immediately after such per share exercise price adjustment are equal. The Warrants are also subject to customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders, and provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially owning more than 4.9% of the Company’s common stock.

The Company may be required to make certain payments to the investors in the Private Placement Financing under certain circumstances in the future pursuant to the terms of the Securities Purchase Agreement and the Registration Rights Agreement. These potential future payments include: (a) potential partial damages for failure to register the common stock issued or issuable upon exercise of Warrants (in a cash amount equal to 1% of the price paid to the Company by each investor in the Private Placement Financing on the date of and on each 30-day anniversary of such failure until the cure thereof); (b) amounts payable if the Company and its transfer agent fail to timely remove certain restrictive legends from certificates representing shares of common stock issued in the Private Placement Financing or issuable upon exercise of the Warrants; (c) expense reimbursement for the lead investor in the Private Placement Financing; and (d) payments in respect of claims for which the Company provides indemnification. There is no cap to the potential consideration. On July 2, 2014, we received from the SEC a Notice of Effectiveness of our Registration Statement related to the Private Placement which satisfied some of our obligation to register these securities with the SEC.

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

The value of the derivative liability as of September 30, 2014 was $6,270,000. As of result of a change in the estimated fair market value of the derivative liability we recorded other income of $4,121,693 for the year ended September 30, 2014, respectively. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability
Beginning balance at September 30, 2013	$—

Issuances	10,391,693

Adjustments to estimated fair value	(4,121,693)

Ending balance at September 30, 2014	$6,270,000

The derivative liabilities were valued as of February 4, 2014 and September 30, 2014, using Monte Carlo Simulation with the following assumptions:

	September 30, 2014	February 04, 2014
Closing price per share of common stock	$0.18	$0.30
Exercise price per share	$0.30 - 0.40	$0.30 - 0.40
Expected volatility	85 - 90%	100 - 125%
Risk-free interest rate	0.02 - 1.55%	0.12-1.46%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	.33 – 4.33	1 - 5

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

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2013, a maximum number of 7,825,388 shares of the Company’s authorized and available common stock could be issued in the form of: options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair market value as determined in good faith by the Board at the time each option is granted. On October 1, 2013, the aggregate number of authorized shares under the 2013 Plan was increased by 2,405,809 shares to a total of 10,231,197 shares. On October 1, 2014, the aggregate number of authorized shares under the Plan was further increased by 2,883,059 shares to a total of 13,114,256 shares.

As of September 30, 2014, a total of 5,304,212 options were issued to employees and directors and 3,565,000 options were issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

2009 Stock Incentive Plan

During 2009, ABS established the 2009 Stock Incentive Plan (the “2009 Plan”). Under the 2009 Plan, a maximum number of 707,460 shares of ABS authorized and available common stock could be issued in the form of stock options and other equity interests. Under the terms of the 2009 Plan, options and other equity interests could be granted to employees, officers, directors, consultants and advisors of the Company. The exercise price of each stock option issued under the 2009 Plan was required to equal the fair market value of the underlying shares of common stock as determined in good faith by the administrator of the 2009 Plan at the time each option was granted.

Upon effectiveness of the 2013 Plan and the Merger, the Company ceased making awards under the 2009 Plan, and the right to receive shares of ABS pursuant to awards previously issued under the 2009 Plan was converted into the right to receive shares of the Company’s common stock. As of September 30, 2014, 579,026 shares of common stock subject to vesting had been issued under the 2009 Plan to employees, directors and consultants at fair market value, and an additional 116,973 shares had been issued to consultants not subject to vesting terms at fair market value.

Share-based awards

During the fiscal year ended September 30, 2014, the Company granted options to purchase 3,404,212 shares of the Company’s common stock to employees and options to purchase 2,465,000 shares of common stock to consultants under the 2013 Plan. The options have terms ranging from 3 to 10 years, are subject to vesting terms over periods ranging from 1 year to 3 years and have exercise prices ranging from $0.17 to $0.37.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the fiscal year ended September 30, 2014, was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the fiscal year ended September 30, 2014; expected volatility, 77% - 134%, risk-free interest rate, 0.83% - 2.52%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 2.4 to 10 years.

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

Stock compensation plan activity is as follows:

Common Stock Options

Stock compensation activity under the 2013 Plan for the year ended September 30, 2014 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding at October 1, 2013	3,000,000	$0.38		$-
Awarded	5,869,212	0.33	-	-
Exercised	(231,250)	0.40	-	-
Forfeited	-		-	-
Outstanding at September 30, 2014	8,637,962	$0.34	5.46	2,750
Vested	4,645,935	$0.36	4.60	76
Vested and expected to vest at September 30, 2014	8,637,962	$0.34	5.46	2,750

As of September 30, 2014, 1,361,985 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s consolidated statement of operations for the years ended September 30, 2014 and 2013 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1,101,000 and $288,000, respectively. Of this amount during the years ended September 30, 2014 and 2013, $629,000 and $38,000, respectively was recorded to Research and Development expenses, and $472,000 and $250,000, respectively was recorded in General and Administrative expenses in the Company’s consolidated statement of operations

As of September 30, 2014, there is approximately $965,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.03 years.

Restricted Stock

Restricted stock activity under the 2009 Plan and the 2013 Plan for the years ended September 30, 2014 and 2013 follows:

	2014	2013
Restricted Stock
Non Vested at October 1	-	56,844
Awarded	300,000	-
Vested	(275,000)	(56,844)
Forfeited	-	-
Non Vested at September 30	25,000	-

The weighted average restricted stock award date fair value information for the years ended September 30, 2014 and 2013 follows:

	2014	2013
Non Vested at October 1	$-	$0.0024
Awarded	0.345	-
Vested	0.345	0.0024
Forfeited	-	-
Non Vested at September 30	$0.345	$-

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the year ended September 30, 2014 and 2013, compensation expense recorded for the restricted stock awards was approximately $95,000 and $0, respectively.

10.	PRE MERGER WARRANTS

During the period from inception (March 6, 2006) through September 30, 2013, ABS had issued a total of 42 warrants, all of which were attached to various debt instruments and commitments issued by ABS. The warrants issued were convertible into shares of Series A Preferred Stock, $.01 par value at the conversion price equal to an aggregate amount ranging from 10% to up to 50% of the principal balance of the debt. Conversion of all warrants was contingent on ABS completing a Series A Preferred Equity Financing, defined as the sale of financing securities to a third party in which ABS receives gross proceeds from investors of at least $1,000,000, excluding the conversion of the notes. The warrants were cancelled in connection with the exchange of the debt for common shares pursuant to the Merger completed on June 26, 2013 described in Note 6.

11.	Coldstream Financing

In contemplation of the Merger, on April 19, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Coldstream Summit Ltd. (“Coldstream”) pursuant to which we agreed to issue and sell, and Coldstream agreed to purchase or assist in securing the purchase of $2,000,000 worth of units in a private offering within the 12-month period following the closing of the Merger (the “Coldstream Financing”). Each unit issued in the Coldstream Financing was to be sold at a price of $0.50 per share and was to consist of (i) one share of common stock and (ii) one warrant to purchase one share of common stock at an exercise price of $0.75 per share and with a term of 12 months. Pursuant to the Coldstream Financing, we issued and sold units consisting of 4,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock for aggregate gross proceeds of $2,000,000. As of September 30, 2014, all warrants issued in connection with the Coldstream Financing have expired.

12.	Note Payable

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000. The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive net proceeds of $5,000,000 or more in a 12-month period. The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s common stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of September 30, 2014.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The warrant valuation was derived with the Black-Scholes option pricing model with the following assumptions: risk free rate 2.64%, dividend yield 0.0%, expected life of 10 years, and volatility 114%. The fair value of the warrant was recorded as an increase to additional paid-in capital. The allocation of funds to the warrants resulted in a discount on the loan, which will be accreted to interest expense over the life of the loan. For the year ended September 30, 2014, $11,059 of the loan discount has been accreted to interest expense. As of September 30, 2014 the accreted balance of MLSC Loan was $955,766.

13.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company's indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2014 and 2013, no amounts have been accrued related to such indemnification provisions.

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

In exchange for the licenses granted in the agreement, the Company has paid MIT license maintenance fees and patent prosecution costs. The Company paid license maintenance fees of $35,000 to MIT in the fiscal year ended September 30, 2014 and $25,000 in the fiscal year ended September 30, 2013. For the years ended September 30, 2014 and 2013, the annual MIT license maintenance fees of $45,000 and $35,000, respectively, are included in accrued expenses and other liabilities on the Balance Sheet. The license maintenance fees and patent prosecution costs cover the contract year beginning January 1 thru December 31.

Annual license maintenance obligations extend through the life of the patents. The following table reflects the Company’s annual license maintenance fee commitments:

Year Ending September 30,
2015	$45,000
2016	50,000
2017	50,000
2018	50,000
$195,000

In addition, MIT is entitled to royalties on applicable future product sales, if any. The annual payments may be applied towards royalties payable to MIT for that year for product sales.

The Company is obligated to indemnify MIT and related parties from losses arising from claims relating to the exercise of any rights granted to the Company under the license, with certain exceptions. The maximum potential amount of future payments the Company could be required to make under this provision is unlimited. The Company considers there to be a low performance risk as of September 30, 2014.

The agreement expires upon the expiration or abandonment of all patents that are issued and licensed to the Company by MIT under such agreement. The Company expects that patents will be issued from presently pending U.S. and foreign patent applications. Any such patent will have a term of 20 years from the filing date of the underlying application. MIT may terminate the agreement immediately, if the Company ceases to carry on its business, if any nonpayment by the Company is not cured or the Company commits a material breach that is not cured. The Company may terminate the agreement for any reason upon six months’ notice to MIT.

Leases

On August 30, 2013, the Company entered into a sublease agreement for an office facility located at 20 William Street, Suite 270, Wellesley, Massachusetts 02481, effective October 1, 2013. The Company has leased this office space pursuant to the terms of a sublease agreement (the “Sublease”) with Stream Global Services, Inc. Pursuant to the terms of the Sublease, the Company has agreed to rent the leased premises, comprising approximately 2,322 square feet, through March 31, 2015 for an annual base rent equal to $26 per square foot, which is payable in monthly rental payments amounting to $5,031. In addition, the Sublease requires that the Company pay for certain operating expenses of the leased premises and a security deposit of $10,062.

The following table reflects the Company’s future minimum lease payments due under this noncancelable lease agreement as of September 30, 2014:

Year Ending September 30,
2015	$30,186

$30,186

14.	SUBSEQUENT EVENTS

The Company entered into an agreement to amend certain provisions of the Warrants (the “Amendment”) that it issued in connection with the Securities Purchase Agreement that it entered into on January 31, 2014. Under the terms of the Amendment, which became effective December 1, 2014, the Private Placement Warrants were amended to (i) reduce the exercise price of the Series B Warrants from $0.35 to $0.20, (ii) reduce the exercise price of the Series C Warrants from $0.40 to $0.20, and (iii) clarify that each Series of Private Placement Warrants may be amended without having to amend all three series of Private Placement Warrants. The number of shares of the Company’s common stock which may be purchased from the Company upon exercise of each Private Placement Warrant remained unchanged.

Following the Amendment, certain holders of the Private Placement Warrants exercised portions of their Series B Warrants, resulting in an aggregate issuance of 4,000,000 shares of the Company’s common stock (which increased the number of shares of common stock outstanding to 76,076,487), and gross proceeds to the Company of $800,000.

EXHIBIT INDEX

The following exhibits are being filed with this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

2.1**	Agreement and Plan of Merger dated May 10, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the SEC on May 13, 2013)(File Number 333-178883)

3.1*	Restated Articles of Incorporation of Arch Therapeutics, Inc.
3.2**

Amended and Restated Bylaws of Arch Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 24, 2013)(File Number 333-178883)

10.1**	Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)(File Number 333-178883)

10.2**	Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)(File Number 333-178883)

10.3**	Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. dated April 19, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)(File Number 333-178883)

10.4**	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)(File Number 333-178883)

10.5**	Form of Warrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)(File Number 333-178883)

60

10.6**	Amended and Restated Exclusive Patent License Agreement dated May 23, 2011 between ABS and the Massachusetts Institute of Technology, as amended by the First Amendment to Amended and Restated Exclusive Patent License Agreement dated May 15, 2012 between ABS and the Massachusetts Institute of Technology, and further amended by the Second Amendment to Amended and Restated Exclusive Patent License Agreement dated February 1, 2013 between ABS and the Massachusetts Institute of Technology, as further amended by the Third Amendment to Amended and Restated Exclusive Patent License Agreement dated April 30, 2013 between ABS and the Massachusetts Institute of Technology, and as further amended by the Letter Agreement dated June 10, 2013 between ABS and the Massachusetts Institute of Technology (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)(File Number 333-178883)

10.7#**	Termination Agreement and Release dated June 25, 2013, between ABS and Terrence W. Norchi (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)(File Number 333-178883)

10.8#**	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)(File Number 333-178883)

10.9#**	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Alan T. Barber (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)(File Number 333-178883)

10.10#**	Executive Employment Agreement, effective July 8, 2013, by and between Arch Therapeutics, Inc. and William M. Cotter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 8, 2013)(File Number 000-54986)

10.11**	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)(File Number 000-54986)

10.12#**	Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 24, 2013)(File Number 333-178883)

10.13#**	Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)(File Number 000-54986)

10.14#**	Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)(File Number 000-54986)

10.15#**	Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)(File Number 000-54986)

10.16**	Life Sciences Accelerator Funding Agreement dated September 30, 2013 between Arch Therapeutics, Inc. and the Massachusetts Life Sciences Center (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)(File Number 000-54986)

10.17**	Form of Warrant to Purchase Shares of Common Stock dated September 30, 2013 issued by Arch Therapeutics, Inc. to the Massachusetts Life Sciences Center (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)(File Number 000-54986)

10.18**	Sublease dated August 30, 2013 and effective October 1, 2013, between Arch Therapeutics, Inc. and Stream Global Services, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)(File Number 000-54986)

61

10.19**	Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)(File Number 000-54986)

10.20**	Form of Series A Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)(File Number 000-54986)

10.21**	Form of Series B Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)(File Number 000-54986)

10.22**	Form of Series C Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)(File Number 000-54986)

10.23**	Form of Registration Rights Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)(File Number 000-54986)

10.24#**	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and Terrence W. Norchi Stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 27, 2014)(File Number 000-54986)

10.25#**	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and William M. Cotter (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on March 27, 2014)(File Number 000-54986)

10.26#**	Executive Employment Agreement, effective July 7, 2014, by and between Arch Therapeutics, Inc. and Richard E. Davis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 7, 2014)(File Number 000-54986)

21.1**	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)(File Number 333-178883)

23.1*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer

101.INS	XBRL Instant Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Previously filed.

# Management contract or compensatory plan or arrangement.

62