Form 10-Q
period 2014-12-31
Arch Therapeutics, Inc.
filed 2015-02-09
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 6, 2015, 76,076,487 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three Month Months Ended December 31, 2014

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of December 31, 2014 (Unaudited) and September 30, 2014

	December 31, 2014 (Unaudited)	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$782,675	$833,520
Prepaid expenses and other current assets	41,766	43,470
Total current assets	824,441	876,990

Total assets	$824,441	$876,990

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$294,182	$175,832
Accrued expenses and other liabilities	280,190	267,835
Current derivative liabilities	420,600	2,280,000
Total current liabilities	994,972	2,723,667

Long-term liabilities:
Note payable, Net of Unamortized Discount	958,530	955,766
Accrued interest, net of current portion	125,000	100,000
Derivative liabilities, net of current portion	4,172,400	3,990,000
Total long-term liabilities	5,255,930	5,045,766

Total liabilities	6,250,902	7,769,433

Commitments and contingencies

Stockholders’ (deficit):

Common stock, $0.001 par value, 300,000,000 shares authorized, 76,076,487 and 72,076,487 shares issued and outstanding as of December 31, 2014 and September 30, 2014, respectively	76,076	72,051
Additional paid in capital	6,893,012	5,810,200
Accumulated Deficit	(12,395,549)	(12,774,694)
Total stockholders’ (deficit)	(5,426,461)	(6,892,443)

Total liabilities and stockholders' (deficit)	$824,441	$876,990

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended December 31, 2014 and 2013

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013

Revenues	$-	$-

Operating expenses:
General and administrative expenses	870,355	523,443
Research and development expenses	399,735	257,233
Total operating expenses	1,270,090	780,676

Operating loss	(1,270,090)	(780,676)

Other income (expense):
Interest expense	(27,765)	(27,765)
Gain on exercise of warrants	224,000	-
Loss on warrant derivative modification	(1,300,170)	-
Adjustment to fair value of derivative	2,753,170	-
Total other income (expense)	1,649,235	(27,765)

Net Income (Loss)	$379,145	$(808,441)

Basic earnings per share
Net Income (Loss) per Share	$0.01	$(0.01)
Weighted Common Shares - Basic and Diluted	73,337,085	60,145,237

Diluted earnings per share
Net Income (Loss) per Share	$0.01	$(0.01)
Weighted Common Shares - Diluted	73,422,007	60,145,237

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended December 31, 2014 and 2013

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Cash flows from operating activities:
Net Income (Loss)	$379,145	$(808,441)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	278,212	131,563
Noncash interest expense on notes payable	27,764	27,765
Issuance of common stock for services	8,625	-
Gain on exercise of warrants	(224,000)	-
Loss on warrant derivative modification	1,300,170	-
Adjustment to fair value of derivative	(2,753,170)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	1,704	(20,000)
Increase (decrease) in:
Accounts payable	118,350	(5,198)
Accrued expenses and other liabilities	12,355	62,390
Net cash used in operating activities	(850,845)	(611,921)

Cash flows from financing activities:
Proceeds from exercise of Warrants	800,000	-
Proceeds from issuance of notes payable	-	1,000,000
Net cash provided by financing activities	800,000	1,000,000

Net increase (decrease) in cash and cash equivalents	(50,845)	388,079

Cash and cash equivalents, beginning of period	833,520	557,319

Cash and cash equivalents, end of period	$782,675	$945,398

Cash paid during the period for:
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

For financial reporting purposes, the Merger represented a “reverse merger”. ABS was deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the accumulated deficit and the historical operations that are reflected in the Company’s consolidated financial statements prior to the Merger are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information has been consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in this report.

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

Although we believe that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 12, 2014.

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2014. There have been no material changes to our significant accounting policies during the three months ended December 31, 2014.

Basis of Accounting

The consolidated financial statements include the accounts of Arch Therapeutics, Inc. and its wholly owned subsidiary, Arch Biosurgery, Inc., a life science medical device company. All intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2015-01, “Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, was issued by the FASB in January 2015. The purpose of this amendment is to eliminate the concept of extraordinary items. The amendments in the Update are effective for fiscal years, and interim periods within those years beginning after December 15, 2015. Early application is permitted. The Company has adopted this standard and it does not have a material impact on its consolidated results of operations, financial position or disclosures

ASU 2014-17, “Business Combinations (Topic 805) - Pushdown Accounting” was issued by the FASB in November 2014. The objective of this Update is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to it most recent change –in-control event. The Company has determined that this guidance does not have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2014-16, “Derivatives and Hedging (Topic 815)” was issued by the FASB in November 2014. The primary purpose of the ASU is to determine whether the host contract in a Hybrid Financial Instrument issued in the form of a share is more akin to debt or equity. ASU 2014-16 is effective for public entities for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to ‘Continue as a Going Concern” was issued by the FASB in August 2014. The primary purpose of the ASU is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) was issued by the FASB in May 2014. The primary purpose of the ASU is to develop a common revenue standard for revenue recognition between the FASB and the International Accounting Standards Board (IASB). The ASU removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, among other items. We are a development stage company and do not currently generate revenue. ASU 2014-09 is effective for public business entities for annual periods beginning after December 15, 2016. While we are a development stage company and do not currently generate revenue, we currently anticipate generating revenue by the effective date of this ASU and therefore will be subject to this guidance. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations, financial position or disclosures.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three month periods ended December 31, 2014 and 2013 there were no impairments of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of December 31, 2014 and 2013.

Research and Development

The Company expenses internal and external research and development costs, including costs of funded research and development arrangements, in the period incurred.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, Compensation-Stock Compensation that requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company accounts for non-employee stock-based compensation in accordance with the guidance of ASC 505, Equity, which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. ASC 505 requires the Company to remeasure the fair value of stock options issued to non-employees at each reporting period during the vesting period or until services are complete.

In accordance with ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a history of market prices of the common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), using historical volatilities of similar public entities. The Company uses a simplified method for all “plain vanilla” options, as defined in SAB No. 107 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

Fair Value Measurements

The Company measures both financial and nonfinancial assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures, excluding those that are recognized or disclosed in the consolidated financial statements at fair value on a recurring basis. The standard created a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s expectations about the assumptions market participants would use in pricing the asset or liability.

The Company’s financial instruments include cash and cash equivalents. Because of their short maturity, the carrying amount of cash and cash equivalents are considered to approximate fair value.

Subsequent Events

The Company evaluated all events or transactions that occurred through February 3, 2015 the date which these consolidated financial statements were available to be issued. There were no material subsequent events to disclose.

Going Concern Basis of Accounting

The Company does not currently believe its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. As reflected in the financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2014, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might be necessary should operations discontinue. The Company expects to incur substantial expenses for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. The Company does not have sufficient cash and cash equivalents to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has funded its operations primarily through equity and debt financings.

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The unaudited interim consolidated financial statements do not include any adjustments that might result from this uncertainty.

The unaudited interim consolidated financial statements include the accounts of the Company as of December 31, 2014 and 2013. All significant intercompany balances and transactions have been eliminated in consolidation.

3.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2014, a maximum number of 10,231,197 shares of the Company’s authorized and available common stock could be issued in the form of: options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair market value as determined in good faith by the Board at the time each option is granted. On October 1, 2014, the aggregate number of authorized shares under the Plan was further increased by 2,883,059 shares to a total of 13,114,256 shares.

As of December 31, 2014, a total of 4,102,500 options had been issued to employees and directors and 5,304,212 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three months ended December 31, 2014, the Company granted options to purchase 537,500 shares of common stock to consultants under the 2013 Plan. The options have terms ranging from 1 to 10 years, are subject to vesting terms over periods ranging up to 4 years and have exercise prices ranging from $0.17 to $0.22.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three months ended December 31, 2014 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three months ended December 31, 2014; expected volatility, 77% - 119%, risk-free interest rate, 0.25% - 2.4%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 0.8 to 10 years.

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

Stock compensation plan activity is as follows:

Common Stock Options

Stock compensation activity under the 2013 Plan for the three months ended December 31, 2014 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding at September 30, 2014	8,637,962	$0.34		$-
Awarded	537,500	0.17	-	-
Exercised	-	-	-	-
Forfeited	-		-	-
Outstanding at December 31, 2014	9,175,462	$0.34	5.44	28,750
Vested	5,607,072	$0.36	4.50	12,583
Vested and expected to vest at December 31, 2014	9,175,462	$0.34	5.44	28,750

As of December 31, 2014, 3,707,544 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s consolidated statement of operations for the three months ended December 31, 2014 and 2013 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $278,000 and $132,000, respectively. Of this amount during the three months ended December 31, 2014 and 2013, $121,000 and $86,000, respectively was recorded to Research and Development expenses, and $157,000 and $46,000, respectively was recorded in General and Administrative expenses in the Company’s consolidated statement of operations

As of December 31, 2014, there is approximately $801,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.82 years.

4.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000. The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive net proceeds of $5,000,000 or more in a 12-month period. The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s common stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of December 31, 2014.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The warrant valuation was derived with the Black-Scholes option pricing model with the following assumptions: risk free rate 2.64%, dividend yield 0.0%, expected life of 10 years, and volatility 114%. The fair value of the warrants was recorded as an increase to additional paid-in capital. The allocation of funds to the warrants resulted in a discount on the loan, which will be accreted to interest expense over the life of the loan. For the three months ended both December 31, 2014 and 2013, $2,764 of the loan discount has been accreted to interest expense. As of December 31, 2014 and September 30,2014 the accreted balance of MLSC Loan was $958,530 and $955,766, respectively.

5.	PRIVATE PLACEMENT FINANCING

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

Upon the closing of the Private Placement Financing on February 4, 2014 (the “Closing Date”), the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company became obligated, subject to certain conditions, to file with the Securities and Exchange Commission (“SEC”) on or before March 21, 2014 one or more registration statements to register for resale under the Securities Act of 1933, as amended, (i) the Shares and the Warrant Shares, plus (ii) an additional number of shares of common stock equal to 33% of the total number of Shares and Warrant Shares, to account for adjustments, if any, to the number of Warrant Shares issuable pursuant to the terms of the Warrants (the securities set forth in this clause (ii), the “Additional Shares”). Under the terms of the Registration Rights Agreement, the Company is permitted to reduce the number of shares covered by a registration statement if such reduction is required by the SEC as a condition for permitting such registration statement to become effective and treated as a resale registration statement (the “Cutback Provisions”). In response to comments received from the SEC and in accordance with the terms of the Registration Rights Agreement, the Company reduced the number of shares included in its draft resale registration statement by the number of Additional Shares. The Company’s failure to satisfy certain other obligations and deadlines set forth in the Registration Rights Agreement may subject the Company to payment of monetary penalties as discussed below. The resale registration statement was declared effective on July 2, 2014. As described below, in the event that we fail to comply with certain requirements in the Registration Rights Agreement, we may be required to pay liquidated damages to the investors.

The Warrants are exercisable immediately upon issuance. The Series A warrants have an exercise price of $0.30 per share and expire five years from the date of their issuance. The Series B warrants had an initial exercise price of $0.35 per share and expire on the earlier of 12 months after their issuance date and six months after the first date on which the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is covered by one or more effective registration statements. The Series B warrants expired on January 2, 2015. The Series C warrants had an initial exercise price of $0.40 per share and expire on the earlier of 18 months after their issuance date and nine months after the first date on which the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is covered by one or more effective registration statements. The Series C warrants will expire on April 2, 2015. The number of shares of the Company’s common stock into which each of the Warrants is exercisable and the exercise price therefore are subject to adjustment as set forth in the Warrants, including, without limitation, adjustment to both the exercise price of the Warrants in the event of certain subsequent issuances and sales of shares of the Company’s common stock (or securities convertible or exercisable into shares of common stock) at a price per share lower than the then-effective exercise price of the Warrants, in which case the per share exercise price of the Warrants will be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the Warrants will be adjusted accordingly so that the aggregate exercise price upon full exercise of the Warrants immediately before and immediately after such per share exercise price adjustment are equal. The Warrants are also subject to customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders, and provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially would then own more than 4.9% of the Company’s common stock.

The Company may be required to make certain payments to the investors in the Private Placement Financing under certain circumstances in the future pursuant to the terms of the Securities Purchase Agreement and the Registration Rights Agreement. These potential future payments include: (a) potential partial damages for failure to register the common stock issued or issuable upon exercise of Warrants (in a cash amount equal to 1% of the price paid to the Company by each investor in the Private Placement Financing on the date of and on each 30-day anniversary of such failure until the cure thereof; (b) amounts payable if the Company and its transfer agent fail to timely remove certain restrictive legends from certificates representing shares of common stock issued in the Private Placement Financing or issuable upon exercise of the Warrants; (c) expense reimbursement for the lead investor in the Private Placement Financing; and (d) payments in respect of claims for which the Company provides indemnification. There is no cap to the potential consideration. On July 2, 2014, we received from the SEC a Notice of Effectiveness of our Registration Statement related to the Private Placement which satisfied some of our obligation to register these securities with the SEC.

On December 1, 2014, the Company agreed to amend certain provisions of the Warrants (the “Amendment”). Under the terms of the Amendment, the affected Warrants were amended to (i) reduce the exercise price of the Series B Warrants from $0.35 to $0.20, (ii) reduce the exercise price of the Series C Warrants from $0.40 to $0.20, and (iii) clarify that each series of Warrants may be amended individually, without having to amend all three series of Warrants. The number of shares of the Company’s common stock, which may be purchased from the Company upon exercise of each Warrant, remained unchanged. In conjunction with the Amendment, the Company recognized a loss on the modification of warrants in the amount of $1,300,170, which was determined using Monte Carlo Simulation.

As of December 2, 2014, Series B Warrants had been exercised for an aggregate issuance of 4,000,000 shares of the Company’s common stock resulting in gross proceeds to the Company of $800,000. In conjunction with the exercise of the Series B Warrants, their corresponding fair value at the exercise dates of $224,000 were extinguished from the derivative liabilities balance.

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

The value of the derivative liability as of December 31, 2014 was $4,593,000. As a result of a change in the estimated fair market value of the derivative liability we recorded other income of $2,753,170 for the three months ended December 31, 2014. In addition, during the three months ended December 31, 2014, we recorded a loss on modification of warrants in the amount of $1,300,170 as well as a gain on the exercise of warrants in the amount of $224,000 as described above. Such change in the estimated fair value was primarily due to the reduction of the exercise prices of the Series B and Series C warrants, the exercise of 4,000,000 shares of the Series B warrants for an aggregate of 4,000,000 shares of the Company’s common stock,and the time period remaining to exercise the outstanding warrants. There was no outstanding derivative liability as of December 31, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liability
Beginning balance at September 30, 2014	$6,270,000

Modification of Warrants	1,300,170

Exercises of Warrants	(224,000)

Adjustments to estimated fair value	(2,753,170)

Ending balance at December 31, 2014	$4,593,000

The derivative liabilities were valued as of September 30, 2014, December 1, 2014, and December 31, 2014 using Monte Carlo Simulation with the following assumptions:

	December 31, 2014	December 1, 2014	September 30, 2014
Closing price per share of common stock	$0.20	$0.25	$0.18
Exercise price per share	$0.20 - 0.30	$0.20 - 0.30	$0.30 - 0.40
Expected volatility	80 - 85%	80 - 90%	85 - 90%
Risk-free interest rate	0.03 - 1.51%	0.01 - 1.39%	0.02 - 1.55%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	0 - 4.08	.08 - 4.16	.33 - 4.33

Common Stock

At the Closing Date, the Company issued 11,400,000 shares of common stock and recorded the par value of the shares issued of $11,400 (at par value of $0.001 per share) with a corresponding reduction in additional paid-in capital, given that the fair value of the warrant liability recorded exceeded the total consideration received as of the Closing Date.

6.	COLDSTREAM FINANCING

In contemplation of the Merger, on April 19, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Coldstream Summit Ltd. (“Coldstream”) pursuant to which we agreed to issue and sell, and Coldstream agreed to purchase or assist in securing the purchase of $2,000,000 worth of units in a private offering within the 12-month period following the closing of the Merger (the “Coldstream Financing”). Each unit issued in the Coldstream Financing was to be sold at a price of $0.50 per share and was to consist of (i) one share of common stock and (ii) one warrant to purchase one share of common stock at an exercise price of $0.75 per share and with a term of 12 months. Pursuant to the Coldstream Financing, we issued and sold units consisting of 4,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock for aggregate gross proceeds of $2,000,000. As of September 30, 2014, all warrants issued in connection with the Coldstream Financing had expired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes included in this report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2014 filed with the Securities and Exchange Commission (“SEC”).

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

Corporate Overview

Arch Therapeutics, Inc. was incorporated under the laws of the State of Nevada on September 16, 2009 with the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, Arch completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), Arch’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of Arch. Prior to the completion of the Merger, Arch was a “shell company” under applicable rules of the SEC and had no or nominal assets or operations. As part of the acquisition, Almah management resigned and was replaced with ABS management. Upon its acquisition of ABS, Arch abandoned its prior business plan and changed its operations to the business of a life science medical device company.

For financial reporting purposes, the Merger represented a “reverse merger”. ABS was deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the assets, liabilities, accumulated deficit and the historical operations that are reflected in the Company’s unaudited interim consolidated financial statements are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information was consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in this report.

Business Overview

Our Company is in the development stage, has generated no operating revenues to date, and is devoting substantially all of its operational efforts toward product research and development. We aim to develop products that make surgery and interventional care faster and safer by using a novel approach to stop bleeding (referenced as “hemostasis”), control leaking (referenced as “sealant”), and provide other advantages during surgery and trauma care. Our core technology is based on a self-assembling peptide that creates a physical, mechanical barrier, which could be applied to seal organs or wounds that are leaking blood and other fluids. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our plan and business model is to develop products that apply that core technology for use with bodily fluids and tissues.

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of common stock and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. The Company believes that its current cash and cash equivalents on hand will only be sufficient to meet its anticipated cash requirements into February 2015. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, during February 2015 in order to continue to fund operations. However, there can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

Our primary product, AC5 Surgical Hemostatic Device™ (which we sometimes refer to as “AC5”or “AC5™”, AC5 Surgical Hemostat or AC5 Surgical Hemostat™), relies on this technology and is designed to achieve hemostasis in minimally invasive and open surgical procedures, and we intend to develop other product candidates based on our technology platform aimed at stopping bleeding and sealing other leaking fluids during surgical and other procedures. AC5 is a synthetic peptide comprising L amino acids, commonly referred to as naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. We believe that the results of early data from preclinical tests have shown quick and effective hemostasis with the use of AC5 relative to that reported with other types of hemostatic agents, and that time to hemostasis is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners”. Based on testing to date, we believe that AC5 is biocompatible. AC5 is designed for application as a liquid or as a spray, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 does not possess sticky or glue-like handling characteristics, which we believe will enhance its utility in several settings including, minimally invasive surgical procedures. Further, in certain settings, AC5 lends itself to a concept that we call Crystal Clear Surgery™; the transparency and physical properties of AC5 enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as it starts.

We have devoted substantially all of our operations to date to the research and development of our core technology, including selecting our initial product composition, conducting initial safety and other related tests, generating scale-up, reproducibility and manufacturing and formulation methods, and developing and protecting the intellectual property rights underlying our technology platform. Manufacturing method and formulation optimization are important parts of peptide development. Manufacturing and formulation optimization for our product candidates, including AC5, has been and continues to be done with extensive collaboration among our team and partners. The processes are focused on optimizing traditional product parameters to target specifications covering performance, biocompatibility, physical appearance, stability, and handling characteristics, among others. We and our partners intend to monitor manufacturing and formulation methods closely, as success or failure in both setting and realizing appropriate specifications may directly impact the anticipated clinical trial and subsequent commercialization timelines for AC5.

Our long-term business plan includes the following goals:

•	conducting successful biocompatibility studies and, subsequently, clinical trials on AC5 Surgical Hemostat and subsequent products;
•	expanding and protecting our intellectual property portfolio;
•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;
•	obtaining regulatory approval or certification of AC5 in the EU, the U.S., and other jurisdictions as we may determine;
•	developing academic scientific and institutional relationships to collaborate on product research and development; and
•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding to support the milestones described above and our operations generally;
•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;
•	complete the clinical trial protocol and Clinical Investigational Plan with principal investigators for AC5 and submit application to Ethics Committee and required authoritative agencies for our initial clinical trial;
•	commence and complete a human clinical trial for AC5, the timeframe for which is dependent upon successful completion of certain manufacturing, regulatory, and biocompatibility activities; based on current expectations, we estimate such a trial could be initiated in the first half of 2015;
•	continue to expand and enhance our financial and operational reporting and controls;
•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and
•	assess our self-assembling peptide platform in order to identify and select product candidates for advancement into development.

With respect to our goals relating to AC5, we currently project requiring at least $5,000,000 - $8,000,000 of additional capital to complete the milestones to obtain regulatory approval in Europe. We expect that obtaining regulatory approvals in the U.S., including conducting additional required clinical trials, would require at least an additional $8,000,000 - $10,000,000 in capital. These estimated amounts could increase by potentially large amounts if any number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “Risk Factors” in this Quarterly Report.

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We have net income for the three months ended December 31, 2014, of $379,145 versus a net loss of $808,441 for the comparable period of fiscal 2014, which can be attributed primarily to a gain on adjustments of derivative liabilities related to our outstanding warrants of $1,677,000 (see above) and partially offset by an increase in general and administrative costs attributable to attracting and retaining key employees, the expense of complying with public company reporting and control obligations and increased research and development expenses.. We are currently devoting substantially all of our efforts toward fundraising and product research. As further discussed in “Liquidity and Capital Resources” below, we will need to raise substantial additional funds in order to continue operating our business.

Recent Developments

The Company entered into an agreement to amend certain provisions of the warrants issued by the Company in January 2014 (the “Amendment”) that it issued in connection with the securities purchase agreement that it entered into on January 31, 2014 (the “Securities Purchase Agreement”). Under the terms of the Amendment, which became effective December 1, 2014, the Warrants were amended to (i) reduce the exercise price of the Series B Warrants from $0.35 to $0.20, (ii) reduce the exercise price of the Series C Warrants from $0.40 to $0.20, and (iii) clarify that each Series of Private Placement Warrants may be amended without having to amend all three series of Warrants. The number of shares of the Company’s common stock that may be purchased from the Company upon exercise of each Warrant remained unchanged.

Prior to their expiration on January 3, 2015, certain holders of the Warrants exercised portions of their Series B Warrants, resulting in an aggregate issuance of 4,000,000 shares of the Company’s common stock (which increased the number of shares of common stock outstanding to 76,076,487, and gross proceeds to the Company from that exercise of $800,000).

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

	December 31,	December 31,	Increase
	2014	2013	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and Administrative	870,355	523,443	346,912
Research and Development	399,735	257,233	142,502
(Loss) from Operations	(1,270,090)	(780,676)	489,414
Other income (expense)	1,649,235	(27,765)	1,677,000
Net income (loss)	379,145	(808,441)	1,187,586

Revenue

We did not generate revenue in either of the three months ended December 31, 2014 and 2013.

General and Administrative Expense

General and administrative expenses during the three months ended December 31, 2014 were $870,355, an increase of $346,912 compared to $523,443 for the three months ended December 31, 2013. The increase in general and administrative expense is primarily attributable to increased patent legal costs, personnel costs and stock-based compensation expenses incurred in connection with attracting and retaining key employees. General and administrative expenses are generally expected to increase as a result of the full quarter impact of new hires and stock based compensation.

Research and Development Expense

Research and development expense during the three months ended December 31, 2014 were $399,735, an increase of $142,502 compared to $257,233 for the three months ended December 31, 2013. The increase in research and development expense is primarily attributed to increased pre-clinical development, personnel costs, stock based compensation expenses incurred in connection with attracting and retaining key employees and increased consulting expenses. Research and development expenses are expected to increase as a result of our plans to pursue additional preclinical and clinical studies as resources permit and otherwise relating to development of our primary product candidate. The Company anticipates commencing a clinical trial for its leading product candidate, the AC5 Surgical Hemostat Device™, during the first half of fiscal 2015.

Other Income (Expense)

Other income during the three months ended December 31, 2014 was $1,649,235 an increase of $1,677,000 compared to other expense of $27,765 for the three months ended December 31, 2013. The increase in other income (expense) during the three months ended December 31, 2014 resulted from adjustments to derivative liabilities of $1,677,000. Other expenses during the three months ended December 31, 2013 were primarily related to interest on our outstanding debt.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of common stock and warrants to fund our operations.  At December 31, 2014, we had cash and cash equivalents of $782,675 and negative working capital of $170,531.

On December 1, 2014, we agreed to amend certain provisions of the Warrants. Under the terms of the Amendment, the Warrants were amended to (i) reduce the exercise price of our Series B Warrants from $0.35 to $0.20, (ii) reduce the exercise price of our Series C Warrants from $0.40 to $0.20, and (iii) clarify that each Series of Warrants may be amended without having to amend all three series of Warrants. The number of shares of our common stock which may be purchased from the Company upon exercise of the Warrants remained unchanged.

As of December 31, 2014, 4,000,000 Series B Warrants had been exercised for an aggregate of 4,000,000 shares of our common stock, resulting in gross proceeds to the Company of $800,000.

Cash Used in Operating Activities

Working Capital

At December 31, 2014, we had total current assets of $824,441 (including cash and cash equivalents of $782,675) and negative working capital of $170,531. Our working capital as of December 31, 2014 and September 30, 2014 is summarized as follows:

	December 31,	September 30,
	2014	2014
Total Current Assets	$824,441	$876,990
Total Current Liabilities	994,972	2,723,667
Working Capital	$(170,531)	$(1,846,677)

Total current assets as of December 31, 2014 were $824,441, a decrease of $52,549 compared to $876,990 as of September 30, 2014. The decrease in current assets is primarily attributable to an increase in general and administrative expense resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate, partially offset by $800,000 in gross proceeds received from the exercise of our Series B Warrants. Our total current assets as of December 31, 2014 were comprised primarily of cash, prepaid expenses and other current assets.

Total current liabilities as of December 31, 2014 were $994,972, a decrease of $1,728,695 compared to $2,723,667 as of September 30, 2014. The decrease is primarily due to the decrease in the current derivative liabilities partially offset by the timing of payments in accounts payable. Our total current liabilities as of September 30, 2014 were comprised primarily of the current portion of the derivative liability, accounts payable and accrued expenses.

Cash Flow

	December 31,	December 31,
	2014	2013
Cash Used in Operating Activities	$(850,845)	$(611,921)
Cash Used in Investing Activities	-	-
Cash Provided by Financing Activities	800,000	1,000,000
Net increase in cash and cash equivalents	$(50,845)	$388,079

Cash Used in Operating Activities

Cash used in operating activities increased $238,924 during the three months ended December 31, 2014 to $850,845, compared to $611,921 during the three months ended December 31, 2013. The increase was primarily due to an increase in general and administrative expense primarily attributable to increased intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

There was no cash used in investing activities during the three months ended December 31, 2014 or 2013, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $200,000 to $800,000 during the three months ended December 31, 2014, compared to $1,000,000 during the three months ended December 31, 2013. For the three months ended December 31, 2014, the cash provided by financing resulted from the $800,000 in gross proceeds received by us from the exercise of Series B Warrants to purchase 4,000,000 shares of our common stock. For the three months ended December 31, 2013, cash provided by financing activities resulted from the $1,000,000 funding obtained under the MLSC Loan Agreement.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. We estimate that our cash requirements for our fiscal year ending September 30, 2015 will be approximately $5,000,000 - $8,000,000. We estimate that we will have sufficient cash to operate our business into February 2015. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

Going Concern

From inception through December 31, 2014 we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2014, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability of assets that might be necessary should operations discontinue.

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

Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Arch Therapeutics, Inc. and its wholly owned subsidiary, Arch Biosurgery, Inc. a life science medical device company. All intercompany accounts and transactions have been eliminated in consolidation.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of December 31, 2014 and September 30, 2014.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the ASC 718, Compensation-Stock Compensation (“FASB ASC Topic 718”) that requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company accounts for non-employee stock-based compensation in accordance with the guidance of ASC 505, Equity (“FASB ASC Topic 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. FASB ASC Topic 505 requires the Company to re-measure the fair value of stock options issued to non- employee at each reporting period during the vesting period or until services are complete.

In accordance with ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

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

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with ASC 815, Derivatives and Hedging. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

Recent Accounting Guidance

Accounting Standards Update (ASU) 2015-01, “Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, was issued by the FASB in January 2015. The purpose of this amendment is to eliminate the concept of extraordinary items. The amendments in the Update are effective for fiscal years, and interim periods within those years beginning after December 15, 2015. Early application is permitted. The Company has adopted this standard and it does not have a material impact on its consolidated results of operations, financial position or disclosures

ASU 2014-17, “Business Combinations (Topic 805) - Pushdown Accounting” was issued by the FASB in November 2014. The objective of this Update is to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to it most recent change –in-control event. The Company has determined that this guidance does not have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2014-16, “Derivatives and Hedging (Topic 815)” was issued by the FASB in November 2014. The primary purpose of the ASU is to determine whether the host contract in a Hybrid Financial Instrument issued in the form of a share is more akin to debt or equity. ASU 2014-16 is effective for public entities for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to ‘Continue as a Going Concern” was issued by the FASB in August 2014. The primary purpose of the ASU is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. While we are a development stage company and do not currently generate revenue, we currently anticipate generating revenue by the effective date of this ASU and therefore will be subject to this guidance. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations, financial position or disclosures.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) was issued by the FASB in May 2014. The primary purpose of the ASU is to develop a common revenue standard for revenue recognition between the FASB and the International Accounting Standards Board (IASB). The ASU removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, among other items. We are a development stage company and do not currently generate revenue. ASU 2014-09 is effective for public business entities for annual periods beginning after December 15, 2016. The Company currently anticipates generating revenue by the effective date of this ASU at which time, the Company will adopt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses in our internal control over financial reporting.

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

As of December 31, 2014 management has identified the following material weaknesses in our internal control over financial reporting:

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

Remediation Efforts

We have added certain members to our management team and staff who we believe have sufficient experience to review and design adequate internal control over financial reporting and the experience and formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. As such, we concluded that we have remediated the associated material weakness previously reported, and have removed it from our previous disclosure.”

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require significant additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. Moreover, our cash position is vastly inadequate to support our business plans and substantial additional funding will be needed in order to pursue those plans, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements into February 2015

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future, and we may never generate revenue or achieve or maintain profitability.

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

We expect to continue to incur significant expenses and we anticipate that those expenses and losses may increase in the foreseeable future as we seek to:

•	develop our principal product candidate, AC5, including further development of the product’s composition and conducting preclinical biocompatibility studies;

•	raise capital needed to fund our operations;

•	build and enhance investor relations and corporate communications capabilities;

•	conduct clinical trials relating to AC5 and any other product candidate we seek to develop;

•	attempt to gain regulatory approvals for any product candidate that successfully completes clinical trials;

•	establish relationships with contract manufacturing partners, and invest in product and process development through such partners;

•	maintain, expand and protect our intellectual property portfolio;

•	advance additional candidates through our research and development pipeline;

•	seek to commercialize selected product candidates for which we may obtain regulatory approval;

•	hire additional regulatory, clinical, quality control, scientific, financial, and management, consultants and advisors; and

•	support and add operational, financial, accounting, facilities engineering and information systems consultants and personnel to further our operations.

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

Based on our current operating expenses and working capital requirements, we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements into February 2015. In addition to the funds raised from our previous equity and convertible debt financings and borrowings under the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) that we entered into with the Massachusetts Life Sciences Center (“MLSC”), we will need to obtain additional financing on or prior to February 2015 to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities, particularly as we commence preclinical and clinical development for our lead product candidate, AC5. In particular, we currently estimate that we will require at least $13,000,000 to $18,000,000 in additional capital to obtain regulatory approval of AC5 in the U.S. and Europe. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our research and preclinical development activities;

•	the scope, progress, results, costs, timing and outcomes of any regulatory process and clinical trials conducted for any of our product candidates;

•	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;

•	the timing of and the costs involved in obtaining regulatory approvals for our product candidates;

•	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the costs associated with maintaining and expanding our product pipeline;

•	the costs associated with expanding our geographic focus;

•	operating revenues, if any, received from sales of our product candidates, if any are approved by the U.S. Food and Drug Administration (“FDA”) or other applicable regulatory agencies;

•	the cost associated with being a public company, including obligations to regulatory agencies, and increased investor relations and corporate communications expenses; and

•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As disclosed in Item 9A of Part II of our Annual Report filed December 12, 2014 and in Item 4 of Part I of this Quarterly Report management has identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2014. Additional material weaknesses have been identified in our internal control over financial reporting during our most recent fiscal year, which were identified by management in connection with restating our consolidated financial statements included in our most recently filed Annual Report. A material weakness in internal control over financial reporting is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded in our latest annual assessment that our internal control over financial reporting was not effective as of September 30, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

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

Our management has limited experience in conducting preclinical development activities and clinical trials. As a result, we have relied and will need to continue to rely on research institutions and other third party clinical investigators to conduct our preclinical and clinical trials. If we are unable to reach agreement with qualified research institutions and clinical investigators on acceptable terms, or if any resulting agreement is terminated prior to the completion of our clinical trials, then our product development efforts could be materially delayed or otherwise harmed. Further, our reliance on third parties to conduct our clinical trials will provide us with less control over the timing and cost of those trials and the ability to recruit suitable subjects to participate in the trials. Moreover, the FDA and other regulatory authorities require that we comply with standards, commonly referred to as good clinical practices (“GCP”), for conducting, recording and reporting the results of our preclinical development activities and our clinical trials, to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Additionally, both we and any third party contractor performing preclinical and clinical studies are subject to regulations governing the treatment of human and animal subjects in performing those studies. Our reliance on third parties that we do not control does not relieve us of those responsibilities and requirements. If those third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or clinical trials in accordance with regulatory requirements or stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Any of those circumstances would materially harm our business and prospects.

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

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. Any clinical trials that are planned or which commence for any of our product candidates could be delayed, limited or fail for a number of reasons, including if:

•	the FDA or other regulatory authorities, or other relevant decision making bodies do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;

•	sufficient suitable subjects do not enroll or remain in our trials;

•	we fail to produce necessary amounts of product candidate;

•	subjects experience an unacceptable rate of efficacy of the product candidate;

•	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product candidate;

•	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;

•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;

•	third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on their anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or an institutional review board (“IRB”) or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;

•	manufacturing facilities of our third party manufacturers are ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) or other applicable requirements;

•	third-party contractors become debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements;

•	the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third party contractors are unable to satisfy;

•	one or more IRBs refuses to approve, suspends or terminates a trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial;

•	the FDA or other regulatory authorities seek the advice of an advisory committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;

•	the FDA or other regulatory authorities require us to expand the size and scope of the clinical trials, which we may not be able to do; or

•	the FDA or other regulatory authorities impose prohibitive post-marketing restrictions on any of our product candidates that attain regulatory approval.

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

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of common stock. Upon the closing of the Private Placement Financing, we issued an aggregate of 11,400,000 shares of our common stock, which equaled approximately 16% of our currently issued and outstanding common stock on the date the Private Placement Financing closed. Upon the closing of the Private Placement Financing, we also issued three series of Warrants to acquire up to an additional 34,200,000 shares of our common stock at exercise prices ranging from $0.30 per share (the Series A Warrants), $0.35 per share (the Series B Warrants), and $0.40 per share (the Series C Warrants). On December 1, 2014, the Company entered into that certain Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock, dated as of December 1, 2014, with Cranshire Capital Master Fund, Ltd. (the “Amendment”), pursuant to which, among other things, the exercise prices of the Series B Warrants and Series C Warrants were lowered to $0.20 per share. As of December 31, 2014, Warrants to acquire up to an additional 30,200,000 shares of our common stock were outstanding. As of January 3, 2015, there are outstanding warrants to acquire up to an additional 22,800,000 more of our common stock due to the expiration of unexercised Series B Warrants.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” we will need to obtain additional financing prior to or during February 2015 to continue operations and fund our planned future operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our common stock by us or resale of our common stock by our existing stockholders could cause the market price of our common stock to decline.

We were required to file a resale registration statement in connection with the Private Placement Financing to register both the shares of our common stock that were issued and the shares of our common stock underlying the Warrants. Upon the effectiveness of our resale registration statement on July 2, 2014, approximately 16% of our currently issued and outstanding common stock became registered and freely tradable, and, assuming no adjustments to and the full exercise of the 22,800,000 shares underlying the remaining Warrants and no other issuances of our common stock, up to 23% of our issued and outstanding common stock would become registered and freely tradable if the remaining Warrants were exercised in full. The sales of such shares in the market, or the perception that such sales could occur following the effectiveness of our resale registration statement, could cause our stock price to fall. Additionally, pursuant to the 2013 Plan, we are currently authorized to grant equity awards to our employees, directors and consultants for up to an aggregate of 12,883,006 shares (net of 231,250 options already exercised) of our common stock (and such authorized amount may increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan), and in addition to the Warrants granted in connection with the Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Our present management team has limited experience managing public companies. It will be time consuming, difficult and costly for our management team to acquire additional expertise and experience in operating a public company, and to develop and implement the additional internal controls and reporting procedures required by Sarbanes-Oxley and other applicable securities laws. We will need to hire additional financial reporting, internal controls, accounting and other finance staff as well as additional IT systems in order to develop and implement appropriate internal controls and reporting procedures as required by applicable securities regulations for public companies, which we may not be able to do on a timely basis or at all.

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

Item 6. Exhibits

Exhibit	Description

10.1	Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on December 2, 2014) (File Number 000-54986)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: February 9, 2015	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2015	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

