Form 10-Q
period 2015-03-31
Arch Therapeutics, Inc.
filed 2015-05-07
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File Number: 000-54986

ARCH THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0524102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
235 Walnut Street, Suite 6
Framingham, MA	01702
(Address of principal executive offices)	(Zip Code)

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

As of May 7, 2015, 76,076,487 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of March 31, 2015 (Unaudited) and September 30, 2014

	March 31, 2015 (Unaudited)	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$573,600	$833,520
Prepaid expenses and other current assets	32,441	43,470
Total current assets	606,041	876,990

Total assets	$606,041	$876,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$204,099	$175,832
Accrued expenses and other liabilities	329,485	267,835
Convertible notes, net of unamortized discount	409,803	-
Current derivative liabilities	448,776	2,280,000
Total current liabilities	1,392,163	2,723,667

Long-term liabilities:
Note payable, net of unamortized discount	961,295	955,766
Accrued interest, net of current portion	155,000	100,000
Derivative liabilities, net of current portion	4,026,950	3,990,000
Total long-term liabilities	5,143,245	5,045,766

Total liabilities	6,535,408	7,769,433

Commitments and contingencies

Stockholders’ deficit:

Common stock, $0.001 par value, 300,000,000 shares authorized, 76,076,487 and 72,076,487 shares issued and outstanding as of March 31, 2015 and September 30, 2014, respectively	76,076	72,051
Additional paid in capital	7,224,072	5,810,200
Accumulated deficit	(13,229,515)	(12,774,694)
Total stockholders’ deficit	(5,929,367)	(6,892,443)

Total liabilities and stockholders' deficit	$606,041	$876,990

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended March 31, 2015 and 2014

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	853,177	808,483	1,723,533	1,445,492
Research and development expenses	402,495	487,090	802,230	630,756
Total operating expenses	1,255,672	1,295,573	2,525,763	2,076,248

Operating loss	(1,255,672)	(1,295,573)	(2,525,763)	(2,076,248)

Other income (expense):
Interest expense	(50,556)	(27,765)	(78,320)	(55,530)
Fair value of derivative liabilites in excess of proceeds	-	(7,541,693)	-	(7,541,693)
Gain on exercise of warrants	-	-	224,000	-
Loss on warrant derivative modification	(624,016)	-	(1,924,186)	-
Adjustment to fair value of derivative	1,096,278	484,875	3,849,448	484,875
Total other income (expense)	421,706	(7,084,583)	2,070,942	(7,112,348)

Net Loss	$(833,966)	$(8,380,156)	$(454,821)	$(9,188,596)

Basic and diluted earnings per share
Net loss per common share basic and diluted	$(0.01)	$(0.12)	$(0.01)	$(0.14)
Weighted Common Shares - Basic	76,076,487	67,344,404	74,716,734	63,744,820

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2015 and 2014

	Six Months Ended March 31, 2015	Six Months Ended March, 31, 2014
Cash flows from operating activities:
Net Loss	$(454,821)	$(9,188,596)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	609,272	503,355
Noncash interest expense on notes payable	78,320	55,530
Issuance of common stock for services	8,625	51,750
Gain on exercise of warrants	(224,000)	-
Loss on warrant derivative modification	1,924,186	-
Adjustment to fair value of derivative	(3,849,448)	(484,875)
Non cash expense for issuance of warrants	-	7,541,693
Other noncash adjustments	-	92,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	11,029	(11,288)
Increase (decrease) in:
Accounts payable	28,267	(210,614)
Accrued expenses and other liabilities	58,650	9,108
Net cash used in operating activities	(1,809,920)	(1,641,437)

Cash flows from financing activities:
Proceeds from exercise of warrants	800,000	-
Proceeds from issuance of common stock and warrants	-	2,715,403
Proceeds from issuance of convertible notes	750,000	-
Proceeds from issuance of notes payable	-	1,000,000
Net cash provided by financing activities	1,550,000	3,715,403

Net (decrease) increase in cash and cash equivalents	(259,920)	2,073,966

Cash and cash equivalents, beginning of period	833,520	557,319

Cash and cash equivalents, end of period	$573,600	$2,631,285

The accompanying notes are an integral part of these consolidated financial statements

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2014. There have been no material changes to our significant accounting policies during the six months ended March 31, 2015.

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

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”, was issued by the FASB in February 2015. The purpose of this amendment is to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

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

ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to ‘Continue as a Going Concern” was issued by the FASB in August 2014. The primary purpose of the ASU is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendment should reduce diversity in the timing and content of footnote disclosure. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three and six month periods ended March 31, 2015 and 2014 there were no impairments of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of March 31, 2015 and September 30, 2014.

Research and Development

The Company expenses internal and external research and development costs, including costs of funded research and development arrangements, in the period incurred.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, Compensation-Stock Compensation, that requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company accounts for non-employee stock-based compensation in accordance with the guidance of ASC 505, Equity, which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. ASC 505 requires the Company to remeasure the fair value of stock options issued to non-employees at each reporting period during the vesting period or until services are complete.

In accordance with ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a history of market prices of the common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), using historical volatilities of similar public entities. The Company uses a simplified method for all “plain vanilla” options, as defined in SAB No. 107 and the contractual term for all other employee and non-employee awards to estimate the expected life. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

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

Subsequent Events

The Company evaluated all events or transactions that occurred through May 7, 2015 the date which these interim consolidated financial statements were available to be issued. There were no material subsequent events to disclose.

Going Concern Basis of Accounting

The Company does not currently believe its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. As reflected in the financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2015, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might be necessary should operations discontinue. The Company expects to incur substantial expenses for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. The Company does not have sufficient cash and cash equivalents to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has funded its operations primarily through equity and debt financings

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

As of March 31, 2015, a total of 7,254,212 options had been issued to employees and directors and 4,602,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the six months ended March 31, 2015, the Company granted options to employees and directors to purchase 1,950,000 and to consultants to purchase 1,037,500 shares of common stock under the 2013 Plan. The options have terms ranging from 1 to 10 years, are subject to vesting terms over periods ranging up to 3 years and have exercise prices ranging from $0.17 to $0.22.

During the three months ended March 31, 2015, the Company granted options to employees and directors to purchase 1,950,000 and to consultants to purchase 500,000 shares of common stock under the 2013 Plan. The options have terms ranging from 1 to 10 years, are subject to vesting terms over periods ranging up to 3 years and have exercise prices ranging from $0.19 to $0.20.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and six months ended March 31, 2015 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three and six months ended March 31, 2015; expected volatility, 76.6% - 119.4%, risk-free interest rate, 0.25% - 2.40%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 1 to 10 years.

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

Stock compensation plan activity is as follows:

Common Stock Options

Stock compensation activity under the 2013 Plan for the six months ended March 31, 2015 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding at September 30, 2014	8,637,962	$0.38		$-
Awarded	2,987,500	0.19	-	-
Exercised	-	-	-	-
Forfeited	-		-	-
Outstanding at March 31, 2015	11,625,462	$0.31	5.41	7,750
Vested	7,399,875	$0.32	4.84	5,243
Vested and expected to vest at March 31, 2015	11,625,492	$0.31	5.41	7,750

As of March 31, 2015, 957,544 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s consolidated statement of operations for the three months ended March 31, 2015 and 2014 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $331,000 and $372,000, respectively. Of this amount during the three months ended March 31, 2015 and 2014, $153,000 and $263,000, respectively was recorded to Research and Development expenses, and $178,000 and $109,000, respectively was recorded in General and Administrative expenses in the Company’s consolidated statement of operations. Share-based compensation expense recorded in the Company’s consolidated statement of operations for the six months ended March 31, 2015 and 2014 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $609,000 and $503,000, respectively. Of this amount during the six months ended March 31, 2015 and 2014, $274,000 and $349,000, respectively, was recorded to Research and Development expenses, and $335,000 and $154,000, respectively, was recorded in General and Administrative expenses in the Company’s consolidated statement of operations

As of March 31, 2015, there is approximately $696,647 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.85 years.

4.	8% CONVERTIBLE NOTES

Beginning March 11, 2015 and through March 13, 2015, the Company entered into a series of substantially similar subscription agreements (each a “Subscription Agreement”) with each of Anson Investments Master Fund, Ltd., Equitec Specialists, LLC and Capital Ventures International (collectively, the “Investors”) pursuant to which the Company issued unsecured 8% Convertible Notes (the “Notes”, and such transaction, the “Notes Offering”) to the Investors in the aggregate principal amount of $750,000. On the Closing of the Notes Offering on March 13, 2015 (the “Closing Date”), each Investor was issued a Note in the principal amount of $250,000. The Investors, or their affiliates, are current stockholders of the Company and holders of its Series A Warrants and Series C Warrants. The Company did not engage any underwriter or placement agent in connection with the Notes Offering.

The Notes become due and payable on March 13, 2016 (the “Stated Maturity Date”) and may not be prepaid. The Notes bear interest on the unpaid principal balance at a rate equal to eight percent (8.0%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum until either (a) converted into shares of the Company’s common stock, $0.001 par value per share (“Common Stock”) or (b) the outstanding principal and accrued interest on the Notes is paid in full by the Company. Interest on the Notes becomes due and payable upon their conversion or the Stated Maturity Date and may become due and payable upon the occurrence of an event of default under the Notes. The Notes contain customary events of default, which include, among other things, (i) the Company’s failure to pay other indebtedness of $100,000 or more within the specified cure period for such breach; (iii) the acceleration of the stated maturity of such indebtedness; (iii) the insolvency of the Company; and (iv) the receipt of final, non-appealable judgments in the aggregate amount of $100,000 or more.

At any time prior to the Stated Maturity Date, the holders of the Notes have the right to convert some or all of such Notes into the number of shares of Common Stock determined by dividing (a) the aggregate sum of the (i) principal amount of the Note to be converted, and (ii) amount of any accrued but unpaid interest with respect to such portion of the Note to be converted; and (b) the conversion price then in effect (the shares of Common Stock issuable upon such conversion, the “Conversion Shares”). The initial conversion price is $0.20 per share, and it may be (A) reduced to any amount and for any period of time deemed appropriate by the Board of Directors of the Company, or (B) reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. A holder shall not have the right to convert any portion of a Note, if after giving effect to such conversion, the holder, together with its affiliates collectively, would beneficially own more than 4.99% or 9.99% (at the holder’s discretion) of the shares of Common Stock outstanding immediately after giving effect to such conversion.

The issuance and sale of the Notes and Conversion Shares (collectively, the “Securities”) has not been, and will not upon issuance be, registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, based on the following facts: each of the Investors has represented that it is (and on the date of any conversion or sale of the Notes and/or Conversion Shares will be) an accredited investor as defined in Rule 501(a) promulgated under the Securities Act, that it is acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof in violation of applicable securities laws and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Securities to the Investors; the Securities will be issued as restricted securities.

 Derivative Liabilities

The Company accounted for the conversion feature embedded within the Convertible Notes in accordance with ASC 815-10, Derivatives and Hedging. Because the options to convert into common stock are not indexed to the Company’s stock and are not classified within stockholders’ equity, the options to convert are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the closing date, the derivative liability was recorded at fair value of $354,988 with the remaining proceeds of $395,012 allocated to the convertible notes.

The value of the derivative liability as of March 31, 2015 was $262,131. As a result of a change in the estimated fair market value of the derivative liability we recorded other income of $92,857 for the three and six months ended March 31, 2015.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Convertible Debt Derivative Liability
Beginning balance at September 30, 2014	$-

Issuances	354,988

Adjustments to estimated fair value	(92,857)

Ending balance at March 31, 2015	$262,131

The derivative liability was valued as of March 15, 2015 and March 31, 2015 using Monte Carlo Simulations with the following assumptions:

	March 15, 2015	March 31, 2015
Stated interest rate	8.0%	8.0%
Exercise price per share	$0.20	$0.20
Expected volatility	90.0%	90.0%
Risk-free interest rate	0.24%	0.25%
Credit adjusted discount rate	20.0%	20.0%
Remaining expected term of underlying securities (years)	1.00	.96

5.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000. The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive net proceeds of $5,000,000 or more in a 12-month period. The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s common stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of March 31, 2015.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The warrant valuation was derived with the Black-Scholes option pricing model with the following assumptions: risk free rate 2.64%, dividend yield 0.0%, expected life of 10 years, and volatility 114%. The fair value of the warrants was recorded as an increase to additional paid-in capital. The allocation of funds to the warrants resulted in a discount on the loan, which will be accreted to interest expense over the life of the loan. For the three and six months ended both March 31, 2015 and 2014, $2,764 and $5,529, respectively of the loan discount has been accreted to interest expense. As of March 31, 2015 and September 30, 2014 the accreted balance of MLSC Loan was $961,295 and $955,766, respectively.

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

The Warrants were exercisable immediately upon issuance. The Series A warrants had an initial exercise price of $0.30 per share and expire five years from the date of their issuance. The Series B warrants had an initial exercise price of $0.35 per share and expire on the earlier of 12 months after their issuance date and six months after the first date on which the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is covered by one or more effective registration statements. The Series B warrants expired on January 2, 2015. The Series C warrants had an initial exercise price of $0.40 per share and an initial expiration on the earlier of 18 months after their issuance date and nine months after the first date on which the resale of all Registrable Securities (as defined in the Registration Rights Agreement) is covered by one or more effective registration statements. The Series C warrants were set to expire on April 2, 2015 and on March 13, 2015 were amended to expire on June 2, 2015. The number of shares of the Company’s common stock into which each of the Warrants is exercisable and the exercise price therefore are subject to adjustment as set forth in the Warrants, including, without limitation, adjustment to both the exercise price of the Warrants in the event of certain subsequent issuances and sales of shares of the Company’s common stock (or securities convertible or exercisable into shares of common stock) at a price per share lower than the then-effective exercise price of the Warrants, in which case the per share exercise price of the Warrants will be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the Warrants will be adjusted accordingly so that the aggregate exercise price upon full exercise of the Warrants immediately before and immediately after such per share exercise price adjustment are equal. The Warrants are also subject to customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders, and provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially would then own more than 4.9% of the Company’s common stock.

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

On March 13, 2015, the Company issued unsecured 8% Convertible Notes in the aggregate principal amount of $750,000. The investors of these notes or their affiliates are current shareholders of the Company and/or holders of the Series A Warrants and the Series C Warrants. The Company’s issuance of the Notes triggered the anti dilution provisions of the Series A Warrants and, as a result, the exercise price of the Series A Warrants was reduced to $0.20 per share and the aggregate number of shares issuable under the Series A Warrants increased by 5,700,000 shares from 11,400,000 shares to 17,100,000 shares. In addition, the expiration date of the Series C Warrants was extended to June 2, 2015. In conjunction with these Amendments, the Company recognized a loss on the modification of warrants in the amount of $624,016, which was determined using Monte Carlo Simulation

Derivative Liabilities

The Company accounted for the Warrants relating to the aforementioned Private Placement in accordance with ASC 815-10, Derivatives and Hedging. Because the Warrants are not indexed to the Company’s stock and are not classified within stockholders’ equity, they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the initial closing date, the derivative liabilities were recorded at fair value of $10,391,693. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $2,850,000, no net amounts were available to be allocated to the common stock. The $7,541,693 amount by which the recorded liabilities exceeded the proceeds was charged to other expense as of the Closing Date.

The value of the derivative liability as of March 31, 2015 and September 30, 2014 was $4,213,595 and $6,270,000, respectively. As a result of a change in the estimated fair market value of the derivative liability we recorded other income of $1,096,278 and $3,849,448 for the three and six months ended March 31, 2015 and $484,875 for both the three and six months ended March 31, 2014. In addition, during the three and six months ended March 31, 2015, we recorded a loss on modification of warrants in the amount of $624,016 and $1,924,186, respectively as well as a gain on the exercise of warrants in the amount of $224,000 for the six months ended March 31, 2015 as described above. For the three months ended March 31, 2015, the change in the estimated fair value was primarily due to the reduction of the exercise price of the Series A warrants and the time period remaining to exercise the outstanding warrants. For the six months ended March31, 2015, the change in the estimated fair value was primarily due to the reduction of the exercise prices of the warrants, the exercise of 4,000,000 shares of the Series B warrants for an aggregate of 4,000,000 shares of the Company’s common stock and the time period remaining to exercise the outstanding warrants.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liability
Beginning balance at September 30, 2014	$6,270,000

Modification of Warrants	1,924,186

Exercises of Warrants	(224,000)

Adjustments to estimated fair value	(3,756,591)

Ending balance at March 31, 2015	$4,213,595

The derivative liabilities were valued as of September 30, 2014, March 15, 2015, and March 31, 2015 using Monte Carlo Simulation with the following assumptions:

	September 30, 2014	March 15 , 2015	March 31, 2015
Closing price per share of common stock	$0.18	$0.21	$0.18
Exercise price per share	$0.30 - 0.40	$0.20 - $0.30	$0.20
Expected volatility	85 - 90%	80 - 110%	80 - 90%
Risk-free interest rate	0.02 - 1.55%	0.03 - 1.41%	0.04 - 1.19%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	0.33 - 4.33	.22 - 4.30	.17 - 4.25

Common Stock

At the Closing Date of the Private Placement Financing, the Company issued 11,400,000 shares of common stock and recorded the par value of the shares issued of $11,400 (at par value of $0.001 per share) with a corresponding reduction in additional paid-in capital, given that the fair value of the warrant liability recorded exceeded the total consideration received as of the Closing Date.

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

This report contains forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. Such forward-looking statements contained in this Form 10-Q are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options, warrants and convertible notes; anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit Arch’s ability to raise capital on terms favorable to the Company and its current stockholders; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired regulatory approvals in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified in the documents Arch has filed, or will file with the SEC.   Copies of Arch’s filings with the SEC may be obtained from the SEC internet site at http://www.sec.gov.   We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Business Overview

We are a life science medical device company in the development stage with limited operations to date. We aim to develop products that make surgery and interventional care faster and safer by using a novel approach to stop bleeding (referenced as “hemostatic” or “hemostasis”), control leaking (referenced as “sealant” or “sealing”), and provide other advantages during surgery and trauma care. Our core technology is based on a self-assembling peptide that creates a physical, mechanical barrier, which could be applied to seal organs or wounds that are leaking blood and other fluids. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our lead product candidate, AC5 Surgical Hemostatic Device™ (which we sometimes refer to as “AC5 ™ ”), is designed to achieve hemostasis in minimally invasive and open surgical procedures, and we hope to develop other hemostatic or sealant product candidates in the future based on our self-assembling peptide technology platform. Our plan and business model is to develop products that apply that core technology to use with human bodily fluids and connective tissues.

AC5 is designed to be a biocompatible synthetic peptide comprising naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical structure that provides a barrier to leaking substances, such as blood. AC5 is designed for direct application as either a liquid or a spray, which we believe will make it user-friendly and able to conform to irregular wound geometry.  Additionally, AC5 is not sticky or glue-like, which we believe will enhance its utility in the setting of minimally invasive and laparoscopic surgeries.  Further, AC5 is transparent, which should make it easier for surgeons or other healthcare providers to maintain a clear field of vision during a surgical procedure and prophylactically stop bleeding as it starts, which we call Crystal Clear Surgery™.

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

Our long-term business plan includes the following goals:

•	conducting successful biocompatibility studies and, subsequently, clinical trials on AC5;

•	expanding, maintaining and protection of our intellectual property portfolio;

•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 in the EU, the U.S., and other jurisdictions as we may determine;

•	developing academic scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding to support the milestones described above and our operations generally;

•	work with our large scale manufacturing partners to continue to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	complete clinical trial protocols and Clinical Investigational Plans with principal investigators for AC5 and submit application to Ethics Committee and required authoritative agencies for initiation of our initial clinical trials;

•	commence and complete a human clinical trial(s) for AC5, the timeframe for which is dependent upon successful completion of certain manufacturing, regulatory, and biocompatibility activities;

•	continue to expand and enhance our financial and operational reporting and controls;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and

•	assess our self-assembling peptide platform in order to identify and select product candidates for advancement into development.

With respect to our goals relating to AC5, we currently project requiring at least $4,000,000 - $7,000,000 of additional capital to complete the milestones to obtain regulatory approval in Europe. We expect that obtaining regulatory approvals in the U.S., including conducting additional required clinical trials, would require at least an additional $8,000,000 - $10,000,000 in capital. These estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “Risk Factors” in this filing.

Merger with ABS and Related Activities

As noted earlier in this document, on June 26, 2013, the Company completed the Merger with ABS, pursuant to which ABS became a wholly owned subsidiary of the Company. In contemplation of the Merger, effective May 24, 2013, the Company increased its authorized common stock from 75,000,000 shares to 300,000,000 shares and effected a forward stock split, by way of a stock dividend, of its issued and outstanding shares of common stock at a ratio of 11 shares to each one issued and outstanding share. Also in contemplation of the Merger, effective June 5, 2013, the Company changed its name from Almah, Inc. to Arch Therapeutics, Inc. and changed the ticker symbol under which its common stock trades on the OTC Bulletin Board from “AACH” to “ARTH”.

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We have net losses for the three months ended March 31, 2015, and 2014 of $1,104,321 and $8,380,156, respectively, which can be attributed to an increase in general and administrative costs attributable to attracting and retaining key employees, the expense of complying with public company reporting and control obligations and increased research and development expenses. The loss for the three months ended March 31, 2014, includes a loss on derivative liabilities related to our outstanding warrants of $7,056,818. For the six months ended March 31, 2015, we have net loss of $725,176 versus a net loss of $9,188,596 in the comparable period last year. We are currently devoting substantially all of our efforts toward fundraising and product research. As further discussed in “Liquidity and Capital Resources” below, we will need to raise substantial additional funds in order to continue operating our business.

Recent Developments

The Company entered into an agreement to amend certain provisions of the warrants issued by the Company in February 2014 (the “Amendment”) that it issued in connection with the securities purchase agreement that it entered into on January 31, 2014 (the “Securities Purchase Agreement”). Under the terms of the Amendment, which became effective December 1, 2014, the Warrants were amended to (i) reduce the exercise price of the Series B Warrants from $0.35 to $0.20, (ii) reduce the exercise price of the Series C Warrants from $0.40 to $0.20, and (iii) clarify that each Series of Private Placement Warrants may be amended without having to amend all three series of Warrants. The number of shares of the Company’s common stock that may be purchased from the Company upon exercise of each Warrant remained unchanged.

Prior to their expiration on January 3, 2015, certain holders of the Warrants exercised portions of their Series B Warrants, resulting in an aggregate issuance of 4,000,000 shares of the Company’s common stock (which increased the number of shares of common stock outstanding to 76,076,487, and gross proceeds to the Company from that exercise of $800,000).

On March 13, 2015, the Company issued unsecured 8% Convertible Notes in the aggregate principal amount of $750,000 in a private placement. The principal and all accrued and unpaid interest on the Notes shall mature and become payable on March 13, 2016, and the Notes (and all interest accrued thereunder) are currently convertible into common stock, par value $0.001 per shares of the Company, at a conversion price of $0.20 per share, resulting in up to an additional 4,050,000 shares of Common Stock becoming issuable under these Notes if they are held to maturity and the accrued interest thereunder is converted, along with the outstanding principal, into shares of common stock at the current conversion price.

The Company’s issuance of the Notes triggered the anti dilution provisions of the Series A Warrants and, as a result, the exercise price of the Series A Warrants was reduced to $0.20 per share and the aggregate number of shares issuable under the Series A Warrants increased by 5,700,000 shares from 11,400,000 shares to 17,100,000 shares. In addition, pursuant to an amendment entered into between the Company and Cranshire Capital Master Fund, Ltd. on March 13, 2015, the expiration date of the Series C Warrants was extended to June 2, 2015 from April 2, 2015.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

	March 31,	March 31,	Increase
	2015	2014	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and Administrative	853,177	808,483	44,694
Research and Development	402,495	487,090	(84,595)
Loss from Operations	(1,255,672)	(1,295,573)	(39,901)
Other income (expense)	421,706	(7,084,583)	(7,506,289)
Net loss	(833,966)	(8,380,156)	(7,546,190)

Revenue

We did not generate revenue in either of the three months ended March 31, 2015 and 2014.

General and Administrative Expense

General and administrative expenses during the three months ended March 31, 2015 were $853,177, an increase of $44,694 compared to $808,483 for the three months ended March 31, 2014. The increase in general and administrative expense is primarily attributable to increased legal costs related to patents, and stock-based compensation expenses incurred in connection with attracting and retaining key employees. General and administrative expenses are generally expected to increase as a result of the full quarter impact of new hires and stock based compensation.

Research and Development Expense

Research and development expense during the three months ended March 31, 2015 was $402,495, a decrease of $84,595 compared to $487,090 for the three months ended March 31, 2014. The decrease in research and development expense is primarily attributed to a decrease in stock based compensation expenses, partially offset by an increase in pre-clinical development and consulting expenses. Research and development expenses are expected to increase as a result of our plans to pursue additional preclinical and clinical studies as resources permit and otherwise relating to development of our primary product candidate. The Company previously anticipated that the first clinical trial would be initiated during the first half of 2015. Because of timing of completion and coordination of certain activities with the planned partners in Cúram, the Company currently believes that the first trial will be initiated in the third quarter of 2015.

Other Income (Expense)

Other income during the three months ended March 31, 2015 was $421,706 an increase of $7,506,289 compared to other expense of $7,084,583 for the three months ended March 31, 2014. This increase resulted from a change in adjustments to derivative liabilities of $7,529,080 during fiscal 2015 as compared to fiscal 2014. Other expenses during the three months ended March 31, 2014 were primarily related to the recording of the value of the derivative liability.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

	March 31,	March 31,	Increase
	2015	2014	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and Administrative	1,723,533	1,445,492	278,041
Research and Development	802,230	630,756	171,474
Loss from Operations	(2,525,763)	(2,076,248)	(449,515)
Other income (expense)	2,070,942	(7,112,348)	9,183,290
Net loss	(454,821)	(9,188,596)	8,733,775

Revenue

We did not generate revenue in either of the six months ended March 31, 2015 and 2014.

General and Administrative Expense

General and administrative expenses during the six months ended March 31, 2015 were $1,723,533, an increase of $278,041 compared to $1,445,492 for the six months ended March 31, 2014. The increase in general and administrative expense is primarily attributable to increased legal costs related to patents, personnel costs and stock-based compensation expenses incurred in connection with attracting and retaining key employees. General and administrative expenses are generally expected to increase as a result of the full year impact of new hires and stock based compensation.

Research and Development Expense

Research and development expense during the six months ended March 31, 2015 was $802,230, an increase of $171,474 compared to $630,756 for the six months ended March 31, 2014. The increase in research and development expense is primarily attributed to increased pre-clinical development, personnel costs, stock based compensation expenses incurred in connection with attracting and retaining key employees and increased consulting expenses. Research and development expenses are expected to increase as a result of our plans to pursue additional preclinical and clinical studies as resources permit and otherwise relating to development of our primary product candidate. The Company previously anticipated that the first clinical trial would be initiated during the first half of 2015. Because of timing of completion and coordination of certain activities with the planned partners in Cúram, the Company currently believes that the first trial will be initiated in the third quarter of 2015.

Other Income (Expense)

Other income during the six months ended March 31, 2015 was $2,070,942 an increase of $9,183,290 compared to other expense of $7,112,348 for the six months ended March 31, 2014. The increase in other income (expense) during the six months ended March 31, 2015 resulted from a change in adjustments to derivative liabilities of $9,206,080 during fiscal 2015 as compared to fiscal 2014. Other expenses during the six months ended March 31, 2014 were primarily related to the recording of the value of the derivative liability.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of common stock and warrants to fund our operations.  At March 31, 2015, we had cash and cash equivalents of $573,600 and negative working capital of $786,122.

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

As of March 31, 2015, 4,000,000 Series B Warrants had been exercised for an aggregate of 4,000,000 shares of our common stock, resulting in gross proceeds to the Company of $800,000.

Cash Used in Operating Activities

Working Capital

At March 31, 2015, we had total current assets of $606,041 (including cash and cash equivalents of $573,600) and negative working capital of $786,122. Our working capital as of March 31, 2015 and September 30, 2014 is summarized as follows:

	March 31,	September 30,
	2015	2014
Total Current Assets	$606,041	$876,990
Total Current Liabilities	1,392,163	2,723,667
Working Capital	$(786,122)	$(1,846,677)

Total current assets as of March 31, 2015 were $606,041, a decrease of $270,949 compared to $876,990 as of September 30, 2014. The decrease in current assets is primarily attributable to an increase in general and administrative expense resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate, partially offset by $800,000 in gross proceeds received from the exercise of our Series B Warrants and $750,000 proceeds received from our 8% Convertible Notes. Our total current assets as of March 31, 2015 and September 30, 2014 were comprised primarily of cash and cash equivalents, prepaid expenses and other current assets.

Total current liabilities as of March 31, 2015 were $1,392,163, a decrease of $1,331,504 compared to $2,723,667 as of September 30, 2014. The decrease is primarily due to the decrease in the current derivative liabilities partially offset by the timing of payments in accounts payable. Our total current liabilities as of March 31, 2015 and September 30, 2014 were comprised primarily of the current portion of the derivative liability, accounts payable and accrued expenses.

Cash Flow

	March 31,	March 31,
	2015	2014
Cash Used in Operating Activities	$(1,809,920)	$(1,641,437)
Cash Used in Investing Activities	-	-
Cash Provided by Financing Activities	1,550,000	3,715,403
Net increase (Decrease) in cash and cash equivalents	$(259,920)	$2,073,966

Cash Used in Operating Activities

Cash used in operating activities increased $168,483 during the six months ended March 31, 2015 to $1,809,920, compared to $1,641,437 during the six months ended March 31, 2014. The increase was primarily due to an increase in general and administrative expense primarily attributable to increased intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

There was no cash used in investing activities during the six months ended March 31, 2015 and 2014, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $2,165,403 to $1,550,000 during the six months ended March 31, 2015, compared to $3,715,403 during the six months ended March 31, 2014. For the six months ended March 31, 2015, the cash provided by financing resulted from the $800,000 in proceeds received by us from the exercise of Series B Warrants to purchase 4,000,000 shares of our common stock and proceeds received of $750,000 from the issuance of the 8% Convertible Note. For the six months ended March 31, 2014, cash provided by financing activities resulted from the $1,000,000 funding obtained under the MLSC Loan Agreement and $2,715,403 from the issuance of common stock and warrants.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. We estimate that our cash requirements for our fiscal year ending September 30, 2015 will be approximately $4,000,000 - $7,000,000. We estimate that we will have sufficient cash to operate our business into June 2015. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted, which dilution could be increased if certain anti-dilution protections provided to the holders of our warrants are triggered by any such equity issuance. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt, which would be in addition to those currently imposed by the MLSC Loan Agreement. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Going Concern

From inception through March 31, 2015 we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2015, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments relating to the recoverability of assets that might be necessary should operations discontinue.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of March 31, 2015 and September 30, 2014.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the ASC 718, Compensation-Stock Compensation (“ASC 718”) that requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company accounts for non-employee stock-based compensation in accordance with the guidance of ASC 505, Equity (“ASC 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. ASC 505 requires the Company to re-measure the fair value of stock options issued to non- employee at each reporting period during the vesting period or until services are complete.

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

Recent Accounting Guidance

Accounting Standards Update (ASU) 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”, was issued by the FASB in February 2015. The purpose of this amendment is to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2015, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses in our internal control over financial reporting.

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

As of March 31, 2015 management has identified the following material weaknesses in our internal control over financial reporting:

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

Remediation Efforts

We have added certain members to our management team and staff who we believe have sufficient experience to review and design adequate internal control over financial reporting and the experience and formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. As such, we concluded that we have remediated the associated material weakness previously reported, and have removed it from our previous disclosure.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require significant additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. Moreover, our cash position is vastly inadequate to support our business plans and substantial additional funding will be needed in order to pursue those plans, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail” we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements into June 2015.

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

Based on our current operating expenses and working capital requirements, we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements into June 2015. In addition to the funds raised from our previous equity and convertible debt financings and borrowings under the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) that we entered into with the Massachusetts Life Sciences Center (“MLSC”), we will need to obtain additional financing on or prior to June 2015 to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities, particularly as we commence preclinical and clinical development for our lead product candidate, AC5. In particular, we currently estimate that we will require at least $12,000,000 to $17,000,000 in additional capital to obtain regulatory approval of AC5 in the U.S. and Europe. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our research and preclinical development activities;

•	the scope, progress and results of our research and development collaborations;

•	the extent of potential direct or indirect grant funding for our research and development activities;

•	the scope, progress, results, costs, timing and outcomes of any regulatory process and clinical trials conducted for any of our product candidates;

•	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;

•	the timing of and the costs involved in obtaining regulatory approvals for our product candidates;

•	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the costs associated with maintaining and expanding our product pipeline;

•	the costs associated with expanding our geographic focus;

•	operating revenues, if any, received from sales of our product candidates, if any are approved by the U.S. Food and Drug Administration (“FDA”) or other applicable regulatory agencies;

•	the cost associated with being a public company, including obligations to regulatory agencies, and increased investor relations and corporate communications expenses; and

•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees.

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We may also seek funding through collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all. In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term, including restrictions in the MLSC Loan Agreement on our ability to incur certain types of additional indebtedness and certain terms of the Private Placement Financing Warrants (as defined below), including those discussed in the risk factors below entitled “ The terms of the Private Placement Financing could impose additional challenges on our ability to raise funding in the future .” These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities, and such equity sale could trigger the anti-dilution provisions in the Warrants (as defined below) that we issued in connection with the Private Placement Financing, which would further dilute our then existing stockholders. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to additional covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. Finally, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

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

The Securities Purchase Agreement imposed and continues to impose certain restrictions on our ability to issue equity or debt securities, including the following: until the 90-day anniversary of the first date on which all the Registrable Securities (as defined in the registration rights agreement executed in connection with the Securities Purchase Agreement (the “Registration Rights Agreement”)) are covered by one or more effective registration statements, we could not offer, sell or issue any securities, except for equity awards granted to service providers and securities issued in connection with certain types of strategic transactions (this restriction has lapsed); until the six-month anniversary of the first date on which all the Registrable Securities (as defined in the Registration Rights Agreement) are covered by one or more effective registration statements, the investors in the Private Placement Financing shall have certain notice and participation rights with respect to offers and sales of securities that we may pursue; and until the earlier of the 12-month anniversary of the first date on which all the Registrable Securities (as defined in the Registration Rights Agreement) are covered by one or more effective registration statements and the date on which the investors in the Private Placement Financing have sold all such Registrable Securities, we may not effect or enter into an agreement for a VRT, where a “VRT” is a transaction in which we (i) issue convertible securities at (A) a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of our common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock, other than pursuant to a customary “weighted average” anti-dilution provision or (ii) enter into any agreement whereby we or any subsidiary may sell securities at a future determined price. In addition, the Warrants contain certain anti-dilution protections that adjust downward the exercise price of the Warrants and increase the number of shares issuable under such Warrants in the event we offer, sell and issue securities at a lower price per share than the then-effective per share exercise price of the Warrants, in which case the per share exercise price of the Warrants will be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the Warrants will be adjusted accordingly so that the aggregate exercise price upon full exercise of the Warrants immediately before and immediately after such per share exercise price adjustment are equal. As an example, the number of shares underlying the Series A Warrants increased from 11,400,000 to 17,100,000 and the exercise price decreased from $0.30 to $0.20 on March 13, 2015 as a result of the Notes Offering and the anti-dilution provisions set forth in the Series A Warrants. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations. Additionally, certain of these provisions, including the anti-dilution protections in the Warrants, could further dilute the ownership interests of our other current common stockholders.

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

Our future success depends to a significant degree on the skills, experience and efforts of the principal members of our scientific and management personnel. These members include Terrence Norchi, MD, our President and Chief Executive Officer. The loss of Dr. Norchi or any of our other key personnel could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. Further, our operation as a public company will require that we attract additional personnel to support the establishment of appropriate financial reporting and internal controls systems. Competition for personnel is intense. We may not be able to attract, retain and/or successfully integrate qualified scientific, financial and other management personnel, which could materially harm our business.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As disclosed in Item 9A of Part II of our Annual Report filed December 12, 2014 and in Item 4 of Part I of our Quarterly Reports on Form 10-Q that we filed on February 9, 2015 and May 7, 2015, management has identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2014. A material weakness in internal control over financial reporting is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded in our latest annual assessment that our internal control over financial reporting was not effective as of September 30, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

During the quarter ended September 30, 2014, we took steps to remediate certain material weaknesses we have identified in our internal control over financial reporting. As of July 7, 2014, we have hired a new Chief Financial Officer who serves on a full-time basis. He has, working with the CEO and the Board of Directors, implemented increased segregation of responsibilities, improved policies and procedures relating to purchases of materials and supplies, and developed increased checks and balances as they relate to financial reporting and control policies and procedures. If our remedial measures are insufficient to address the material weaknesses we have identified, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, there may be an increased likelihood that our consolidated financial statements contain material misstatements. A restatement of our financial results could result in substantial costs to us for accounting and legal fees and could lead to litigation against us. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we would be unable to conclude that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, and the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

Because of the complexity of our lead product candidate, the CMC process, including product scale-up activities, may be difficult to complete successfully within the parameters required by the FDA or its foreign counterparts. Peptide formulation optimization is particularly challenging, and any delays could negatively impact our anticipated clinical trial and subsequent commercialization timeline. Furthermore, we have, and the third parties with whom we may establish relationships may also have, limited experience with attempting to commercialize a self-assembling peptide as a medical device, which increases the risks associated with completing the CMC process successfully, on time, or within the projected budget. Failure to complete the CMC process successfully would impact our ability to start a clinical trial and could severely limit the long-term viability of our business.

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

The development plan for our lead product candidate is based on our anticipation of pursuing the medical device regulatory pathway and in February 2015, we received confirmation from The British Standards Institution (BSI), a Notified Body in the EU, that AC5 fulfills the definition of a medical device within the EU and will be classified as such in consideration for CE mark designation. However, the FDA and other applicable foreign agencies will have authority to finally determine the regulatory route for our product candidates in their jurisdictions. If the FDA or similar foreign agencies or intermediaries deem our product to be a member of a category other than a medical device, such as a drug or biologic, or impose additional requirements on our pre-clinical and clinical development than we presently anticipate, financing needs would increase, the timeline for product approval would lengthen, the program complexity and resource requirements world increase, and the probability of successfully commercializing a product would decrease. Any or all of those circumstances would materially adversely affect our business.

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

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. Any clinical trials that are planned or which commence for any of our product candidates could be delayed, limited or fail for a number of reasons, including if:

•	the FDA or other regulatory authorities, or other relevant decision making bodies do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;

•	sufficient suitable subjects do not enroll or remain in our trials;

•	we fail to produce necessary amounts of product candidate;

•	subjects experience an unacceptable rate of efficacy of the product candidate;

•	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product candidate;

•	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;

•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;

•	third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on the anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or an institutional review board (“IRB”) or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;

•	manufacturing facilities of our third party manufacturers are ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) or other applicable requirements;

•	third-party contractors become debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements;

•	the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third party contractors are unable to satisfy;

•	one or more IRBs refuses to approve, suspends or terminates a trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial;

•	the FDA or other regulatory authorities seek the advice of an advisory committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;

•	the FDA or other regulatory authorities require us to expand the size and scope of the clinical trials, which we may not be able to do; or

•	the FDA or other regulatory authorities impose prohibitive post-marketing restrictions on any of our product candidates that attain regulatory approval.

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

To obtain marketing approvals in the U.S. for our product candidates, we believe that we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA that the product candidate is safe and effective for each indication for which we seek approval. As described above, many factors could cause those trials to be delayed or to fail.

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

We may not be successful in maintaining or establishing collaborations, which could adversely affect our ability to develop and, if required regulatory approvals are obtained, commercialize our product candidates.

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

If we issue additional shares in the future, including issuances of shares upon exercise of the Warrants or conversion of our Convertible Notes, our existing stockholders will be diluted.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of common stock. As noted above, between March 11, 2015 and through March 13, 2015, we entered into substantially similar Convertible Notes Subscription Agreements with each of the Convertible Notes Investors pursuant to which we issued Convertible Notes to the Convertible Notes Investors in the aggregate principal amount of $750,000 (the “Notes Offering”). The Convertible Notes, which become due and payable on March 13, 2016, bear interest on the unpaid principal balance at a rate equal to eight percent (8.0%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum until either (a) converted into shares of our common stock or (b) the outstanding principal and accrued interest on the Convertible Notes is paid in full by us. Interest on the Convertible Notes becomes due and payable upon their conversion or March 13, 2016 and may become due and payable upon the occurrence of an event of default under the Convertible Notes, as defined in the Convertible Notes. At any time prior to March 13, 2016, the holders of the Convertible Notes have the right to convert some or all of such Convertible Notes into the number of shares of our common stock determined by dividing (a) the aggregate sum of the (i) principal amount of the Convertible Note to be converted, and (ii) amount of any accrued but unpaid interest with respect to such portion of the Convertible Note to be converted; and (b) the conversion price then in effect, which was $0.20 per share on the date the Notes Offering closed, as defined within the Convertible Notes agreement. Assuming that the Convertible Notes are held to maturity and the accrued interest thereunder is converted, along with the outstanding principal, into shares of our common stock, a total of 4,050,000 shares may be issued upon the conversion of the Convertible Notes.

Upon the closing of the Private Placement Financing, we issued an aggregate of 11,400,000 shares of our common stock, which equaled approximately 16% of our currently issued and outstanding common stock on the date the Private Placement Financing closed. Upon the closing of the Private Placement Financing, we also issued three series of Warrants to acquire up to an additional 34,200,000 shares of our common stock at initial exercise prices ranging from $0.30 per share (the Series A Warrants), $0.35 per share (the Series B Warrants), and $0.40 per share (the Series C Warrants). On December 1, 2014, the Company entered into that certain Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock, dated as of December 1, 2014, with Cranshire Capital Master Fund, Ltd., pursuant to which, among other things, the exercise prices of the Series B Warrants and Series C Warrants were lowered to $0.20 per share. Following the December 1, 2014 amendment, 4,000,000 shares underlying the Series B Warrants were exercised, and the remaining 7,400,000 expired unexercised on January 3, 2015 when the term of the Series B Warrants expired. As a result of the conversion price of our Convertible Notes, the closing of the Notes Offering and the subsequent issuance of the Convertible Notes triggered the anti-dilution provisions of the Series A Warrants, which in turn reduced the exercise price of the Series A Warrants to $0.20 per share and increased the aggregate number of shares issuable under the Series A Warrants by 5,700,000 shares (or fifty-percent (50%)) from 11,400,000 shares to 17,100,000 shares. As a result, as of April 30, 2015, up to 28,500,000 shares may be acquired upon the exercise of the Series A Warrants and Series C Warrants.

Additionally, pursuant to the 2013 Plan, as of April 30, 2015, we were authorized to grant equity awards to our employees, directors and consultants for up to an aggregate of 12,583,006 shares (net of 231,250 options already exercised and 300,000 shares of restricted stock awarded) of our common stock (and such authorized amount may increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan), and in addition to the Warrants granted in connection with the Private Placement Financing and the Convertible Notes issued in the Notes Offering, there are currently outstanding warrants to acquire up to 145,985 shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

The number of shares of our common stock into which each of the Warrants issued in connection with the Private Placement Financing is exercisable and the exercise price therefor are subject to adjustment as set forth in the Warrants, including, without limitation, adjustment to the exercise price of the Warrants in the event of certain subsequent issuances and sales of shares of our common stock (or securities convertible or exercisable into shares of our common stock) at a price per share lower than the then-effective exercise price of the Warrants, in which case the per share exercise price of the Warrants will be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the Warrants will be adjusted accordingly so that the aggregate exercise price upon full exercise of the Warrants immediately before and immediately after such per share exercise price adjustment are equal, as well as customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to our common stockholders. In the event any such adjustment is triggered, the Warrants could become exercisable for a greater number of shares of our common stock and thereby further dilute the ownership of our other stockholders if those Warrants are exercised. As an example and as noted above, the number of shares underlying the Series A Warrants increased from 11,400,000 to 17,100,000 and the exercise price decreased from $0.30 to $0.20 on March 13, 2015 as a result of the Notes Offering and the anti-dilution provisions set forth in the Series A Warrants. Depending on the terms of any subsequent issuance of securities or other circumstance that might trigger such an adjustment and the number of Warrants that are exercised, the amount of any such dilution could be significant.

Future sales of our common stock or rights to purchase common stock, or the perception that such sales could occur, could cause our stock price to fall.

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail ,” we will need to obtain additional financing prior to or during June 2015 to continue operations and fund our planned future operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our common stock by us or resale of our common stock by our existing stockholders could cause the market price of our common stock to decline.

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

There may be additional risks because we completed a reverse merger transaction in June 2013.

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

Our present management team has limited experience in managing public companies. It will be time consuming, difficult and costly for our management team to acquire additional expertise and experience in operating a public company, and to develop and implement the additional internal controls and reporting procedures required by Sarbanes-Oxley and other applicable securities laws. We will need to hire additional financial reporting, internal controls, accounting and other finance staff as well as additional IT systems in order to develop and implement appropriate internal controls and reporting procedures as required by applicable securities regulations for public companies, which we may not be able to do on a timely basis or at all.

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

Item 6. Exhibits

Exhibit	Description

10.1	Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on December 2, 2014) (File Number 000-54986)
10.2	Form of 8% Convertible Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on March 13, 2015)(File Number 000-54986)
10.3	Amendment to Series C Warrants to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on March 13, 2015)(File Number 000-54986)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: May 7, 2015	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

