Form 10-Q
period 2015-06-30
Arch Therapeutics, Inc.
filed 2015-08-07
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, 100,627,241 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of June 30, 2015 (Unaudited) and September 30, 2014

	June 30, 2015 (Unaudited)	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,273,764	$833,520
Prepaid expenses and other current assets	44,091	43,470
Total current assets	3,317,855	876,990

Total assets	$3,317,855	$876,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$499,682	$175,832
Accrued expenses and other liabilities	481,904	267,835
Convertible notes, net of unamortized discount	498,550	-
Current derivative liabilities	411,753	2,280,000
Total current liabilities	1,891,889	2,723,667

Long-term liabilities:
Note payable, net of unamortized discount	964,060	955,766
Accrued interest, net of current portion	182,500	100,000
Derivative liabilities, net of current portion	6,344,817	3,990,000
Total long-term liabilities	7,491,377	5,045,766

Total liabilities	9,383,266	7,769,433

Commitments and contingencies

Stockholders’ deficit:

Common stock, $0.001 par value, 300,000,000 shares authorized, 92,702,854 and 72,076,487 shares issued and outstanding as of June 30, 2015 and September 30, 2014, respectively	92,702	72,051
Common Stock Subscribed $0.001 par value	454	-
Additional paid in capital	8,566,193	5,810,200
Stock Subscription Receivable	(100,000)	-
Accumulated deficit	(14,624,760)	(12,774,694)
Total stockholders’ deficit	(6,065,411)	(6,892,443)

Total liabilities and stockholders' deficit	$3,317,855	$876,990

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended June 30, 2015 and 2014

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	813,122	825,951	2,536,654	2,271,443
Research and development expenses	525,107	320,345	1,327,337	951,101
Total operating expenses	1,338,229	1,146,296	3,863,991	3,222,544

Operating loss	(1,338,229)	(1,146,296)	(3,863,991)	(3,222,544)

Other income (expense):
Interest expense	(134,326)	(27,763)	(212,647)	(83,293)
Fair value of derivative liabilites in excess of proceeds	-	-	-	(7,541,693)
Gain on exercise of warrants	75,321	-	299,321	-
Gain/(loss) on warrant derivative modification	927,373	-	(996,813)	-
(Increase)/decrease to fair value of derivative	(925,384)	1,584,818	2,924,064	2,069,693
Total other income (expense)	(57,016)	1,557,055	2,013,925	(5,555,293)

Net (Loss)/income	$(1,395,245)	$410,759	$(1,850,066)	$(8,777,837)

Basic earnings per share
Net (loss) income per common share basic	$(0.02)	$0.01	$(0.02)	$(0.13)
Weighted common shares - basic	76,804,674	71,949,564	75,396,047	65,933,378

Diluted earnings per share
Net (loss) income per common share diluted	$(0.02)	$0.01	$(0.02)	$(0.13)
Weighted common shares - diluted	76,804,674	72,084,748	75,396,047	65,933,378

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2015 and 2014

	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014
Cash flows from operating activities:
Net Loss	$(1,850,066)	$(8,777,837)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation Expense	-	322
Stock-based compensation	859,627	748,600
Noncash interest expense on notes payable	212,332	83,295
Issuance of common stock for services	8,625	77,625
Gain on exercise of warrants	(299,321)	-
Loss on warrant derivative modification, net of inducement shares	996,813	-
Decrease to fair value of derivative	(2,924,064)	(2,069,693)
Non cash expense for issuance of warrants	-	7,541,693
Other noncash adjustments	-	92,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(621)	(2,515)
Increase (decrease) in:
Accounts payable	323,850	(148,758)
Accrued expenses and other liabilities	46,069	75,270
Net cash used in operating activities	(2,626,756)	(2,379,498)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,251,000	-
Proceeds from issuance of common stock and warrants	3,066,000	2,624,703
Proceeds from issuance of convertible notes	750,000	-
Proceeds from issuance of notes payable	-	1,000,000
Net cash provided by financing activities	5,067,000	3,624,703

Net incerease in cash and cash equivalents	2,440,244	1,245,205

Cash and cash equivalents, beginning of period	833,520	557,319

Cash and cash equivalents, end of period	$3,273,764	$1,802,524

Non-cash financing activities
Issuance of Inducement shares	$100,050	$-

The accompanying notes are an integral part of these consolidated financial statements

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Organization and Description of Business

Arch Therapeutics, Inc., (together with its subsidiary, the “Company”) was incorporated under the laws of the State of Nevada on September 16, 2009, under the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, the Company completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company abandoned its prior business plan and has changed its operations to the business of a life science medical device company. Our current principal offices are located in Framingham, Massachusetts.

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

ABS was incorporated under the laws of Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc. On April 7, 2008, ABS changed its name from Clear Nano Solutions, Inc. to Arch Therapeutics, Inc. Effective upon the closing of the Merger, ABS changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc.

The Company has generated no operating revenues to date, and is devoting substantially all of its efforts toward product research and development. To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of common stock and warrants.

The Company expects to incur substantial expenses for the foreseeable future relating to research, development and commercialization of its potential products. The Company will be required to raise additional capital, obtain alternative means of financial support, or both prior to or during April 2016 in order to continue to fund operations. However, there can be no assurance that the Company will be successful in securing additional resources when needed, on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets that might be necessary despite this uncertainty.

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2014. There have been no material changes to our significant accounting policies during the nine months ended June 30, 2015.

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

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2015-03 “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” was issued by the FASB in April 2015. The purpose of this amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”, was issued by the FASB in February 2015. The purpose of this amendment is to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) was issued by the FASB in May 2014. The primary purpose of the ASU is to develop a common revenue standard for revenue recognition between the FASB and the International Accounting Standards Board (IASB). The ASU removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, among other items. We are a development stage company and do not currently generate revenue. ASU 2014-09 is effective for public business entities for annual periods beginning after December 15, 2017. While we are a development stage company and do not currently generate revenue, we currently anticipate generating revenue by the effective date of this ASU and therefore will be subject to this guidance. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations, financial position or disclosures.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three and nine month periods ended June 30, 2015 and 2014 there were no impairments of long-lived assets.

Convertible Debt

The Company records a discount to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt to their date of maturity. If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs and contingency has been resolved.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of June 30, 2015 and September 30, 2014.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company has a limited history of market prices of the common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), using historical volatilities of similar public entities. The Company uses a simplified method for all “plain vanilla” options, as defined in SAB No. 107 and the contractual term for all other employee and non-employee awards to estimate the expected life. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

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

Subsequent Events

The Company evaluated all events or transactions that occurred through August 7, 2015 the date which these unaudited interim consolidated financial statements were available to be issued. The Company disclosed material subsequent events in Note 9 of these financial statements.

Going Concern Basis of Accounting

The Company does not currently believe its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. As reflected in the financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2015, there is substantial doubt about our ability to continue as a going concern. The unaudited interim consolidated financial statements included in this report do not include any adjustments that might be necessary should operations discontinue. The Company expects to incur substantial expenses for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. The Company does not have sufficient cash and cash equivalents to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has funded its operations primarily through equity and debt financings.

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

As of June 30, 2015, a total of 7,254,212 options had been issued to employees and directors and 4,602,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the nine months ended June 30, 2015, the Company granted options to employees and directors to purchase 1,950,000 and to consultants to purchase 1,037,500 shares of common stock under the 2013 Plan. The options have terms ranging from 1 to 10 years, are subject to vesting terms over periods ranging up to 3 years and have exercise prices ranging from $0.17 to $0.22.

During the three months ended June 30, 2015, the Company did not grant any options to employees and directors or to consultants to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the nine months ended June 30, 2015 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three and nine months ended June 30, 2015; expected volatility, 76.6% - 119.4%, risk-free interest rate, 0.25% - 2.40%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 1 to 10 years.

Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Historically, the Company has not had significant forfeitures of stock options granted to employees, directors and non-employees. Therefore, the Company has estimated the forfeiture rate of its outstanding stock options as zero, but will continually evaluate its historical data as a basis for determining expected forfeitures.

Stock compensation plan activity is as follows:

Common Stock Options

Stock compensation activity under the 2013 Plan for the nine months ended June 30, 2015 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding at September 30, 2014	8,637,962	$0.34	-	$-
Awarded	2,987,500	0.19	-	-
Exercised	-	-	-	-
Forfeited	(515,625)	$0.35	-	-
Outstanding at June 30, 2015	11,109,837	$0.31	5.36	292,860
Vested	8,051,432	$0.32	4.74	160,901
Vested and expected to vest at June 30, 2015	11,109,837	$0.31	5.36	292,860

As of June 30, 2015, 1,257,544 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s unaudited interim consolidated statement of operations for the three months ended June 30, 2015 and 2014 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $250,000 and $245,000, respectively. Of this amount during the three months ended June 30, 2015 and 2014, $122,342 and $112,304 respectively was recorded to Research and Development expenses, and $128,013 and $132,941, respectively was recorded in general and administrative expenses in the Company’s unaudited interim consolidated statement of operations. Share-based compensation expense recorded in the Company’s consolidated statement of operations for the nine months ended June 30, 2015 and 2014 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $859,626 and $748,600 respectively. Of this amount during the nine months ended June 30, 2015 and 2014, $396,668 and $461,312, respectively, was recorded to Research and Development expenses, and $462,958 and $287,287, respectively, was recorded in General and Administrative expenses in the Company’s unaudited interim consolidated statement of operations

As of June 30, 2015, there is approximately $549,278 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.72 years.

4.	8% CONVERTIBLE NOTES

Beginning March 11, 2015 and through March 13, 2015, the Company entered into a series of substantially similar subscription agreements (each a “Subscription Agreement”) with each of Anson Investments Master Fund, Ltd., Equitec Specialists, LLC and Capital Ventures International (collectively, the “Note Investors”) pursuant to which the Company issued unsecured 8% Convertible Notes (the “Notes”, and such transaction, the “Notes Offering”) to the Note Investors in the aggregate principal amount of $750,000. On the Closing of the Notes Offering on March 13, 2015 (the “Closing Date”), each Note Investor was issued a Note in the principal amount of $250,000. The Company did not engage any underwriter or placement agent in connection with the Notes Offering.

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

The issuance and sale of the Notes and Conversion Shares (collectively, the “Securities”) has not been, and will not upon issuance be, registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, based on the following facts: each of the Note Investors has represented that it is (and on the date of any conversion or sale of the Notes and/or Conversion Shares will be) an accredited investor as defined in Rule 501(a) promulgated under the Securities Act, that it is acquiring the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof in violation of applicable securities laws and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Securities to the Note Investors; the Securities were issued as restricted securities.

Derivative Liabilities

The Company accounted for the conversion feature embedded within the Notes in accordance with ASC 815-10, Derivatives and Hedging. Because the options to convert into common stock are not indexed to the Company’s stock and are not classified within stockholders’ equity, the options to convert are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the closing date, the derivative liability was recorded at fair value of $354,988 with the remaining proceeds of $395,012 allocated to the Notes. The allocation of funds to the derivative liability resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For the three and nine months ended June 30, 2015, $88,747 and $103,538 respectively of the loan discount has been accreted to interest expense. As of June 30, 2015 the accreted balance of the Notes was $498,550.

The value of the derivative liability as of June 30, 2015 was $411,753. As a result of a change in the estimated fair market value of the derivative liability we recorded other expense of $149,622 and $56,765 for the three and nine months ended June 30, 2015, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Convertible Debt Derivative Liability
Beginning balance at September 30, 2014	$-

Issuances	354,988

Adjustments to estimated fair value	56,765

Ending balance at June 30, 2015	$411,753

The derivative liability was valued as of March 15, 2015 and June 30, 2015 using Monte Carlo Simulations with the following assumptions:

	March 15, 2015	June 30, 2015
Stated interest rate	8.0%	8.0%
Exercise price per share	$0.20	$0.20
Expected volatility	90.0%	70.0%
Risk-free interest rate	0.24%	0.18%
Credit adjusted discount rate	20.0%	19.0%
Remaining expected term of underlying securities (years)	1.00	.75

5.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000. The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period. The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of June 30, 2015.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The warrant valuation was derived with the Black-Scholes option pricing model with the following assumptions: risk free rate 2.64%, dividend yield 0.0%, expected life of 10 years, and volatility 114%. The fair value of the warrants was recorded as an increase to additional paid-in capital. The allocation of funds to the warrants resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For each of the three and nine months ended June 30, 2015 and 2014, $2,765 and $8,294, respectively of the loan discount have been accreted to interest expense. As of June 30, 2015 and September 30, 2014 the accreted balance of the MLSC Loan was $964,060 and $955,766, respectively.

6.	PRIVATE PLACEMENT FINANCING

On January 30, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with nine separate accredited investors (“2014 Investors”) providing for the issuance and sale by the Company to the 2014 Investors, in a private placement, of an aggregate of 11,400,000 shares of Common Stock (collectively, the “2014 Shares”) at a purchase price of $0.25 per share and three series of warrants, the Series A warrants, the Series B warrants and the Series C warrants, to purchase up to an aggregate of 34,200,000 shares of the Company’s Common Stock (collectively, the “2014 Warrants,” and the shares issuable upon exercise of the 2014 Warrants, collectively, the “2014 Warrant Shares”), for aggregate gross proceeds to the Company of approximately $2,850,000 (the “2014 Private Placement Financing”).

Upon the closing of the 2014 Private Placement Financing on February 4, 2014 (the “Closing Date”), the Company entered into a registration rights agreement (the “2014 Registration Rights Agreement”) with the 2014 Investors, pursuant to which the Company became obligated, subject to certain conditions, to file with the Securities and Exchange Commission (“SEC”) on or before March 21, 2014 one or more registration statements to register for resale under the Securities Act of 1933, as amended, (i) the 2014 Shares and the 2014 Warrant Shares, plus (ii) an additional number of shares of Common Stock equal to 33% of the total number of 2014 Shares and 2014 Warrant Shares, to account for adjustments, if any, to the number of 2014 Warrant Shares issuable pursuant to the terms of the 2014 Warrants (the securities set forth in this clause (ii), the “Additional Shares”). Under the terms of the 2014 Registration Rights Agreement, the Company is permitted to reduce the number of shares covered by a registration statement if such reduction is required by the SEC as a condition for permitting such registration statement to become effective and treated as a resale registration statement (the “Cutback Provisions”). In response to comments received from the SEC and in accordance with the terms of the 2014 Registration Rights Agreement, the Company reduced the number of shares included in its draft resale registration statement by the number of Additional Shares. The Company’s failure to satisfy certain other obligations and deadlines set forth in the 2014 Registration Rights Agreement may subject the Company to payment of monetary penalties as discussed below. The resale registration statement was declared effective on July 2, 2014. As described below, in the event that we fail to comply with certain requirements in the 2014 Registration Rights Agreement, we may be required to pay liquidated damages to the investors.

The 2014 Warrants were exercisable immediately upon issuance. The Series A warrants had an initial exercise price of $0.30 per share and expire five years from the date of their issuance. The Series B warrants had an initial exercise price of $0.35 per share and expire on the earlier of 12 months after their issuance date and six months after the first date on which the resale of all Registrable Securities (as defined in the 2014 Registration Rights Agreement) is covered by one or more effective registration statements. The Series B warrants expired on January 2, 2015. The Series C warrants had an initial exercise price of $0.40 per share and an initial expiration on the earlier of 18 months after their issuance date and nine months after the first date on which the resale of all Registrable Securities (as defined in the 2014 Registration Rights Agreement) is covered by one or more effective registration statements. The Series C warrants were set to expire on April 2, 2015 and, as described below, were amended to expire on July 2, 2016. The number of shares of the Company’s Common Stock into which each of the 2014 Warrants is exercisable and the exercise price therefore were subject to adjustment as set forth in the 2014 Warrants, including, without limitation, adjustment to both the exercise price of the 2014 Warrants in the event of certain subsequent issuances and sales of shares of the Company’s Common Stock (or securities convertible or exercisable into shares of Common Stock) at a price per share lower than the then-effective exercise price of the 2014 Warrants, in which case the per share exercise price of the 2014 Warrants would be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the 2014 Warrants would be adjusted accordingly so that the aggregate exercise price upon full exercise of the 2014 Warrants immediately before and immediately after such per share exercise price adjustment were equal. The 2014 Warrants are also subject to customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders, and provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially would then own more than 4.9% of the Company’s Common Stock. The 2014 Warrants also provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially owning more than 4.9% of our Common Stock.

The Company may be required to make certain payments to the 2014 Investors under certain circumstances in the future pursuant to the terms of the Securities Purchase Agreement and the 2014 Registration Rights Agreement. These potential future payments include: (a) potential partial damages for failure to register the Common Stock issued or issuable upon exercise of 2014 Warrants (in a cash amount equal to 1% of the price paid to the Company by each investor in the 2014 Private Placement Financing on the date of and on each 30-day anniversary of such failure until the cure thereof; (b) amounts payable if the Company and its transfer agent fail to timely remove certain restrictive legends from certificates representing shares of Common Stock issued in the 2014 Private Placement Financing or issuable upon exercise of the 2014 Warrants; (c) expense reimbursement for the lead investor in the 2014 Private Placement Financing; and (d) payments in respect of claims for which the Company provides indemnification. There is no cap to the potential consideration. On July 2, 2014, we received from the SEC a Notice of Effectiveness of our Registration Statement related to the 2014 Private Placement Financing which satisfied some of our obligation to register these securities with the SEC.

On December 1, 2014, the Company agreed to amend certain provisions of the 2014 Warrants (the “December 2014 Amendment”). Under the terms of the December 2014 Amendment, the affected 2014 Warrants were amended to (i) reduce the exercise price of the Series B Warrants from $0.35 to $0.20, (ii) reduce the exercise price of the Series C Warrants from $0.40 to $0.20, and (iii) clarify that each series of 2014 Warrants may be amended individually, without having to amend all three series of 2014 Warrants. The number of shares of the Company’s Common Stock, which may be purchased from the Company upon exercise of each 2014 Warrant, remained unchanged. In conjunction with the December 2014 Amendment, the Company recognized a loss on the modification of 2014 Warrants in the amount of $1,300,170, which was determined using Monte Carlo Simulation.

As of December 2, 2014, Series B Warrants had been exercised for an aggregate issuance of 4,000,000 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $800,000. In conjunction with the exercise of the Series B Warrants, their corresponding fair value at the exercise dates of $224,000 were extinguished from the derivative liabilities balance.

On March 13, 2015, the Company issued unsecured 8% Convertible Notes in the aggregate principal amount of $750,000. The Company’s issuance of the Notes triggered the anti dilution provisions of the Series A Warrants and, as a result, the exercise price of the Series A Warrants was reduced to $0.20 per share and the aggregate number of shares issuable under the Series A Warrants increased by 5,700,000 shares from 11,400,000 shares to 17,100,000 shares. In addition, on March 13, 2015 and May 30, 2015, respectively the expiration date of the Series C Warrants was extended to June 2, 2015 and July 2, 2015, respectively. In conjunction with these amendments, the Company recognized a loss on the modification of warrants in the amount of $624,016, which was determined using Monte Carlo Simulation.

During the quarter ended June 30, 2015, Series C Warrants had been exercised for an aggregate issuance of 2,255,000 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $451,000. In conjunction with the exercise of the Series C Warrants, their corresponding fair value at the exercise dates of $75,321 were extinguished from the derivative liabilities balance.

On June 22, 2015 the Company entered into the Amendment to the Series A Warrants and Series C Warrants to purchase Common Stock (the “June 2015 Amendment”), with Cranshire Capital Master Fund, Ltd. (“Cranshire”), to (i) delete the full ratchet anti-dilution provisions set forth in the Series A Warrants and Series C Warrants; and (ii) extend the expiration date of the Series C Warrants from to 5:00 p.m., New York time, on July 2, 2015 to 5:00 p.m., New York time, on July 2, 2016. In consideration of Cranshire’s entrance into the June 2015 Amendment (and for no additional consideration), the Company agreed to issue to the holders of the 2014 Warrants up to 570,000 shares of Company’s Common Stock subject to the delivery by each such holder of an investor certificate to the Company (such shares of Common Stock, the “Inducement Shares”). In conjunction with the modifications to the Series A and Series C Warrants in the June 2015 Amendment, the corresponding fair values at the modification date, net of Inducement Shares totaling $927,373 were extinguished from the derivative liabilities balance.

For the period ended June 30, 2015, 435,000 Inducement Shares had been issued of the potential 570,000 and an additional 125,000 shares were issued during July 2015 for a total of 560,000.

Derivative Liabilities

The Company accounted for the 2014 Warrants relating to the aforementioned 2014 Private Placement Financing in accordance with ASC 815-10, Derivatives and Hedging. Because the 2014 Warrants are not indexed to the Company’s stock and are not classified within stockholders’ equity, they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On February 4, 2014, the initial closing date of the 2014 Private Placement Financing, the derivative liabilities were recorded at fair value of $10,391,693. Given that the fair value of the derivative liabilities exceeded the total proceeds of the 2014 Private Placement Financing of $2,850,000, no net amounts were available to be allocated to the Common Stock. The $7,541,693 amount by which the recorded liabilities exceeded the proceeds was charged to other expense as of February 4, 2014 closing date.

The value of the derivative liability as of June 30, 2015 and September 30, 2014 was $3,886,613 and $6,270,000, respectively. As a result of a change in the estimated fair market value of the derivative liability we recorded other expense of $925,384 for the three months ended June 30, 2015 and other income of $2,980,829 for nine months ended June 30, 2015 and other income of $1,584,818 and $2,069,693 for the three and nine months ended June 30, 2014, respectively. In addition, during the three months ended June 30, 2015, we recorded a gain on modification of warrants, net of Inducement Shares in the amount of $927,373 and a loss of $896,763 for the nine months ended June 30, 2015. Lastly, we recognized a gain on the exercise of warrants in the amount of $75,321, and $299,321, respectively for the three and nine months ended June 30, 2015 as described above. For the three months ended June 30, 2015, the change in the estimated fair value was primarily due to the elimination of the anti-dilution provisions of the Series A Warrants and Series C Warrants and extending the expiration date of the Series C Warrants to July 2, 2016. For the nine months ended June 30, 2015, the change in the estimated fair value was primarily due to the reduction of the exercise prices of the 2014 Warrants, the exercise of 4,000,000 shares of the Series B Warrants and the exercise of 2,255,000 shares of the Series C Warrants for an aggregate of 6,255,000 shares of the Company’s Common Stock.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liability
Beginning balance at September 30, 2014	$6,270,000

Modification of warrants, net of Inducement Shares	896,763

Exercises of warrants	(299,321)

Adjustments to estimated fair value	(2,980,829)

Ending balance at June 30, 2015	$3,886,613

The derivative liabilities were valued as of September 30, 2014, December 1, 2014, March 15, 2015, June 22, 2015, and June 30, 2015 using Monte Carlo Simulation or Black Schole, as appropriate, with the following assumptions:

	September 30, 2014	December 1, 2014	March 15, 2015	June 22, 2015	June 30, 2015
Closing price per share of Common Stock	$0.18	$0.25	$0.21	$0.23	$0.26
Exercise price per share	$0.30 - 0.40	$0.20 - $0.30	$0.20 - $0.30	$0.20	$0.20
Expected volatility	85 - 90%	80 – 90%	80 – 110%	55- 85%	75-85%
Risk-free interest rate	0.02 - 1.55%	.01 – 1.39%	0.03 – 1.41%	0.27 - 1.68%	0.28 – 1.63%
Dividend yield	—	—	—	—	—
Remaining expected term of underlying securities (years)	0.33 - 4.33	0.33 – 4.6	0.22 – 4.3	1.03 – 4.03	1.01 – 4.01

Common Stock

At the February 4, 2014 closing date of the 2014 Private Placement Financing, the Company issued 11,400,000 shares of Common Stock and recorded the par value of the shares issued of $11,400 (at par value of $0.001 per share) with a corresponding reduction in additional paid-in capital, given that the fair value of the warrant liability recorded exceeded the total consideration received as of February 4, 2014.

7.	2015 PRIVATE PLACEMENT FINANCING

Beginning June 22, 2015 and through June 30, 2015, the Company entered into a series of substantially similar subscription agreements (each a “Subscription Agreement”) with 20 accredited investors (collectively, the “2015 Investors”) providing for the issuance and sale by the Company to the 2015 Investors, in a private placement, of an aggregate of 14,390,754 Units (“Unit”) at a purchase price of $0.22 per Unit (the “2015 Private Placement Financing”). Each Unit consisted of a share of Common Stock (the “2015 Shares”) and a Series D Warrant to purchase a share of Common Stock at an exercise price of $0.25 per share at any time prior to the fifth anniversary of the issuance date of the Series D Warrant (the “Series D Warrants,” and the shares issuable upon exercise of the Series D Warrants, collectively, the “2015 Warrant Shares”). The Company did not engage any underwriter or placement agent in connection with the 2015 Private Placement Financing, and the aggregate gross proceeds raised by the Company in the 2015 Private Placement Financing totaled approximately $3,100,000.

The Company’s obligation to issue and sell the 2015 Shares and the Series D Warrants and the corresponding obligation of the 2015 Investors to purchase such 2015 Shares and Series D Warrants were subject to a number of conditions precedent including, but not limited to, the amendment of the Company’s Series A Warrants and Series C Warrants to delete certain of the anti-dilution provisions contained therein, as described in Footnote 6, Private Placement Financing, and other customary closing conditions. The conditions precedent were satisfied June 30, 2015 (the “Initial Closing Date”), and the Company conducted an initial closing (the “Initial Closing”) pursuant to which it sold and 19 of the 2015 Investors (the “Initial Investors”) purchased 13,936,367 Units at an aggregate purchase price of $3,066,000. On July 2, 2015, the Company conducted a second closing (the “Second Closing” and together with the Initial Closing, the “Closings”) pursuant to which it sold and one of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of $100,000. The 454,387 Units have been recorded as Common Stock subscribed and the $100,000 has been recorded as a stock subscription receivable as of June 30, 2015.

On the Initial Closing Date, the Company entered into a registration rights agreement with the Initial Investors (the “ 2015 Registration Rights Agreement”), pursuant to which the Company will be obligated, subject to certain conditions, to file with the Securities and Exchange Commission within 90 days after the closing of the 2015 Private Placement Financing one or more registration statements (any such registration statement, a “Resale Registration Statement”) to register the 2015 Shares and the 2015 Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). The remaining 2015 Investor became a party to the 2015 Registration Rights Agreement upon the consummation of the Second Closing. The Company’s failure to satisfy certain filing and effectiveness deadlines with respect to a Resale Registration Statement and certain other requirements set forth in the 2015 Registration Rights Agreement may subject the Company to payment of monetary penalties.

Following each Closing, each 2015 Investor was also issued Series D Warrants to purchase shares of the Company’s Common Stock up to 100% of the 2015 Shares purchased by such 2015 Investor under such 2015 Investor’s Subscription Agreement. The Series D Warrants have an exercise price of $0.25 per share, are exercisable immediately after their issuance and have a term of exercise equal to five years after their issuance date. The number of shares of the Company’s Common Stock into which each of the Series D Warrants is exercisable and the exercise price therefor are subject to adjustment, as set forth in the Series D Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, at anytime during the term of the Series D Warrants, the Company may reduce the then current exercise price to any amount and for any period of time deemed appropriate by the Board of Directors of the Company.

Derivative Liabilities

The Company accounted for the Series D Warrants relating to the aforementioned 2015 Private Placement Financing in accordance with ASC 815-10, Derivatives and Hedging. Because the Series D Warrants are not indexed to the Company’s stock and are not classified within stockholders’ equity, they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the Initial Closing Date, the derivative liabilities were recorded at fair value of $2,458,204. Given that the fair value of the derivative liabilities were less than the total proceeds of the 2015 Private Placement Financing of $3,066,000, the remaining proceeds of $607,796 were allocated to the Common Stock and additional paid in capital.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liability
Beginning balance at September 30, 2014	$-

Issuances	2,458,204

Adjustments to estimated fair value	-

Ending balance at June 30, 2015	$2,458,204

The derivative liabilities were valued as of June 30, 2015 using Monte Carlo Simulation with the following assumptions:

June 30, 2015
Closing price per share of common stock	$0.26
Exercise price per share	$0.25
Expected volatility	85%
Risk-free interest rate	1.63%
Dividend yield	—
Remaining expected term of underlying securities (years)	5.00

Common Stock

At the June 30, 2015 Initial Closing Date of the 2015 Private Placement Financing, the Company issued 13,936,367 shares of Common Stock and recorded the par value of the shares issued of $13,936 (at par value of $0.001 per share) with the remaining proceeds of $593,860 allocated to additional paid-in capital. On July 2, 2015, the Company conducted the Second Closing pursuant to which it sold and one of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of $100,000. The 454,387 Units have been recorded as Common Stock subscribed and the $100,000 has been recorded as a stock subscription receivable as of June 30, 2015.

8.	COLDSTREAM FINANCING

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

9.	SUBSEQUENT EVENTS

During the period commencing July 1, 2015 and ending on August 5, 2015, additional Series A and Series C Warrants have been exercised for an aggregate issuance of 7,345,000 shares of the Company’s Common Stock at an exercise price of $0.20 per share, resulting in gross proceeds to the Company of $1,469,000.

As part of the amendment made to the Series A Warrants and Series C Warrants to delete the full ratchet anti-dilution provisions set forth in the Series A Warrants and Series C Warrants and to extend the expiration date of the Series C Warrants, an additional 125,000 shares of the Inducement Shares have been issued during July 2015. The remaining 10,000 Inducement Shares will be issued upon the execution and delivery by remaining holders of an investor certificate to the Company.

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

Our long-term business plan includes the following goals:

•	conducting successful biocompatibility studies and, subsequently, clinical trials on AC5;

•	expanding, maintaining and protecting of our intellectual property portfolio;

•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 in the EU, the U.S., and other jurisdictions as we may determine;

•	developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding to support the milestones described above and our operations generally;

•	work with our large scale manufacturing partners to continue to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	complete clinical trial protocols and Clinical Investigational Plans with principal investigators for AC5 and submit application to Ethics Committee and required authoritative agencies for initiation of our initial clinical trials;

•	commence and complete a human clinical trial(s) for AC5, the timeframe for which is dependent upon successful completion of certain manufacturing, regulatory, and biocompatibility activities;

•	continue to expand and enhance our financial and operational reporting and controls;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and

•	assess our self-assembling peptide platform in order to identify and select product candidates for advancement into development.

With respect to our goals relating to AC5, we currently project requiring up to $3,000,000 - $5,000,000 of additional expenditures to complete the milestones to obtain regulatory approval in Europe. We expect that obtaining regulatory approvals in the U.S., including conducting additional required clinical trials, would require at least an additional $7,000,000 - $19,000,000 in capital. These estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “Risk Factors” in this filing.

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We have net losses for the three months ended June 30, 2015, of $1,395,245 and net income of $410,759 for the three months ended June 30, 2014. The loss for the three months ended June 30, 2015 can be attributed to general and administrative costs and increased research and development expenses associated with pre-clinical development expenses and manufacturing and quality management system consulting and advisory related expenses. Net income for the three months ended June 30, 2014, includes a decrease on the fair value on derivative liabilities related to our outstanding warrants of $1,584,818. For the nine months ended June 30, 2015, we have net loss of $1,850,066 versus a net loss of $8,777,837 in the comparable period in the prior year. The loss for the nine months ended June 30, 2014 is primarily attributable to the $7,541,693 expense we recorded upon the issuance of the 2014 Warrants associated with the 2014 Private Placement Financing. We devote a significant amount of our efforts towards fundraising and product research.

Recent Developments

The Company entered into an agreement to amend certain provisions of the Series A, Series B and Series C Warrants (collectively, the “2014 Warrants”) issued by the Company in February 2014 (the “December 2014 Amendment”) that it issued in connection with the securities purchase agreement that it entered into on January 31, 2014 (the “Securities Purchase Agreement”). Under the terms of the December 2014 Amendment, which became effective December 1, 2014, the 2014 Warrants were amended to (i) reduce the exercise price of the Series B Warrants from $0.35 to $0.20, (ii) reduce the exercise price of the Series C Warrants from $0.40 to $0.20, and (iii) clarify that each Series of 2014 Warrants may be amended without having to amend all three series of 2014 Warrants. The number of shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) that may be purchased from the Company upon exercise of each 2014 Warrant remained unchanged.

Prior to their expiration on January 3, 2015, certain holders of the Warrants exercised portions of their Series B Warrants, resulting in an aggregate issuance of 4,000,000 shares of the Company’s Common Stock and gross proceeds to the Company from that exercise of $800,000.

On March 13, 2015, the Company issued unsecured 8% Convertible Notes (the “Notes”) in the aggregate principal amount of $750,000 in a private placement. The principal and all accrued and unpaid interest on the Notes shall mature and become payable on March 13, 2016, and the Notes (and all interest accrued thereunder) are currently convertible into Common Stock, par value $0.001 per shares of the Company, at a conversion price of $0.20 per share, resulting in up to an additional 4,050,000 shares of Common Stock becoming issuable under these Notes if they are held to maturity and the accrued interest thereunder is converted, along with the outstanding principal, into shares of Common Stock at the current conversion price.

The Company’s issuance of the Notes triggered the anti dilution provisions of the Series A Warrants and, as a result, the exercise price of the Series A Warrants was reduced to $0.20 per share and the aggregate number of shares issuable under the Series A Warrants increased by 5,700,000 shares from 11,400,000 shares to 17,100,000 shares. In addition, pursuant to separate amendments entered into between the Company and Cranshire Capital Master Fund, Ltd. (“Cranshire”) on March 13, 2015, and May 30, 2015, respectively the expiration date of the Series C Warrants was extended to June 2, 2015, and July 2, 2015, respectively.

During the quarter ended June 30, 2015, certain holders of the Series C Warrants exercised a portion of their warrants for an aggregate issuance of 2,255,000 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $451,000.

On June 22, 2015, the Company entered into the Amendment to Series A Warrants and Series C Warrants to Purchase Common Stock (the “June 2015 Amendment”) with Cranshire to (i) delete the full ratchet anti-dilution provisions set forth in the Series A Warrants and Series C Warrants and (ii) extend the expiration date of the Series C Warrants from to 5:00 p.m., New York time, on July 2, 2015 to 5:00 p.m., New York time, on July 2, 2016. In consideration of Cranshire’s entrance into the June 2015 Amendment (and for no additional consideration), the Company agreed to issue to the holders of the 2014 Warrants up to 570,000 shares of Company’s Common Stock subject to the delivery by each such holder of an investor certificate to the Company (such shares of Common Stock, the “Inducement Shares”).

Beginning June 22, 2015 and through June 30, 2015, Arch Therapeutics, Inc. (the “Company”) entered into a series of substantially similar subscription agreements (each a “Subscription Agreement”) with 20 accredited investors (collectively, the “2015 Investors”) providing for the issuance and sale by the Company to the 2015 Investors, in a private placement, of an aggregate of 14,390,754 Units at a purchase price of $0.22 per Unit (the “2015 Private Placement Financing”). Each Unit consisted of a share of the Company’s Common Stock and a Series D Warrant to purchase a share of Common Stock at an exercise price of $0.25 per share at any time prior to the fifth anniversary of the issuance date of the Series D Warrant (the “Warrants,” and the shares issuable upon exercise of the Series D Warrants, collectively, the “2015 Warrant Shares”). The aggregate gross proceeds raised by the Company in the 2015 Private Placement Financing totaled approximately $3,100,000.

As part of 2015 Private Placement Financing, the Company conducted an initial closing (the “Initial Closing”) pursuant to which it sold, and 19 of the 2015 Investors (the “Initial Investors”) purchased 13,936,367 Units at an aggregate purchase price of $3,066,000. On July 2, 2015, the Company conducted a second closing (the “Second Closing” and together with the Initial Closing, the “Closings”) pursuant to which it sold, and 1 of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of $100,000.

On June 1, 2015, the Company executed a collaboration agreement with CÚRAM Centre for Research in Medical Devices, a new center of excellence for research based in Galway, Ireland that aims to radically improve health outcomes for patients by developing and collaborating on the development of "smart" medical devices. As part of the collaboration agreement, Arch and CÚRAM intend to deploy resources in Ireland to advance Arch's technology, ranging from early stage research to late stage development. Under Arch oversight and guidance, personnel from Arch and CÚRAM will work closely together on diverse pipeline projects, including new potential indications and products as well as human clinical trial planning. In addition to receiving infrastructure support, for each €1 up to an annual maximum of €250,000 that Arch contributes to its own R&D activities within CÚRAM, CÚRAM will contribute €2 up to an annual maximum of €500,000 to those same activities, made possible by its grant funding from Science Foundation Ireland (SFI).

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	June 30,	June 30,	Increase
	2015	2014	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	813,122	825,951	(12,829)
Research and development	525,107	320,345	204,762
Loss from operations	(1,338,229)	(1,146,296)	(191,933)
Other income (expense)	(57,016)	1,557,055	(1,614,071)
Net income (loss)	(1,395,245)	410,759	(1,806,004)

Revenue

We did not generate revenue in either of the three months ended June 30, 2015 and 2014.

General and Administrative Expense

General and administrative expenses during the three months ended June 30, 2015 were $813,122, a decrease of $12,829 compared to $825,951 for the three months ended June 30, 2014. The decrease in general and administrative expense is primarily attributable to additional expenses being allocated to research and development offset by an increase in legal and patent expenses.

Research and Development Expense

Research and development expense during the three months ended June 30, 2015 was $525,107, an increase of $204,762 compared to $320,345 for the three months ended June 30, 2014. The increase in research and development expense is primarily attributed to an increase in expenses associated with pre-clinical development expenses and manufacturing and quality management system consulting and advisory related expenses. Research and development expenses are expected to increase as a result of our plans to commence clinical studies as resources permit. The Company anticipates that the first clinical trial will commence during the fourth quarter of calendar 2015.

Other Income (Expense)

Other expense during the three months ended June 30, 2015 was $57,016 a decrease of $1,614,071 compared to other income of $1,557,055 for the three months ended June 30, 2014. This decrease resulted from a change in adjustments to derivative liabilities of $1,507,508 during fiscal 2015 as compared to fiscal 2014. Other income during the three months ended June 30, 2014 was primarily related to the recording of the value of the derivative liability.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

	June 30,	June 30,	Increase
	2015	2014	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	2,536,654	2,271,443	234,789
Research and development	1,327,337	951,101	376,236
Loss from operations	(3,863,991)	(3,222,544)	(641,447)
Other income (expense)	2,013,925	(5,555,293)	(7,569,218)
Net loss	(1,850,066)	(8,777,837)	(6,927,771)

Revenue

We did not generate revenue in either of the nine months ended June 30, 2015 and 2014.

General and Administrative Expense

General and administrative expenses during the nine months ended June 30, 2015 were $2,536,654, an increase of $234,789 compared to $2,271,443 for the nine months ended June 30, 2014. The increase in general and administrative expense is primarily attributable to increased legal costs related to patents, and stock-based compensation expenses incurred in connection with attracting and retaining key employees. General and administrative expenses are generally expected to increase as a result of the full year impact of new hires and stock based compensation.

Research and Development Expense

Research and development expense during the nine months ended June 30, 2015 was $1,327,337, an increase of $376,236 compared to $951,101 for the nine months ended June 30, 2014. The increase in research and development expense is primarily attributed to an increase in expenses associated with pre-clinical development expenses and manufacturing and quality management system consulting and advisory related expenses. Research and development expenses are expected to increase as a result of our plans to commence clinical studies as resources permit. The Company anticipates that the first clinical trial will commence during the fourth quarter of calendar 2015.

Other Income (Expense)

Other income during the nine months ended June 30, 2015 was $2,013,925 an increase of $7,569,218 compared to other expense of $5,555,293 for the nine months ended June 30, 2014. The increase in other income (expense) during the nine months ended June 30, 2015 resulted from a change in adjustments to derivative liabilities of $7,698,572 during fiscal 2015 as compared to fiscal 2014. Other expenses during the nine months ended June 30, 2014 were primarily related to the recording of the value of the derivative liability.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations.  At June 30, 2015, we had cash and cash equivalents of $3,273,764 and positive working capital of $1,425,966.

On December 1, 2014, we agreed to amend certain provisions of the 2014 Warrants (the “December 2014 Amendment”). Under the terms of the December 2014 Amendment, the 2014 Warrants were amended to (i) reduce the exercise price 2014 of our Series B Warrants from $0.35 to $0.20, (ii) reduce the exercise price of our Series C Warrants from $0.40 to $0.20, and (iii) clarify that each Series of 2014 Warrants may be amended without having to amend all three series of 2014 Warrants. The number of shares of our Common Stock which may be purchased from the Company upon exercise of the 2014 Warrants remained unchanged.

On March 13, 2015, the Company issued Notes in the aggregate principal amount of $750,000. The Company’s issuance of the Notes triggered the anti dilution provisions of the Series A Warrants and, as a result, the exercise price of the Series A Warrants was reduced to $0.20 per share and the aggregate number of shares issuable under the Series A Warrants increased by 5,700,000 shares from 11,400,000 shares to 17,100,000 shares. In addition, pursuant to separate amendments entered into between the Company and Cranshire on March 13, 2015 and May 30, 2015, respectively the expiration date of the Series C Warrants was extended to June 2, 2015 and July 2, 2015, respectively.

On June 22, 2015, the Company entered into the June 2015 Amendment with Cranshire to (i) delete the full ratchet anti-dilution provisions set forth in the Series A Warrants and Series C Warrants and (ii) extend the expiration date of the Series C Warrants from to 5:00 p.m., New York time, on July 2, 2015 to 5:00 p.m., New York time, on July 2, 2016. In consideration of Cranshire’s entrance into the Amendment (and for no additional consideration), the Company agreed to issue to the holders of the 2014 Warrants up to 570,000 Inducement Shares, subject to the delivery by each such holder of an investor certificate to the Company.

As of June 30, 2015, 4,000,000 Series B Warrants had been exercised for an aggregate of 4,000,000 shares of our common stock, resulting in gross proceeds to the Company of $800,000. In addition, 2,255,000 Series C Warrants had been exercised for an aggregate of 2,255,000 shares of our Common Stock, resulting in gross proceeds to the Company of $451,000.

Cash Used in Operating Activities

Working Capital

At June 30, 2015, we had total current assets of $3,317,855 (including cash and cash equivalents of $3,273,764) and working capital of $1,425,966. Our working capital as of June 30, 2015 and September 30, 2014 is summarized as follows:

	June 30,	September 30,
	2015	2014
Total Current Assets	$3,317,855	$876,990
Total Current Liabilities	1,891,889	2,723,667
Working Capital	$1,425,966	$(1,846,677)

Total current assets as of June 30, 2015 were $3,317,855, an increase of $2,440,865 compared to $876,990 as of September 30, 2014. The increase in current assets is primarily attributable to an $800,000 in gross proceeds received from the exercise of our Series B Warrants, $750,000 proceeds received from our Notes, $451,000 proceeds received from the exercise of our Series C Warrants and $3,066,000 proceeds received from the 2015 Private Placement Financing. This was partially offset by an increase in general and administrative expense resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of June 30, 2015 and September 30, 2014 were comprised primarily of cash and cash equivalents, prepaid expenses and other current assets.

Total current liabilities as of June 30, 2015 were $1,891,889, a decrease of $831,778 compared to $2,723,667 as of September 30, 2014. The decrease is primarily due to the decrease in the current derivative liabilities partially offset by the timing of payments in accounts payable. Our total current liabilities as of June 30, 2015 and September 30, 2014 were comprised primarily of the current portion of the derivative liability, the Notes, accounts payable and accrued expenses.

Cash Flow

	June 30,	June 30,
	2015	2014
Cash Used in Operating Activities	$(2,626,756)	$(2,379,498)
Cash Used in Investing Activities	-	-
Cash Provided by Financing Activities	5,067,000	3,624,703
Net increase in cash and cash equivalents	$2,440,244	$1,245,205

Cash Used in Operating Activities

Cash used in operating activities increased $247,258 during the nine months ended June 30, 2015 to $2,626,756, compared to $2,379,498 during the nine months ended June 30, 2014. The increase was primarily due to an increase in general and administrative expense primarily attributable to increased intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

There was no cash used in investing activities during the nine months ended June 30, 2015 and 2014, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities increased $1,442,297 to $5,067,000 during the nine months ended June 30, 2015, compared to $3,624,703 during the nine months ended June 30, 2014. For the nine months ended June 30, 2015, the cash provided by financing resulted from the $800,000 in proceeds received by us from the exercise of Series B Warrants to purchase 4,000,000 shares of our Common Stock, proceeds received of $451,000 from the exercise of the Series C Warrants to purchase 2,255,000 shares of our Common Stock, proceeds received of $750,000 from the issuance of the 8% Convertible Note and proceeds received of $3,066,000 from 2015 Private Placement Financing to purchase 13,936,363 shares of our Common Stock and Series D Warrants exercisable for an equivalent number of shares. For the nine months ended June 30, 2014, cash provided by financing activities resulted from the $1,000,000 funding obtained under the MLSC Loan Agreement and $2,624,703 from the issuance of Common Stock and 2014 Warrants.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. We estimate that our cash requirements for our fiscal year ending September 30, 2015 will be approximately $4,000,000. We estimate that we currently have sufficient cash to operate our business through April 2016. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, in which case our current funds may not be sufficient to operate our business for the period we expect.

We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term, including restrictive covenants in the MLSC Loan Agreement that limit our ability to incur certain types of additional indebtedness. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

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

Going Concern

From inception through June 30, 2015 we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2015, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of June 30, 2015 and September 30, 2014.

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

Recent Accounting Guidance

Accounting Standards Update (ASU) 2015-03 “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” was issued by the FASB in April 2015. The purpose of this amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”, was issued by the FASB in February 2015. The purpose of this amendment is to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) was issued by the FASB in May 2014. The primary purpose of the ASU is to develop a common revenue standard for revenue recognition between the FASB and the International Accounting Standards Board (IASB). The ASU removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, among other items. We are a development stage company and do not currently generate revenue. ASU 2014-09 is effective for public business entities for annual periods beginning after December 15, 2017. The Company currently anticipates generating revenue by the effective date of this ASU at which time, the Company will adopt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses in our internal control over financial reporting.

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

 As of June 30, 2015 management has identified the following material weaknesses in our internal control over financial reporting:

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions;

•	We do not have an independent audit committee, which is an important entity-level control over our financial statements and the engagement of our independent auditors;

•	We did not perform an entity-level risk assessment to evaluate the implication of relevant risks, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, as a result of the material weaknesses in our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency;

•	We have not completed an annual fiscal budget for the upcoming fiscal year due to our short term cash position. An annual budget would assist in evaluating and allocating spending for the upcoming year and provide guidance in determining milestone achievement and additional cash needs.

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require significant additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. Moreover, our cash position is vastly inadequate to support our business plans and substantial additional funding will be needed in order to pursue those plans, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements through April 2016.

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future, and we may never generate revenue or achieve or maintain profitability.

As noted above under the risk factor entitled “There is substantial doubt about our ability to continue as a going concern,” we are a development stage company with no commercial products. Consequently, we have incurred losses in each year since our inception and we expect that losses will continue to be incurred in the foreseeable future in the operation of our business. To date, we have financed our operations entirely through equity and debt investments by founders, other investors and third parties, and we expect to continue to rely on these sources of funding, to the extent available in the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs incurred in connection with both the closing of the Merger and complying with public company reporting and control obligations, and personnel expenses. We have devoted substantially all of our time, money and efforts to date to the advancement of our technology and raising capital to support our business, and expect to continue to devote significant time, money and efforts to such activities going forward.

We expect to continue to incur significant expenses and we anticipate that those expenses and losses may increase in the foreseeable future as we seek to:

•	develop our principal product candidate, AC5, including further development of the product’s composition and conducting preclinical biocompatibility studies;
•	raise capital needed to fund our operations;
•	build and enhance investor relations and corporate communications capabilities;
•	conduct clinical trials relating to AC5 and any other product candidate we seek to develop;
•	attempt to gain regulatory approvals for any product candidate that successfully completes clinical trials;
•	establish relationships with contract manufacturing partners, and invest in product and process development through such partners;
•	maintain, expand and protect our intellectual property portfolio;
•	advance additional candidates through our research and development pipeline;
•	seek to commercialize selected product candidates for which we may obtain regulatory approval; and
•	hire additional regulatory, clinical, quality control, scientific, financial, and management, consultants and advisors.

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

Based on our current operating expenses and working capital requirements, we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements through April 2016. In addition to the funds raised from our previous equity and convertible debt financings and borrowings under the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) that we entered into with the Massachusetts Life Sciences Center (“MLSC”), we will need to obtain additional financing on or prior to April 2016 to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities, particularly as we commence preclinical and clinical development for our lead product candidate, AC5. In particular, we currently estimate that we will require up to $10,000,000 to $14,000,000 and potentially more in additional capital to obtain regulatory approval of AC5 in the U.S. and Europe. Our future capital requirements will depend on many factors, including:

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

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We have sought funding through collaborative arrangements, such as the Project Agreement that we entered into with the National University of Ireland Galway (“NUIG”) on May 28, 2015, and we may continue to seek funding through additional collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all. In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term, including restrictions in the MLSC Loan Agreement on our ability to incur certain types of additional indebtedness. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to additional covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. Finally, servicing the interest and principal repayment obligations under our debt facilities and the Convertible Notes that we issued in the Notes Offering could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

Our current and any future debt facilities or instruments may require us to use our limited capital to repay amounts owed and may impose limitations on our operations, which could negatively affect our business plans.

On the Closing of the Notes Offering on March 13, 2015, we issued to each Convertible Notes Investor a Convertible Note in the principal amount of $250,000. Unless converted on or prior to March 13, 2016 into shares of our Common Stock, we will be obligated to repay the $750,000 in principal borrowed under and up to an aggregate of $60,000 in interest incurred in connection with the Convertible Notes on that date, which we may not have or be able to obtain.

On September 30, 2013, we entered into the MLSC Loan Agreement with MLSC pursuant to which MLSC has provided us an unsecured subordinated loan in principal amount of $1,000,000 (such loan, the “MLSC Loan”). The MLSC Loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period. We will need substantial amounts of cash in order to repay the principal and interest owed under MLSC Loan, as it becomes due, which we may not have or be able to obtain. Any failure to make payments as required under the MLSC Loan Agreement would constitute an event of default, and could result in, among other things, MLSC’s acceleration of all amounts due thereunder.

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

In addition, the MLSC Loan Agreement restricts our ability, without the prior written consent of MLSC, to incur certain types and amounts of additional indebtedness, including indebtedness senior or, in certain circumstances, equal to the MLSC Loan and any indebtedness to any of our stockholders or employees that is subject to a security interest and not expressly subordinated to the MLSC Loan. Our ability to finance our operations could be limited if, while the MLSC Loan is outstanding, the only source of capital available to us is prohibited by the restrictions set forth in the MLSC Loan Agreement, in which case we may be forced to curtail or eliminate some or all of our operations.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As disclosed in Item 9A of Part II of our Annual Report filed December 12, 2014 and in Item 4 of Part I of our Quarterly Reports on Form 10-Q that we filed on February 9, 2015, May 7, 2015 and August 7, 2015, management has identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2014. A material weakness in internal control over financial reporting is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded in our latest annual assessment that our internal control over financial reporting was not effective as of September 30, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

During the quarter ended September 30, 2014, we took steps to remediate certain material weaknesses we have identified in our internal control over financial reporting. On July 7, 2014, we hired a new Chief Financial Officer who serves on a full-time basis. He has, working with the CEO and the Board of Directors, implemented increased segregation of responsibilities, improved policies and procedures relating to purchases of materials and supplies, and developed increased checks and balances as they relate to financial reporting and control policies and procedures. If our remedial measures are insufficient to address the material weaknesses we have identified, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, there may be an increased likelihood that our consolidated financial statements contain material misstatements. A restatement of our financial results could result in substantial costs to us for accounting and legal fees and could lead to litigation against us. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we would be unable to conclude that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, and the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

The development plan for our lead product candidate is based on our anticipation of pursuing the medical device regulatory pathway and in February 2015, we received confirmation from The British Standards Institution (“BSI”), a Notified Body (which is a private commercial entity designated by the national government of an EU member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements) in the EU, that AC5 fulfills the definition of a medical device within the EU and will be classified as such in consideration for CE mark designation. However, the FDA and other applicable foreign agencies, including European Competent Authorities will have authority to finally determine the regulatory route for our product candidates in their jurisdictions. If the FDA or similar foreign agencies or intermediaries deem our product to be a member of a category other than a medical device, such as a drug or biologic, or impose additional requirements on our pre-clinical and clinical development than we presently anticipate, financing needs would increase, the timeline for product approval would lengthen, the program complexity and resource requirements world increase, and the probability of successfully commercializing a product would decrease. Any or all of those circumstances would materially adversely affect our business.

If we are not able to secure and maintain relationships with third parties that are capable of conducting clinical trials on our product candidates and support our regulatory submissions, our product development efforts, and subsequent regulatory approvals could be adversely impacted.

Our management has limited experience in conducting preclinical development activities and clinical trials. As a result, we have relied and will need to continue to rely on third party research institutions, organizations and clinical investigators to conduct our preclinical and clinical trials and support our regulatory submissions. If we are unable to reach agreement with qualified research institutions, organizations and clinical investigators on acceptable terms, or if any resulting agreement is terminated prior to the completion of our clinical trials, then our product development efforts could be materially delayed or otherwise harmed. Further, our reliance on third parties to conduct our clinical trials and support our regulatory submissions will provide us with less control over the timing and cost of those trials, the ability to recruit suitable subjects to participate in the trials, and the timing, cost, and probability of success for the regulatory submissions. Moreover, the FDA and other regulatory authorities require that we comply with standards, commonly referred to as good clinical practices (“GCP”), for conducting, recording and reporting the results of our preclinical development activities and our clinical trials, to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Additionally, both we and any third party contractor performing preclinical and clinical studies are subject to regulations governing the treatment of human and animal subjects in performing those studies. Our reliance on third parties that we do not control does not relieve us of those responsibilities and requirements. If those third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or clinical trials in accordance with regulatory requirements or stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Any of those circumstances would materially harm our business and prospects.

Any clinical trials that are planned or are conducted on our product candidates may not start or may fail.

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. While we believe that the first clinical trial for AC5 will be initiated during the fourth quarter of calendar year 2015 clinical trials that are planned or which commence for any of our product candidates could be delayed, limited or fail for a number of reasons, including if:

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

As demonstrated by the Project Agreement that we entered into with NUIG on May 28, 2015, we intend to collaborate with physicians, patient advocacy groups, foundations, government agencies, and/or other third parties to assist with the development of our product candidates. If required regulatory approvals are obtained for any of our product candidates, then we may consider entering into additional collaboration arrangements with medical technology, pharmaceutical or biotechnology companies and/or seek to establish strategic relationships with marketing partners for the development, sale, marketing and/or distribution of our products within or outside of the U.S. If we elect to expand our current relationship with NUIG and/or seek additional collaborators in the future but are unable to reach agreements with NUIG and/or such other collaborators, as applicable, then we may fail to meet our business objectives for the affected product or program. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts, if any, to establish and implement additional collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish may not be favorable to us, and the success of any such collaboration will depend heavily on the efforts and activities of our collaborators. Any failure to engage successful collaborators could cause delays in our product development and/or commercialization efforts, which could harm our financial condition and operational results.

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

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. One of our licensed MIT European patents has been opposed in an administrative hearing. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects.

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

We do not have exclusive rights to certain intellectual property as our patent portfolio includes certain patents that are jointly owned with our collaborators and others that have been in-licensed on a non-exclusive basis.

As of December 31, 2014, we jointly owned a small number of U.S. patents, U.S. patent applications and international (PCT) patent applications with certain of our collaborators. The rights of our collaborators to these patents, patent applications and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

Our patent portfolio, which covers self-assembling peptides and methods of use thereof, include 14 applications, one of which has been allowed and 13 of which are pending in a total of five jurisdictions. We have also entered into a license agreement with MIT pursuant to which we have been granted exclusive rights under one portfolio of patents and non-exclusive rights under another portfolio of patents. The portfolio exclusively licensed from MIT includes seven patents that have been either allowed, issued or granted and 15 applications that are pending in a total of 10 jurisdictions. The portfolio non-exclusively licensed from MIT includes 7 issued patents in three jurisdictions that expire between 2016 and 2027 (absent patent term extension), and three pending patent applications in four jurisdictions. Because a portion of our patent portfolio has been in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business prospects.

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

If we issue additional shares in the future, including issuances of shares upon exercise of the Series D Warrants, the 2014 Warrants or conversion of our Convertible Notes, our existing stockholders will be diluted.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2015 Private Placement Financing that concluded on July 2, 2015, we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share.

Similarly, between March 11, 2015 and through March 13, 2015, we entered into substantially similar Convertible Notes Subscription Agreements with each of the Convertible Notes Investors pursuant to which we issued Convertible Notes to the Convertible Notes Investors in the aggregate principal amount of $750,000. The Convertible Notes, which become due and payable on March 13, 2016, bear interest on the unpaid principal balance at a rate equal to eight percent (8.0%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum until either (a) converted into shares of our Common Stock; or (b) the outstanding principal and accrued interest on the Convertible Notes is paid in full by us. Interest on the Convertible Notes becomes due and payable upon their conversion or March 13, 2016 and may become due and payable upon the occurrence of an event of default under the Convertible Notes, as defined in the Convertible Notes. At any time prior to March 13, 2016, the holders of the Convertible Notes have the right to convert some or all of such Convertible Notes into the number of shares of our Common Stock determined by dividing (A) the aggregate sum of the (i) principal amount of the Convertible Note to be converted; and (ii) amount of any accrued but unpaid interest with respect to such portion of the Convertible Note to be converted; and (B) the conversion price then in effect, which was $0.20 per share on the date the Notes Offering closed. Assuming that the Convertible Notes are held to maturity and the accrued interest thereunder is converted, along with the outstanding principal, into shares of our Common Stock, a total of 4,050,000 shares may be issued upon the conversion of the Convertible Notes.

Upon the closing of the 2014 Private Placement Financing on February 4, 2014, we issued an aggregate of 11,400,000 shares of our Common Stock, which equaled approximately 16% of our currently issued and outstanding Common Stock on the date the 2014 Private Placement Financing closed. Upon the closing of the 2014 Private Placement Financing, we also issued three series of Warrants to acquire up to an additional 34,200,000 shares of our Common Stock at initial exercise prices ranging from $0.30 per share (the Series A Warrants), $0.35 per share (the Series B Warrants), and $0.40 per share (the Series C Warrants). On December 1, 2014, the Company entered into that certain Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock, dated as of December 1, 2014, with Cranshire Capital Master Fund, Ltd., pursuant to which, among other things, the exercise prices of the Series B Warrants and Series C Warrants were lowered to $0.20 per share. Following the December 1, 2014 amendment, 4,000,000 shares underlying the Series B Warrants were exercised, and the remaining 7,400,000 expired unexercised on January 3, 2015 when the term of the Series B Warrants expired. As a result of the conversion price of our Convertible Notes, the closing of the Notes Offering and the subsequent issuance of the Convertible Notes triggered the anti-dilution provisions of the Series A Warrants, which in turn reduced the exercise price of the Series A Warrants to $0.20 per share and increased the aggregate number of shares issuable under the Series A Warrants by 5,700,000 shares (or fifty-percent (50%)) from 11,400,000 shares to 17,100,000 shares. As of August 5, 2015, up to 3,950,000 shares may be acquired upon the exercise of the Series C Warrants and up to 14,950,000 shares may be acquired upon the exercise of the Series A Warrants.

Additionally, pursuant to the 2013 Plan, as of August 5, 2015, we were authorized to grant equity awards to our employees, directors and consultants for up to an aggregate of 12,583,006 shares (net of 231,250 options already exercised and 300,000 shares of restricted stock awarded) of our Common Stock (and such authorized amount may increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan), and in addition to the Series D Warrants granted in connection with the 2015 Private Placement Financing, the 2014 Warrants granted in connection with the 2014 Private Placement Financing and the Convertible Notes issued in the Notes Offering, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

In addition to capital raising activities, other possible business and financial uses for our authorized Common Stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of Common Stock, issuing shares of our Common Stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, compensating consultants by issuing shares or options to purchase shares of our Common Stock, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest. Additionally, shares of Common Stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. We cannot provide assurances that any issuances of Common Stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our Common Stock. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our Common Stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Future sales of our Common Stock or rights to purchase Common Stock, or the perception that such sales could occur, could cause our stock price to fall.

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” we will need to obtain additional financing prior to or during April 2016 to continue operations and fund our planned future operations. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Additional risks may exist because we completed a “reverse merger” transaction in June 2013. Securities analysts of major brokerage firms may not provide coverage of the Company because there may be little incentive to brokerage firms to recommend the purchase of our Common Stock. There may also be increased scrutiny by the SEC and other government agencies and holders of our securities due to the nature of the transaction, as there has been increased focus on transactions such as the Merger in recent years. Further, since the Company existed as a “shell company” under applicable rules of the SEC up until the closing of the Merger on June 26, 2013, there will be certain restrictions and limitations on the Company going forward relating to any potential future issuances of additional securities to raise funding and compliance with applicable SEC rules and regulations.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, and Dr. Avtar Dhillon, the Chairman of our Board of Directors, collectively hold or control approximately 20% of our outstanding shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

Item 6. Exhibits

Exhibit	Description

10.1*†	Project Agreement by and between Arch Therapeutics, Inc. and the National University of Ireland Galway dated May 28, 2015

10.2	Amendment to Series C Warrants to Purchase Common Stock dated May 30, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 1, 2015) (File Number 000-54986)

10.3*	Separation Agreement dated June 15, 2015 by and between Arch Therapeutics, Inc. and William M. Cotter

10.4	Amendment to Series A and Series C Warrants to Purchase Common Stock dated June 22, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 23, 2015) (File Number 000-54986)

10.5	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 6, 2015) (File Number 000-54986)

10.6	Form of Series D Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on July 6, 2015) (File Number 000-54986)

10.7	Registration Rights Agreement dated June 30, 2015, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on July 6, 2015) (File Number 000-54986)

10.8#	First Amendment to Executive Employment Agreement, dated July 27, 2015, by and between Arch Therapeutics, Inc. and Richard E. Davis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 31, 2015) (File Number 000-54986)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Confidential treatment has been requested for certain portions of the Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934. Such portions have been omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: August 7, 2015	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

