Form 10-K
period 2015-09-30
Arch Therapeutics, Inc.
filed 2015-12-11
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the average of the bid and asked price of such common equity, was approximately $10,000,000. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates.

As of December 10, 2015, 108,879,552 shares of the registrant’s common stock were outstanding.

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

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of common stock, par value $0.001 per share (“Common Stock”) and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. The Company believes that its current cash and cash equivalents on hand will only be sufficient to meet its anticipated cash requirements through May 2016. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, during or prior to May 2016 in order to continue to fund operations. However, there can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

Our Core Technology

Our primary product, AC5 Surgical Hemostatic Device™ (which we sometimes refer to as “AC5”or “AC5™”, “AC5 Surgical Hemostat” or “AC5 Surgical Hemostat™”), relies on our self-assembling peptide technology and is designed to achieve hemostasis in minimally invasive and open surgical procedures. We intend to develop other product candidates based on our technology platform for use in a range of indications. AC5 is a synthetic peptide comprising L amino acids, commonly referred to as naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. We believe that the results of early data from preclinical tests have shown quick and effective hemostasis with the use of AC5 relative to that reported with other types of hemostatic agents, and that time to hemostasis is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners”. Based on testing results to date, we believe that AC5 is biocompatible. AC5 is designed for application as a liquid, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 does not possess sticky or glue-like handling characteristics, which we believe will enhance its utility in several settings including, minimally invasive surgical procedures. Further, in certain settings, AC5 lends itself to a concept that we call Crystal Clear Surgery™; the transparency and physical properties of AC5 enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as it starts.

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

Preclinical Development

We are advancing through our planned preclinical program for AC5. We are focused on scale-up of selected manufacturing methods and formulation optimization while preparing for our first-in-human clinical trial. In parallel, we are conducting certain preclinical in vivo and in vitro tests, while additional preclinical testing will occur after completion of the manufacturing scale-up and formulation optimization steps. Self-assembling peptide manufacturing and formulation optimization are challenging, and any delays could negatively impact our anticipated clinical trial and subsequent commercialization timeline. In order to market and sell AC5 and other Arch planned products, successful human clinical trials, additional testing, and regulatory approvals and certifications will be required. A co-founding inventor of certain of our technology, Dr. Rutledge Ellis-Behnke, performed a significant portion of the early preclinical animal experimentation conducted on our technology. Some of the most significant findings from Dr. Ellis-Behnke’s studies have been published. Additionally, through collaboration with the National University of Ireland system, preclinical bench-top and animal studies have been performed in Dublin and Cork, Ireland. As a continuation of our commitment to our product development we recently entered into a collaboration agreement with National University of Ireland Galway (“NUIG”) in Galway, Ireland on May 28, 2015 (the “Project Agreement”). Pursuant to the Project Agreement, NUIG will provide, via the CÚRAM Centre for Research in Medical Devices (“CÚRAM”), a new major national research center headquartered at NUIG that was established in January 2015 as part of a six-year grant from the Irish government, personnel, infrastructure support and grant funding in connection with a research program intended to facilitate the continued development of AC5 (the “Project”). Under the terms of the Project Agreement, which has a term that will end upon the earlier of the completion of the Project or the sixth anniversary of the execution date of the Project Agreement, we may contribute up to a maximum of two hundred and fifty thousand euro (€250,000) to the Project per year, and NUIG will match such funds at a 2:1 ratio using funds allocated to NUIG by Science Foundation Ireland’s (“SFI”) Research Centres Programme. In addition, while NUIG will initially retain ownership of all intellectual property developed in connection with the Project (collectively, “Project IP”), any such Project IP that was either based on or derived from our existing intellectual property (“Derivative IP”) will be assigned back to us for a nominal fee. For any Project IP that does not constitute Derivative IP (“Non-Derivative IP”), we will have a right of first negotiation for an exclusive license to such Non-Derivative IP on customary terms for agreements of that nature including royalties on net sales in the low single-digits, in each case subject to a grant-back to NUIG for research and academic purposes. We have also engaged, on a fee for service basis, several private third party facilities in the United States and Europe to perform certain preclinical bench-top and animal studies, which are often conducted with assistance from our scientific team, and we continue to engage third parties for such services as needed and as appropriate.

In the preclinical animal tests conducted to date, AC5 has demonstrated rapid average time to hemostasis (“TTH”) when applied to a range of animal tissues. Certain studies have tested TTH when using AC5 during surgical procedures compared to TTH when using a control substance, a saline control substance, a control peptide, and a cautery control substance during those same procedures. The results of those tests have shown a TTH of approximately 10 – 30 seconds when AC5 was applied, compared to a TTH ranging from 80 to significantly more than 300 seconds when various control substances were applied, depending on the nature of the control substance and procedure performed. In several studies comparing AC5 to popular commercially available branded hemostatic agents (absorbable cellulose, flowable gelatin with and without thrombin, and fibrin) applied to stop the bleeding from full thickness penetrating wounds surgically created in rat livers, AC5 achieved hemostasis in significantly less than 30 seconds, whereas the control products took from 50% to over 400% longer than AC5 to achieve hemostasis.

Additionally, the preclinical tests that have been conducted to date provide evidence that AC5 can stop bleeding in models of liver bleeding in animals that had been treated with therapeutic amounts of anticoagulant and antiplatelet medications, commonly called “blood thinners.” In one preclinical study, an independent third-party research group obtained positive data assessing the use of AC5 in animals that had been treated with therapeutic doses of the antiplatelet medications Plavix® (clopidogrel) and aspirin, alone and in combination. The results of the study were consistent with data obtained from two prior preclinical studies, in which AC5 quickly stopped bleeding from surgical wounds created in rats following treatment with clinically relevant doses of the anticoagulant medication heparin. In these studies, the average TTH after AC5 was applied to bleeding liver wounds of animals that had been medicated with anticoagulants was comparable to the average TTH as measured in their non-anticoagulated counterparts. Similar results were obtained in independent third-party studies assessing the use of AC5 in patients on the anticoagulant heparin and in patients on the anti-platelet medication, ticagrelor (Brilinta® in the US, Brilique in Europe®.)

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

Our current and planned near-term activities are focused on manufacturing scale-up, formulation optimization, and other preclinical activities, and planning for clinical trial testing of AC5. We have submitted an application to a European regulatory authority to commence our first clinical trial of AC5, and we have received preliminary comments from such regulatory authority on our application. We have responded to those comments, and we expect to receive approval to proceed with our first clinical trial of AC5 during the fourth quarter of calendar year 2015. Accordingly, the company is maintaining its previously announced estimated timeframe to commence the first clinical trial of AC5™ in humans by the end of 2015.

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

Regulatory

Medical Device Classification

In February of 2015, we announced that The British Standards Institution (“BSI”), a Notified Body (which is a private commercial entity designated by the national government of a European Union (“EU”) member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements) in the EU, confirmed that AC5 fulfills the definition of a medical device within the EU and will be classified as such in consideration for CE mark designation. The FDA and other regulatory authorities or related bodies finally determine the classification of AC5, and we anticipate that they will rule similarly to BSI. We believe that our primary product candidate meets the criteria for a medical device. Generally, a product is a medical device if it requires neither metabolic nor chemical activity to achieve the desired effect. Furthermore, a medical device can achieve its desired effects without requiring a body (animal/human), whereas a drug or a biologic requires a body in order to operate. The AC5 mechanism of assembly into a barrier can occur outside of a body and is accordingly consistent with the medical device definition.

Medical devices in the EU and the U.S. are classified along a spectrum. Class III status, which is the higher-level classification for devices compared to Classes II and I, involves additional procedures and regulatory scrutiny of the product candidate to obtain approvals. AC5 could be regulated as either a Class III or a Class II medical device in these jurisdictions, depending upon the application, subject to the process for obtaining a CE mark in the EU and the premarketing authorization process in the U.S.

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

We have successfully completed biocompatibility studies for AC5 in order to commence our first in-human trial in Europe. Assuming successful trial results, we expect that we will pursue a CE mark, the required European approval to market and commercialize a medical device such as AC5, prior to pursuing approval by the U.S. FDA. In addition, we will continue biocompatibility tests for AC5, as necessary, for additional indications and/or classifications.

We expect that we will pursue approvals for use of AC5 as a hemostatic agent in surgical and dermatological settings, and we may also seek to obtain approvals for additional potential indications for use of the product, which we may pursue either opportunistically or once initial regulatory approval for the product is obtained.

Commercialization

Our long-term commercialization plan for at least some of our product candidates could entail entering into one or more collaboration agreements or strategic partnerships. Based on our current general approach and strategy of utilizing the expertise and resources of third party service providers and maintaining a relatively small internal team, we currently expect that we may pursue some degree of strategic collaborations or partnerships with third parties, which could include licensing arrangements, distribution and supply partnerships, engagement of external regulatory experts and/or marketing and sales teams, among other types of potential relationships. We presently believe that certain relationships could improve our ability to obtain regulatory approval for our product candidates and attain market acceptance for and profitable sales of those product candidates, and that our current and planned activities and milestones relating to AC5 are well-aligned with the needs of the market and potential partners and collaborators that may wish to enter or expand their presence in our target markets.

We envision the potential future customers in the marketplace for AC5 and any other hemostatic or sealant agent we may pursue will include surgeons and other doctors, government agencies such as the Department of Defense, hospital and operating room management and ambulance and other trauma specialists

Plan of Operations

Our long-term business plan includes the following goals:

•	conducting successful biocompatibility studies and, subsequently, clinical trials on AC5;

•	expanding and maintaining protection of our intellectual property portfolio;

•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 in the EU, the U.S., and other jurisdictions as we may determine;

•	developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding to support the milestones described previously and our operations generally;

•	work with our large scale manufacturing partners to scale up production of product compliant with cGMP, which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	complete clinical trial protocols and Clinical Investigational Plans with principal investigators for AC5 and submit applications to Ethics Committee and required authoritative agencies for initiation of our initial clinical trials;

•	commence and complete a human clinical trial(s) for AC5, the timeframe for which is dependent upon successful completion of certain manufacturing, regulatory, and biocompatibility activities;

•	continue to expand and enhance our financial and operational reporting and controls;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and

•	assess our self-assembling peptide platform in order to identify and select product candidates for advancement into development.

With respect to our goals relating to AC5, we currently project requiring at least $3,000,000 - $5,000,000 of additional expenditures to complete the clinical and regulatory milestones to obtain necessary regulatory approval in Europe. We further expect that obtaining regulatory approvals in the U.S., including conducting additional required clinical trials, would require at least an additional $7,000,000 - $9,000,000 in capital. In addition, we further expect to require additional funds for corporate and development programs. These estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur including, without limitation, those set forth under the heading “Risk Factors” in this filing. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently anticipate, as of the date of this filing, we believe that we will have sufficient cash to meet our anticipated requirements through May 2016. We could spend our financial resources much faster than we expect, in which case our current funds may not be sufficient to operate our business for the entire duration of that period.

We have no commitments for any future capital. As indicated above, we will require significant additional financing to fund our planned operations, including further research and development relating to AC5, seeking regulatory approval of that or any other product we may choose to develop, commercializing any product for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or business, and maintaining our intellectual property rights, pursuing new technologies and for financing the investor relations and incremental administrative costs associated with being a public corporation. We do not presently have, nor do we expect in the near future to have, revenue to fund our business from operations, and we will need to obtain all of our necessary funding from external sources for the foreseeable future. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

Since inception, we have funded our operations primarily through debt borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants, and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. The terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors. Further, newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from additional collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment-banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

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

In spite of the large size of the market for these products, many available hemostatic agents and sealants possess a combination of limitations, including slow onset of action, general unreliability, user-unfriendliness, and risk for adverse effects, such as healing problems, adhesion formation, infection and other safety concerns. Many of the deficiencies of currently available hemostatic agents and sealants are comparable to those of their earlier-generation counterparts, as revolutionary advances in underlying technologies have been elusive.

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

We anticipate that AC5 will meet these particular market demands, and we anticipate its use in minimally invasive or laparoscopic surgery as well as open surgery. While open surgery represents the more established market for hemostatic agents, the number of surgeries performed by minimally invasive techniques, including laparoscopic surgery, has been growing over the past two decades and is significant. Less invasive laparoscopic procedures produce shorter recovery times, faster discharges, less scarring, less pain and less need for pain medications. Many of the hemostasis products currently available do not possess certain features and handling characteristics required for use in a laparoscopic setting. For instance, many available products are difficult to use laparoscopically because they tend to be sticky, powdery, fabric-based or are otherwise difficult to control and/or insert into the small tubes used during many laparoscopic procedures. We believe that the novel features and differentiating characteristics of AC5 will make it more suitable for laparoscopic surgeries than many or most presently available alternatives.

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

Participants in the hemostatic and sealant market currently include large companies, such as Johnson & Johnson and its affiliated companies, Covidien plc and Baxter Healthcare Corporation, as well as various smaller companies such as The Medicines Company and a range of wound care companies.

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

Potential Disadvantages of AC5 Compared to the Competition

Some potential disadvantages of AC5 compared to the hemostatic agents currently on the market with which we would expect AC5 to compete if it obtains required regulatory approvals are as follows:

•	The favorable handling characteristics of AC5 are the result of its non-sticky and non-glue-like nature. However, if a surgeon or healthcare provider requires a product to adhere tissues together, or provide similar glue-like action, then AC5 in its current form would not achieve that effect.

•	While we project that AC5 will be relatively economical to manufacture at scale, it may not be able to compete from a price perspective with inexpensive means to stop bleeding, such as application of pressure or use of bandages or other inexpensive hemostatic agents.

•	We have not completed preclinical and clinical human trials required to commercialize AC5, whereas the competition has done so where required for their marketed products. Accordingly, the safety and efficacy of AC5 still remains to be demonstrated to and accepted by required regulatory agencies prior to commercialization.

Research and Development Expenditures

Our research and development expenses to date have primarily included labor and third party consulting costs to develop our core technology and AC5. Research and development expense during the year ended September 30, 2015 was $1,760,037, an increase of $282,558 compared to $1,477,479 for the year ended September 30, 2014. We expect our research and development activities and expenses to increase significantly as we execute on our business plan and pursue clinical trials

Regulation by the FDA and Similar Foreign Agencies

Our research, development and clinical programs, as well as our manufacturing and marketing operations that may be performed by us or third party service providers on our behalf, are subject to extensive regulation in the U.S. and other countries. Most notably, we believe that AC5 will be subject to regulation as a medical device under the U.S. Food, Drug and Cosmetic Act (the “FDCA”) as implemented and enforced by the FDA and equivalent regulations enforced by foreign agencies in any other countries in which we desire to pursue commercialization. The FDA and its foreign counterparts generally govern the following activities that we do or will perform or that will be performed on our behalf, as well as potentially additional activities, to ensure that products we may manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

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

Pre-Marketing Regulation by the U.S. FDA

Medical Device Classification

As described previously, we expect that AC5 will be classified as a medical device because its primary desired activity does not depend on metabolic or chemical activity in a body. The FDA classifies medical devices into one of the following three classes on the basis of the amount of risk associated with the medical device and the controls deemed necessary to reasonably ensure their safety and effectiveness:

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

Class III devices are those that are deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or that have a new intended use or use advanced technology that is not substantially equivalent to that of a legally marketed device. As a result of the intended use of AC5 and the novel technology on which is it based, we anticipate that the FDA will classify it as a Class III or a Class II medical device.

As described previously, AC5 fulfills the definition of a medical device in Europe. We anticipate that the FDA will rule similarly. We further anticipate that AC5 could be regulated as either a Class III or a Class II medical device in these jurisdictions, depending upon the application.

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

Prior to conducting a clinical trial, we also would be required to enroll a sufficient number of patients to conduct the trial and obtain each patient’s informed consent in a form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. Many factors could lead to delays or inefficiencies in conducting clinical trials, some of which are discussed under the heading “Risk Factors” in this Form 10-K. Further, we, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to the subjects of the trial outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S.

We have not commenced any human clinical trials. We have commenced certain biocompatibility studies, described previously under the heading “Development and Commercialization Strategy—Regulatory—Biocompatibility Tests and Clinical Trials”, that are typically completed prior to commencing clinical trials. We will require significant additional funding and preparation before we are able to initiate the first clinical trial for AC5 in the U.S. and in order to complete all required trials to obtain marketing approval in the U.S.

Pre-Marketing Regulation in the EU

Medical Device Classification

Similar to the U.S., the EU recognizes different classes of medical devices. The EU recognizes Class I, Class IIa, Class IIb, or Class III medical devices, with the classification determination depending on the amount of potential risk to the patient associated with use of the medical device. Classification involves rules found in the EU’s Medical Device Directive. Key questions of relevance include the degree of the device’s contact with the patient, invasiveness, active nature, and indications for use. The medical device classes recognized in the EU are as follows:

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

In February of 2015, we announced that the BSI confirmed that AC5 fulfills the definition of a medical device within the EU and will be classified as such in consideration for CE mark designation. We anticipate that AC5 could be regulated as either a Class III or a Class II medical device in these jurisdictions, depending upon the application.

CE Mark Approval Process

The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Each EU member state has implemented legislation applying these directives and standards at a national level. Many countries outside of the EU have also voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices.

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

Clinical Trials

As with U.S. Class III and certain Class II medical device approvals, EU Class III and certain Class II medical device approvals require the successful completion of human clinical trials. However, there are several key differences between the jurisdictions with respect to the approvals and processes. Obtaining a CE mark is not equivalent to obtaining FDA approval, in that a CE mark confirms the safety, but not the effectiveness, of a product. Furthermore, a CE mark affixed to a product serves as a declaration by the responsible party that the product conforms to applicable provisions and that relevant conformity assessment procedures have been completed with respect to the product. Accordingly, we anticipate that the required EU clinical trial(s) for AC5 will be smaller, faster, and less expensive than what we expect would be required for AC5 to obtain equivalent approvals in the U.S.

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

Other Governmental Regulations and Environmental Matters

We are or may become subject to various laws and regulations regarding laboratory practices and the use of animals in testing, as well as environmental laws and regulations governing, among other things, any use and disposal by us of hazardous or potentially hazardous substances in connection with our research. At this time, costs attributable to environmental compliance are not material. In each of these areas, applicable U.S. and foreign government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on our business. Additionally, if we are able to successfully obtain approvals for and commercialize our product candidates, then the Company and our products may become subject to various federal, state and local laws targeting fraud, abuse, privacy and security in the healthcare industry.

Intellectual Property

We are focused on the development of self-assembling compositions, particularly self-assembling peptide compositions, and methods of making and using such compositions in medical and non-medical applications. Suitable applications of these compositions include limiting or preventing the movement of bodily fluids and contaminants within or on the human body, preventing adhesions, treatment of leaky or damaged tight junctions, and reinforcement of weak or damaged vessels, such as aneurysms. Our strategy to date has been to develop an intellectual property portfolio in high-value jurisdictions that tend to uphold intellectual property rights.

Our patent portfolio, which covers self-assembling peptides and methods of use thereof, includes one granted patent, 13 pending applications in five jurisdictions, and one PCT Application that has yet to enter the National phase.

We have also entered into a license agreement with MIT pursuant to which we have been granted exclusive rights under one portfolio of patents and non-exclusive rights under another portfolio of patents. The portfolio exclusively licensed from MIT includes eight patents that have been either allowed, issued or granted and 13 applications that are pending in eight jurisdictions. The portfolio non-exclusively licensed from MIT includes a number of PCT applications which have now entered the national and regional phases outside of the US, including 7 issued patents in three jurisdictions that expire between 2016 and 2027 (absent patent term extension), and three pending patent applications in four jurisdictions. Because a portion of our patent portfolio has been in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business. In addition, one of our licensed MIT European patents has been opposed in an administrative hearing.

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

Our trademarks include AC5 Surgical Hemostatic Device™, AC5 Surgical Hemostat™, AC5™, Crystal Clear Surgery™, NanoDrape™ and NanoBioBarrier™.

Employees

We presently have four full-time employees and one part-time employee, and make extensive use of third party contractors, consultants, and advisors to perform many of our present activities. We expect to increase the number of our employees as we increase our operations.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require significant additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. Moreover, our cash position is vastly inadequate to support our business plans and substantial additional funding will be needed in order to pursue those plans, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements through May 2016.

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

Based on our current operating expenses and working capital requirements, we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements through May 2016. In addition to the funds raised from our previous equity and convertible debt financings and borrowings under the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) that we entered into with the Massachusetts Life Sciences Center (“MLSC”), we will need to obtain additional financing on or prior to May 2016 to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities, particularly as we commence preclinical and clinical development for our lead product candidate, AC5. In particular, we currently estimate that we will require up to $10,000,000 to $14,000,000 and potentially more in additional capital to obtain regulatory approval of AC5 in the U.S. and Europe. Our future capital requirements will depend on many factors, including:

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

On the Closing of our convertible notes offering on March 13, 2015, we issued to three investors our unsecured 2016 8% Convertible Notes (the “Convertible Notes”, and such transaction, the “Notes Offering”), each in the principal amount of $250,000. Unless converted on or prior to March 13, 2016 into shares of our Common Stock, we will be obligated to repay the remaining principal outstanding on the Convertible Notes on that date as well as interest incurred in connection with such principal, which we may not have or be able to obtain; provided, however, that in the event that the repayment of the indebtedness accrued under the Convertible Notes is not permitted under the subordination agreements that each Convertible Notes Investor entered into with MLSC on September 8, 2015 (the “Subordination Agreements”), (1) the term of the Convertible Notes and the holders’ rights to convert such Convertible Notes into shares of Common Stock will automatically be extended until repayment is permitted under the Subordination Agreements; and (2) interest will continue to accrue at a rate equal to eight percent (8.0%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum.

On September 30, 2013, we entered into the MLSC Loan Agreement with MLSC pursuant to which MLSC has provided us an unsecured subordinated loan in principal amount of $1,000,000 (such loan, the “MLSC Loan”). The MLSC Loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018; (ii) the occurrence of an event of default under the MLSC Loan Agreement; or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period. We will need substantial amounts of cash in order to repay the principal and interest owed under MLSC Loan, as it becomes due, which we may not have or be able to obtain. Any failure to make payments as required under the MLSC Loan Agreement would constitute an event of default, and could result in, among other things, MLSC’s acceleration of all amounts due thereunder.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As disclosed in Item 9A of Part II of our Annual Report filed December 11, 2015, management has identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2015. A material weakness in internal control over financial reporting is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded in our latest annual assessment that our internal control over financial reporting was not effective as of September 30, 2015, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

During the quarter ended September 30, 2014, we took steps to remediate certain material weaknesses we had identified in our internal control over financial reporting. On July 7, 2014, we hired a new Chief Financial Officer who serves on a full-time basis. He has, working with the CEO and the Board of Directors, implemented increased segregation of responsibilities, improved policies and procedures relating to purchases of materials and supplies, and developed increased checks and balances as they relate to financial reporting and control policies and procedures. If our remedial measures are insufficient to address the material weaknesses we have identified, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, there may be an increased likelihood that our consolidated financial statements contain material misstatements. A restatement of our financial results could result in substantial costs to us for accounting and legal fees and could lead to litigation against us. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we would be unable to conclude that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, and the market price of our stock could decline significantly. Moreover, our reputation with lenders, investors, securities analysts and others may be adversely affected.

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

The development plan for our lead product candidate is based on our anticipation of pursuing the medical device regulatory pathway, and in February 2015 we received confirmation from The British Standards Institution (“BSI”), a Notified Body (which is a private commercial entity designated by the national government of an European Union (“EU”) member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements) in the EU, that AC5 fulfills the definition of a medical device within the EU and will be classified as such in consideration for CE mark designation. However, the FDA and other applicable foreign agencies, including European Competent Authorities, will have authority to finally determine the regulatory route for our product candidates in their jurisdictions. If the FDA or similar foreign agencies or intermediaries deem our product to be a member of a category other than a medical device, such as a drug or biologic, or impose additional requirements on our pre-clinical and clinical development than we presently anticipate, financing needs would increase, the timeline for product approval would lengthen, the program complexity and resource requirements world increase, and the probability of successfully commercializing a product would decrease. Any or all of those circumstances would materially adversely affect our business.

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

Our patent portfolio, which covers self-assembling peptides and methods of use thereof, includes one granted patent, 13 pending applications in five jurisdictions, and one PCT application that has yet to enter the National Phase. We have also entered into a license agreement with MIT pursuant to which we have been granted exclusive rights under one portfolio of patents and non-exclusive rights under another portfolio of patents. The portfolio exclusively licensed from MIT includes eight patents that have been either allowed, issued or granted and 13 applications that are pending in a total of eight jurisdictions. The portfolio non-exclusively licensed from MIT includes a number of PCT applications which have now entered the national and regional phases outside of the US, including 7 issued patents in three jurisdictions that expire between 2016 and 2027 (absent patent term extension), and three pending patent applications in four jurisdictions. Because a portion of our patent portfolio has been in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business prospects

If we lose certain intellectual property rights owned by third parties and licensed to us, our business could be materially harmed.

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

We do not now meet the initial listing standards of the Nasdaq Stock Market or any other national securities exchange. We presently anticipate that our Common Stock will continue to be quoted on the OTCQB or another over-the-counter quotation system. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our Common Stock, and may find few buyers to purchase their stock and few market makers to support its price.

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

Similarly, between March 11, 2015 and through March 13, 2015, we entered into substantially similar Convertible Notes Subscription Agreements with each of the Convertible Notes Investors pursuant to which we issued Convertible Notes to the Convertible Notes Investors in the aggregate principal amount of $750,000. The Convertible Notes bear interest on the unpaid principal balance at a rate equal to eight percent (8.0%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum until either (a) converted into shares of our Common Stock; or (b) the outstanding principal and accrued interest on the Convertible Notes is paid in full by us. At any time prior to March 13, 2016, the holders of the Convertible Notes have the right to convert some or all of such Convertible Notes into the number of shares of our Common Stock determined by dividing (A) the aggregate sum of the (i) principal amount of the Convertible Note to be converted; and (ii) amount of any accrued but unpaid interest with respect to such portion of the Convertible Note to be converted; and (B) the conversion price then in effect, which was $0.20 per share on the date the Notes Offering closed. Interest on the Convertible Notes becomes due and payable upon their conversion or their maturity date, March 13, 2016, and may become due and payable upon the occurrence of an event of default under the Convertible Notes, as defined in the Convertible Notes; provided, however, that in the event that the repayment of the indebtedness accrued under the Convertible Notes is not permitted under the Subordination Agreements, (1) the term of the Convertible Notes and the holders’ rights to convert such Convertible Notes into shares of Common Stock will automatically be extended until repayment is permitted under the Subordination Agreements; and (2) interest will continue to accrue at a rate equal to eight percent (8.0%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum. Assuming that the remaining principal outstanding under the Convertible Notes as of December 10, 2015 and the interest accrued thereunder is converted into shares of our Common Stock on March 13, 2016, a total of 1,892,332 shares may be issued upon the conversion of the Convertible Notes.

Upon the closing of the 2014 Private Placement Financing on February 4, 2014, we issued an aggregate of 11,400,000 shares of our Common Stock, which equaled approximately 16% of our currently issued and outstanding Common Stock on the date the 2014 Private Placement Financing closed. Upon the closing of the 2014 Private Placement Financing, we also issued three series of Warrants to acquire up to an additional 34,200,000 shares of our Common Stock at initial exercise prices ranging from $0.30 per share (the Series A Warrants), $0.35 per share (the Series B Warrants), and $0.40 per share (the Series C Warrants). On December 1, 2014, the Company entered into that certain Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock, dated as of December 1, 2014, with Cranshire Capital Master Fund, Ltd. (“Cranshire”) pursuant to which, among other things, the exercise prices of the Series B Warrants and Series C Warrants were lowered to $0.20 per share. Following the December 1, 2014 amendment, 4,000,000 shares underlying the Series B Warrants were exercised, and the remaining 7,400,000 expired unexercised on January 3, 2015 when the term of the Series B Warrants expired. As a result of the conversion price of our Convertible Notes, the closing of the Notes Offering and the subsequent issuance of the Convertible Notes triggered the anti-dilution provisions of the Series A Warrants, which in turn reduced the exercise price of the Series A Warrants to $0.20 per share and increased the aggregate number of shares issuable under the Series A Warrants by 5,700,000 shares (or fifty-percent (50%)) from 11,400,000 shares to 17,100,000 shares. As of December 10, 2015, up to 3,400,000 shares may be acquired upon the exercise of the Series C Warrants and up to 9,350,000 shares may be acquired upon the exercise of the Series A Warrants.

Additionally, pursuant to the 2013 Plan, as of December 10, 2015, we were authorized to grant equity awards to our employees, directors and consultants for up to an aggregate of 15,120,708 shares (net of 1,256,250 options already exercised and 300,000 shares of restricted stock awarded) of our Common Stock (and such authorized amount may increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan), and in addition to the Series D Warrants granted in connection with the 2015 Private Placement Financing, the 2014 Warrants granted in connection with the 2014 Private Placement Financing and the Convertible Notes issued in the Notes Offering, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

In addition to capital raising activities, other possible business and financial uses for our authorized Common Stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of Common Stock, issuing shares of our Common Stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, compensating consultants by issuing shares or options to purchase shares of our Common Stock, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest. By way of example, on August 6, 2015, we issued an aggregate of 600,000 shares of restricted stock in connection with our entrance into separate consulting agreements with two investor relations firms, Excelsior Global Advisors LLC and Acorn Management Partners, LLC, in each case in consideration of the services to be provided under and in accordance with the terms of each consulting agreement. Additionally, shares of Common Stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. We cannot provide assurances that any issuances of Common Stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our Common Stock. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our Common Stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Future sales of our Common Stock or rights to purchase Common Stock, or the perception that such sales could occur, could cause our stock price to fall.

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” we will need to obtain additional financing prior to or during May 2016 to continue operations and fund our planned future operations. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of December 10, 2015, Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, Dr. Avtar Dhillon, the Chairman of our Board of Directors, and James R. Sulat, a director, beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 20% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

We do not own any real property. In October 2013, we entered into a one and one-half year operating sublease agreement pursuant to which we leased the office space of our relocated headquarters in Wellesley, Massachusetts for a base annual rent equal to $5,031 per month. In April 2015, we moved our corporate offices to a property in Framingham, Massachusetts. We entered into a month-to-month operating lease agreement, pursuant to which we are obligated to pay monthly rent of $2,000, with a minimum six month commitment. We believe our present offices are suitable for our current and planned near-term operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the OTCQB over-the-counter quotation system. Our Common Stock began quotation on the OTCBB and the OTCQB on June 27, 2013 and since that date has been primarily traded on the OTCQB. There was no trading of our Common Stock on the OTCBB, OTCQB or any other over-the-counter market prior to January 2, 2013. Although our Common Stock is currently quoted on the OTCQB, there is a limited trading market for our Common Stock and there have been few trades in our Common Stock to date. Because our Common Stock is thinly traded, any reported sale prices may not be a true market-based valuation of our Common Stock.

The table below sets forth reported high and low closing bid quotations for our Common Stock for the fiscal quarters indicated as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ending September 30, 2014
First Quarter ended December 31, 2013	$0.32	$0.16
Second Quarter ended March 31, 2014	$0.44	$0.29
Third Quarter ended June 30, 2014	$0.34	$0.20
Fourth Quarter ended September 30, 2014	$0.22	$0.16

Fiscal Year Ending September 30, 2015
First Quarter ended December 31, 2014	$0.25	$0.16
Second Quarter ended March 31, 2015	$0.24	$0.18
Third Quarter ended June 30, 2015	$0.26	$0.18
Fourth Quarter ended September 30, 2015	$0.37	$0.23

As of December 10, 2015, there were approximately 100 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. In addition, under the terms of the MLSC Loan Agreement, we must obtain MLSC’s prior consent before declaring or paying any dividends during the term of the MLSC Loan Agreement

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. This discussion and analysis contains forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “will,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options, warrants and convertible notes; anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit Arch’s ability to raise capital on terms favorable to the Company and its current stockholders; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired regulatory approvals in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified under the caption “Risk Factors” in this Form 10-K and in the documents Arch has filed, or will file with the SEC. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-K to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. For the year ended September 30, 2015, we have a net loss of $2,947,526 versus a net loss of $8,142,823 in the comparable period in the prior year. We devote a significant amount of our efforts towards fundraising and product research. The loss for the year ended September 30, 2015 is attributable to increased general and administrative costs, primarily relating to legal costs associated with intellectual property, patent application and prosecution costs, and general corporate legal expenses and increased research and development expenses all of which were partially offset by adjustments to the derivative liabilities. The loss for the year ended September 30, 2014 is primarily attributable to the $7,541,693 expense we recorded upon the issuance of the 2014 Warrants associated with the 2014 Private Placement Financing. Cash used in operating activities increased $890,884 during the year ended September 30, 2015 to $4,239,386, compared to $3,348,502 for the year ended September 30, 2014. Cash at September 30, 2015 increased by $3,126,580 to $3,960,100 compared to $833,520 for the year ended September 30, 2014.

Business Overview

We are a life science medical device company in the development stage with limited operations to date. We aim to develop products that make surgery and interventional care faster and safer by using a novel approach to stop bleeding (referenced as “hemostatic” or “hemostasis”), control leaking (referenced as “sealant” or “sealing”), and provide other advantages during surgery and trauma care. Our core technology is based on a self-assembling peptide that creates a physical, mechanical barrier, which could be applied to seal organs or wounds that are leaking blood and other fluids. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our lead product candidate, the AC5 Surgical Hemostatic Device™ (which we sometimes refer to as “AC5™ ”), is designed to achieve hemostasis in minimally invasive and open surgical procedures, and we hope to develop other hemostatic or sealant product candidates in the future based on our self-assembling peptide technology platform. Our plan and business model is to develop products that apply that core technology to use with human bodily fluids and connective tissues.

AC5 is designed to be a biocompatible synthetic peptide comprising naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical structure that provides a barrier to leaking substances, such as blood. AC5 is designed for direct application as a liquid, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 is not sticky or glue-like, which we believe will enhance its utility in the setting of minimally invasive and laparoscopic surgeries. Further, AC5 is transparent, which should make it easier for surgeons or other healthcare providers to maintain a clear field of vision during a surgical procedure and prophylactically stop bleeding as it starts, which we call Crystal Clear Surgery™.

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

Our long-term business plan includes the following goals:

•	conducting successful biocompatibility studies and, subsequently, clinical trials on AC5;

•	expanding, maintaining and protecting of our intellectual property portfolio;

•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 in the EU, the U.S., and other jurisdictions as we may determine;

•	developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding to support the milestones described above and our operations generally;

•	work with our large scale manufacturing partners to continue to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	complete clinical trial protocols and Clinical Investigational Plans with principal investigators for AC5 and submit applications to Ethics Committee and required authoritative agencies for initiation of our initial clinical trials;

•	commence and complete a human clinical trial(s) for AC5, the timeframe for which is dependent upon successful completion of certain manufacturing, regulatory, and biocompatibility activities;

•	continue to expand and enhance our financial and operational reporting and controls;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and

•	assess our self-assembling peptide platform in order to identify and select product candidates for advancement into development.

With respect to our goals relating to AC5, we currently project requiring at least $3,000,000 - $5,000,000 of additional expenditures to complete the clinical and regulatory milestones to obtain necessary regulatory approval in Europe. We further expect that obtaining regulatory approvals in the U.S., including conducting additional required clinical trials, would require at least an additional $7,000,000 - $9,000,000 in capital. In addition, we further expect to require additional funds for corporate and development programs. These estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “Risk Factors” in this filing.

Merger with ABS and Related Activities

As noted earlier in this document, on June 26, 2013, the Company completed the Merger with ABS, pursuant to which ABS became a wholly owned subsidiary of the Company. In contemplation of the Merger, effective May 24, 2013, the Company increased its authorized common stock, par value $0.001 per share (“Common Stock”), from 75,000,000 shares to 300,000,000 shares and effected a forward stock split, by way of a stock dividend, of its issued and outstanding shares of Common Stock at a ratio of 11 shares to each one issued and outstanding share. Also in contemplation of the Merger, effective June 5, 2013, the Company changed its name from Almah, Inc. to Arch Therapeutics, Inc. and changed the ticker symbol under which its Common Stock trades on the OTC Bulletin Board from “AACH” to “ARTH”.

Recent Developments

Effective December 1, 2014, the Company entered into an agreement to amend certain provisions of the Series A, Series B and Series C Warrants (collectively, the “2014 Warrants”) issued by the Company in February 2014 (the “December 2014 Amendment”) that it issued in connection with the securities purchase agreement that it entered into on January 31, 2014 (the “Securities Purchase Agreement”). Under the terms of the December 2014 Amendment, the 2014 Warrants were amended to (i) reduce the exercise price of the Series B Warrants from $0.35 to $0.20, (ii) reduce the exercise price of the Series C Warrants from $0.40 to $0.20, and (iii) clarify that each Series of 2014 Warrants may be amended without having to amend all three series of 2014 Warrants. The number of shares of the Company’s Common Stock that may be purchased from the Company upon exercise of each 2014 Warrant remained unchanged.

Prior to their expiration on January 3, 2015, certain holders of the 2014 Warrants exercised portions of their Series B Warrants, resulting in an aggregate issuance of 4,000,000 shares of the Company’s Common Stock and gross proceeds to the Company from that exercise of $800,000. All remaining Series B Warrants expired on January 2, 2015.

On March 13, 2015, the Company issued unsecured 8% Convertible Notes (the “Notes”) in the aggregate principal amount of $750,000 in a private placement. The principal and all accrued and unpaid interest on the Notes shall mature and, subject to the terms of the Subordination Agreements (as defined below), become payable on March 13, 2016. In the event that the repayment of the indebtedness accrued under the Notes is not permitted under the subordination agreements that each holder entered into with MLSC on September 8, 2015 (the “Subordination Agreements”), (1) the term of the Notes and the holders’ rights to convert such Notes into shares of Common Stock will automatically be extended until repayment is permitted under the Subordination Agreements; and (2) interest will continue to accrue at a rate equal to eight percent (8.0%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum. The Subordination Agreements expressly permit the holders of the Notes to convert such notes into shares of Common Stock, and the Notes (and all interest accrued thereunder) are currently convertible into Common Stock at a conversion price of $0.20 per share.

During the year ended September 30, 2015, $145,000 of principal under the Notes and $6,173 of interest were converted into 755,865 shares of the Company’s Common Stock. Assuming that the remaining principal outstanding under the Notes as of September 30, 2015 and the interest accrued thereunder is converted into shares of our Common Stock on March 13, 2016, a total of 3,271,032 shares may be issued upon the conversion of the Notes. Since September 30, 2015, an additional $230,000 of principal under the Notes and $11,009 in interest were converted into 1,205,042 shares of Common Stock. Assuming that the remaining principal outstanding under the Notes as of December 10, 2015 and the interest accrued thereunder is converted into shares of our Common Stock on March 13, 2016, a total of 1,892,332 shares may be issued upon the conversion of the Notes.

The Company’s issuance of the Notes triggered the anti-dilution provisions of the Series A Warrants and, as a result, the exercise price of the Series A Warrants was reduced to $0.20 per share and the aggregate number of shares issuable under the Series A Warrants increased by 5,700,000 shares from 11,400,000 shares to 17,100,000 shares. In addition, pursuant to separate amendments entered into between the Company and Cranshire Capital Master Fund, Ltd. (“Cranshire”) on March 13, 2015, and May 30, 2015, respectively the expiration date of the Series C Warrants was extended to June 2, 2015, and July 2, 2015, respectively.

On June 22, 2015, the Company entered into the Amendment to Series A Warrants and Series C Warrants to Purchase Common Stock (the “June 2015 Amendment”) with Cranshire to (i) delete the full ratchet anti-dilution provisions set forth in the Series A Warrants and Series C Warrants and (ii) extend the expiration date of the Series C Warrants from 5:00 p.m., New York time, on July 2, 2015 to 5:00 p.m., New York time, on July 2, 2016. In consideration of Cranshire’s entrance into the June 2015 Amendment (and for no additional consideration), the Company agreed to issue to the holders of the 2014 Warrants up to 570,000 shares of Company’s Common Stock subject to the delivery by each such holder of an investor certificate to the Company (such shares of Common Stock, the “Inducement Shares”).

During the year ended September 30, 2015, certain holders of the Series C Warrants exercised a portion of their warrants on a cash basis for an aggregate issuance of 8,000,000 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $1,600,000. Also during the year ended September 30, 2015, certain holders of the Series A Warrants exercised a portion of their warrants on a cash basis for an aggregate issuance of 6,000,000 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $1,200,000 and exercised 1,750,000 of their warrants on a cashless basis for an aggregate issuance of 686,801 shares of Common Stock.

Beginning June 22, 2015 and through June 30, 2015, the Company entered into a series of substantially similar subscription agreements (each a “Subscription Agreement”) with 20 accredited investors (collectively, the “2015 Investors”) providing for the issuance and sale by the Company to the 2015 Investors, in a private placement, of an aggregate of 14,390,754 Units at a purchase price of $0.22 per Unit (the “2015 Private Placement Financing”). Each Unit consisted of a share of the Company’s Common Stock and a Series D Warrant to purchase a share of Common Stock at an exercise price of $0.25 per share at any time prior to the fifth anniversary of the issuance date of the Series D Warrant (the “Warrants,” and the shares issuable upon exercise of the Series D Warrants, collectively, the “2015 Warrant Shares”). The aggregate gross proceeds raised by the Company in the 2015 Private Placement Financing totaled approximately $3,200,000.

As part of 2015 Private Placement Financing, the Company conducted an initial closing (the “Initial Closing”) pursuant to which it sold, and 19 of the 2015 Investors (the “Initial Investors”) purchased 13,936,367 Units at an aggregate purchase price of $3,066,000. On July 2, 2015, the Company conducted a second closing (the “Second Closing”, and together with the Initial Closing, the “Closings”) pursuant to which it sold, and 1 of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of approximately $100,000.

On May 28, 2015, the Company executed a collaboration agreement with the National University of Ireland Galway (“NUIG”) in Galway, Ireland, which will be implemented through the CÚRAM Centre for Research in Medical Devices, a new center of excellence for research based in Galway, Ireland that aims to radically improve health outcomes for patients by developing and collaborating on the development of “smart” medical devices. As part of the collaboration agreement, Arch and CÚRAM intend to deploy resources in Ireland to advance Arch’s technology, ranging from early stage research to late stage development. Under Arch oversight and guidance, personnel from Arch and CÚRAM will work closely together on diverse pipeline projects, including new potential indications and products as well as human clinical trial planning. In addition to receiving infrastructure support, for each €1 up to an annual maximum of €250,000 that Arch contributes to its own R&D activities within CÚRAM, CÚRAM will contribute €2 up to an annual maximum of €500,000 to those same activities, made possible by its grant funding from Science Foundation Ireland (SFI).

.

Results of Operations

The following discussion of our results of operations should be read together with the financial statements included in this Annual Report and the notes thereto. Our historical results of operations and the period-to-period comparisons of our results of operations that follow are not necessarily indicative of future results.

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

	September 30,	September 30,	Increase
	2015	2014	(Decrease)
Revenue	$-	$-	$-
Operating Expenses
General and Administrative	3,700,477	3,134,285	566,192
Research and Development	1,760,037	1,477,479	282,558
Loss from Operations	5,460,514	4,611,764	848,750
Other Income (Expense)	2,512,988	(3,531,059)	6,044,047
Net Loss	$2,947,526	$8,142,823	$5,195,297

Revenue

We did not generate any revenue in either of the years ended September 30, 2015 or 2014.

General and Administrative Expense

General and administrative expenses during the fiscal year ended September 30, 2015 were $3,700,477, an increase of $566,192 compared to $3,134,285 for the fiscal year ended September 30, 2014. The increase in general and administrative expense is primarily attributable to increased legal costs associated with intellectual property, patent application and prosecution costs, and general corporate legal expenses. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s fundraising efforts.

Research and Development Expense

Research and development expense during the fiscal year ended September 30, 2015 was $1,760,037, an increase of $282,558 compared to $1,477,479 for the fiscal year ended September 30, 2014. The increase in research and development expense is primarily attributable to an increase in expenses associated with pre-clinical development expenses and manufacturing and quality management system consulting and advisory related expenses. Research and development expenses are expected to increase as a result of our plans to commence clinical studies and establish our ISO certification and move forward with the CE Mark approval process. We have submitted an application to a European regulatory authority to commence our first clinical trial of AC5, and we have received preliminary comments from such regulatory authority on our application. We have responded to those comments, and we expect to receive approval to proceed with our first clinical trial of AC5 during the fourth quarter of calendar year 2015.

Other Income/(Expense)

Other income during the year ended September 30, 2015 was $2,512,988, an increase of $6,044,047 compared to total other expense of $3,531,059 for the year ended September 30, 2014. The increase in other income was the result of the change in derivative liabilities partially offset by an increase in interest expense.

Liquidity and Capital Resources

Working Capital

At September 30, 2015, we had total current assets of $4,003,019 (including cash and cash equivalents of $3,960,100) and working capital of $2,716,941. Our working capital as of September 30, 2015 and September 30, 2014 is summarized as follows:

	September 30,	September 30,
	2015	2014
Total Current Assets	$4,003,019	$876,990
Total Current Liabilities	1,286,078	2,723,667
Working Capital	$2,716,941	$(1,846,677)

Total current assets as of September 30, 2015 were $4,003,019, an increase of $3,126,029 compared to $876,990 as of September 30, 2014. The increase in current assets is primarily attributable to the financings conducted by the Company during this fiscal year, in combination with the conversion of a portion of the 2014 Warrants, as previously described in this document. This was partially offset by an increase in general and administrative expense resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of September 30, 2015 and September 30, 2014 were comprised primarily of cash and cash equivalents, prepaid expenses and other current assets.

Total current liabilities as of September 30, 2015 were $1,286,078, a decrease of $1,437,589 compared to $2,723,667 as of September 30, 2014. The decrease is primarily due to the decrease in the current derivative liabilities partially offset by the Notes, net of unamortized discount. Our total current liabilities as of September 30, 2015 and September 30, 2014 were comprised primarily of the current portion of the derivative liability, the Notes, accounts payable and accrued expenses.

Cash Flow

	September 30,	September 30,
	2015	2014
Cash Used in Operating Activities	$(4,239,386)	$(3,348,502)
Cash Used in Investing Activities	-	-
Cash Provided by Financing Activities	7,365,966	3,624,703
Net increase in cash and cash equivalents	$3,126,580	$276,201

Cash Used in Operating Activities

Cash used in operating activities increased $890,884 during the year ended September 30, 2015 to $4,239,386, compared to $3,348,502 during the year ended September 30, 2014. The increase was primarily due to an increase in general and administrative expense attributable to increased costs associated with legal and accounting fees incurred in connection with being a public reporting entity and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

There was no cash used in investing activities during the years ended September 30, 2015 or 2014, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities increased $3,741,263 to $7,365,966 during the year ended September 30, 2015, compared to $3,624,703 during the year ended September 30, 2014. For the year ended September 30, 2015, the cash provided by financing resulted from to the financings conducted by the Company during this fiscal year, in combination with the conversion of a portion of the 2014 Warrants, as previously described in this document. For the year ended September 30, 2014, cash provided by financing activities resulted from the $1,000,000 funding obtained under the MLSC Loan Agreement and $2,624,703 from the issuance of Common Stock and 2014 Warrants.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. Our cash requirements for our fiscal year ending September 30, 2015 were approximately $4,200,000. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate, we believe that we will have sufficient cash to meet our anticipated requirements through May 2016. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

Going Concern

We have not earned operating revenues from sales of products or services, and have recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2015, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary should operations discontinue.

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

Basis of Presentation

The consolidated financial statements presented with this Form 10-K include the accounts of Arch Therapeutics, Inc. and its wholly owned subsidiary, Arch Biosurgery, Inc. a life science medical device company. All intercompany accounts and transactions have been eliminated in consolidation.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We do not have sufficient history of market prices of the Common Stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Compensation-Stock Compensation (“ASC 718-10-S99”), using historical volatilities of similar public entities. The life term for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the financial statements, is based on awards that are ultimately expected to vest.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of September 30, 2015 and September 30, 2014.

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

ASU 2014-16, “Derivatives and Hedging (Topic 815)” (“ASU 2014-16”) was issued by the FASB in November 2014. The primary purpose of the ASU is to determine whether the host contract in a Hybrid Financial Instrument issued in the form of a share is more akin to debt or equity. ASU 2014-16 is effective for public entities for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations or financial position or disclosures.

ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to ‘Continue as a Going Concern” (“ASU 2014-15”) was issued by the FASB in August 2014. The primary purpose of the ASU is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. We are a development stage company and do not currently generate revenue. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2014-12, “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”) was issued by the FASB in June 2014. ASU 2014-12 requires that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for public business entities for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) was issued by the FASB in May 2014. The primary purpose of the ASU is to develop a common revenue standard for revenue recognition between the FASB and the International Accounting Standards Board (IASB). The ASU removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, among other items. We are a development stage company and do not currently generate revenue. ASU 2014-09 is effective for public business entities for annual periods beginning after December 15, 2017 (as modified by ASU 2015-14).

ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”), was issued by the FASB in April 2014. This update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations. ASU 2014-08 requires that an entity report as a discontinued operation only a disposal that represents a strategic shift in operations that has a major effect on its operations and financial results. ASU 2014-08 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2014. Early adoption is permitted, but only for a disposal (or classification as held for sale) that has not been reported in financial statements previously issued or made available for issuance. The ASU must be applied prospectively. The Company does not believe this guidance will have a material impact on its consolidated results of operations or financial position.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses in our internal control over financial reporting, which are discussed below in management’s annual report on internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2015. Such conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2015 management has identified the following material weaknesses in our internal control over financial reporting:

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

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Officer Since
Dr. Avtar Dhillon	Chairman of the Board of Directors	54	April 2013
James R. Sulat	Director	65	August 2015
Dr. Terrence W. Norchi	President, Chief Executive Officer and Director	50	April 2013
Richard E. Davis	Chief Financial Officer	57	July 2014

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

James R. Sulat. Mr. Sulat served as Chief Executive Officer and Chief Financial Officer of Maxygen Inc., a biopharmaceutical company focused on developing improved versions of protein drugs, from October 2009 to June 2013. Prior to this, he was Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors at Memory Pharmaceuticals Corp., which developed innovative drug candidates for the treatment of debilitating central nervous system disorders, from 2005 to 2008. He previously served in senior executive roles for R.R. Donnelley & Sons, Co., Chiron Corporation, Stanford Health Services, Inc., and Esprit de Corp, Inc. He currently serves as Chairman of the Board of Directors of Momenta Pharmaceuticals, Inc., a biotechnology company focused on the analysis, characterization and design of complex pharmaceutical products. He also currently serves as a member of the Board of Directors of Valneva SE, AMAG Pharmaceuticals, Inc. and DiaDexus, Inc. Mr. Sulat received a BS in Administrative Sciences from Yale University and an MBA and MS in Health Services Administration from Stanford University. Mr. Sulat brings to our Board of Directors extensive experience with public and financial accounting matters, experience as a chief executive officer and chief financial officer, and experience serving on other boards of directors in the biopharmaceutical industry.

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

Richard E. Davis. Mr. Davis brings a proven and successful record of more than 25 years of progressive and diversified business, financial and operational leadership within both publicly traded and privately held, domestic and multinational companies. From July 2001 through July 2014, he has been an advisor to small and mid-size companies assisting them in their strategizing, accounting, financial reporting, and investor and banking needs. From February 2001 until June 2011, he was President, Chief Operating Officer and Chief Financial Officer at NMT Medical, Inc., a NASDAQ-traded medical device company. Mr. Davis also served on its Board of Directors. In this role he developed and executed strategic and operational plans that resulted in revenue growth of 35 percent, 13 consecutive quarters of profitability, increased stock price and analyst coverage from five major investment firms; directed the stabilization of a French subsidiary and led successful efforts in raising $6 million from institutional investors to fund ongoing FDA-approved clinical trials. Prior to that, he was Vice President and Chief Financial Officer at Q-Peak, Inc., where he oversaw all financial and administrative functions. Earlier, he worked in a variety of senior level positions at the Coleman Company, The TJX Companies, Inc. and Wang Laboratories. He holds a Master of Business Administration degree with a Finance concentration from Babson College and a Bachelor of Business Administration degree from the University of Massachusetts Amherst

Term of Office of Directors

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

Audit Committee

Our Board of Directors has not established a separate standing audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act. Instead, the entire Board of Directors presently acts as the audit committee within the meaning of that section and will continue to do so upon the appointment of any new directors until such time as a separate standing audit committee has been established. Our Board of Directors has determined that Mr. Sulat is an “audit committee financial expert” as defined by applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders beneficially owning more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors, and persons who beneficially own more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended September 30, 2015, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a).

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer and all of our other officers and employees and can be found on our website, http://www.archtherapeutics.com, on our “Corporate Governance” webpage, which can be accessed from the “Investors” tab of our website. We will also provide a copy of our code of business conduct and ethics to any person without charge upon his or her request. Any such request should be directed to our Chief Financial Officer at 235 Walnut Street, Suite 6, Framingham, Massachusetts 01702. We intend to make all required disclosures concerning any amendments to or waivers from our code of business conduct and ethics on our website.

ITEM 11.   EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the fiscal years ended September 30, 2015 and September 30, 2014 for (i) our principal executive officer; (ii) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during our last completed fiscal year; and (iii) certain of our other executive officers, whose compensation is voluntarily provided.

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Bonus $	Option Awards ($) (4)	All other Compensation ($)	Total ($)
Dr. Terrence W. Norchi	2015	325,000	77,000	138,865		540,865
President and Chief Executive Officer (1)	2014	308,333	82,500	157,475	—	548,308

William M. Cotter,	2015	230,000	—	—		230,000
Chief Operating Officer (2)	2014	218,333	35,000	110,232	—	363,565

Richard E. Davis	2015	212,500	55,000	117,205		384,705
Chief Financial Officer (3)	2014	87,199	—	94,168	—	181,367

(1)	Dr. Norchi was the President and Chief Executive Officer of ABS since its inception in 2006, and was appointed as our President, Chief Executive Officer and Interim Chief Financial Officer on April 23, 2013. Dr. Norchi resigned as our Interim Chief Financial Officer on June 26, 2013.

(2)	Mr. Cotter was appointed as our Chief Operating Officer on July 2, 2013, and resigned as both an employee of the Company and as its Chief Operating Officer on June 15, 2015. Salary amounts reflected include amounts earned by Mr. Cotter in connection with his service as an executive officer of the Company during the fiscal years ended September 30, 2015 and 2014 and, for the fiscal year ended September 30, 2015, $60,000 paid to Mr. Cotter in connection with his Separation Agreement.

(3)	Effective July 7, 2014, Mr. Davis was appointed as the Company’s Chief Financial Officer. Salary amounts reflected for the fiscal year ended September 30, 2014 include $45,833 earned by Mr. Davis in connection with his service as an executive officer of the Company and $41,366 for consulting services provided prior to his appointment as Chief Financial Officer.

(4)	Represents the aggregate grant date fair values of awards granted during the fiscal years ended September 30, 2015 and 2014 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by our executive officers. For information on the valuation assumptions with respect to option grants made during the fiscal years ended September 30, 2015 and 2014, refer to Note 9 “Stock-Based Compensation” in our consolidated financial statements included in this filing. In its prior filings, the Company reported the value of the option awards for the fiscal year ended September 30, 2014 based on the fair value of the option grants that were recognized during such fiscal year, which were as follows: $56,412, $260,777 and $29,019 for Dr. Norchi, Mr. Cotter and Mr. Davis, respectively.

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

On June 15, 2015, the Company and Mr. Cotter entered into a Separation Agreement (the “Separation Agreement”) pursuant to which Mr. Cotter resigned as an employee and as the Company’s Chief Operating Officer, agreed to the termination of his executive employment agreement, as amended, and agreed to provide certain advisory services to the Company. Under the terms of the Separation Agreement, which also contains customary post-employment covenants, the Company has agreed to (i) pay Mr. Cotter $60,000 (less applicable withholding and customary payroll deductions), which was paid over three months in accordance with the Company’s pay policies; and (ii) provide Mr. Cotter healthcare reimbursements for a three-month period at an amount of up to $2,500 per month.

Richard E. Davis

On July 7, 2014, we entered into an executive employment agreement with Mr. Davis, our Chief Financial Officer and Treasurer. The agreement continues until terminated by us or by Mr. Davis. Pursuant to the terms of the agreement, Mr. Davis is entitled to an initial annual base salary of $200,000 and is eligible to receive an annual cash bonus in an amount of up to 25% of Mr. Davis’ then-current annual base salary. Annual bonuses are awarded at the sole discretion of our Board of Directors. If Mr. Davis’ employment is terminated by us at any time after August 7, 2014 (unless such termination is “For Cause” (as defined in his employment agreement)), or by Mr. Davis for “Good Reason” (as defined in his employment agreement), then Mr. Davis, upon signing a release in favor of the Company, would be entitled to severance in an amount equal to six months of Mr. Davis’ then-current annual base salary, payable in the form of salary continuation, plus, if Mr. Davis elects and subject to certain other conditions, payment of Mr. Davis’ premiums to continue his group health coverage under COBRA until the earlier of (i) 12 months following the date of such termination; or (ii) the date Mr. Davis becomes covered under another employer’s health plan. In addition, Mr. Davis’ employment agreement provides that, in the event of a change of control of the Company or his employment is terminated by the Company for any reason other than For Cause, all unvested shares under outstanding equity grants to Mr. Davis, if any, shall automatically accelerate and become fully vested. On July 27, 2015, Mr. Davis’s employment agreement was amended to increase his annual base salary by $50,000 to $250,000, retroactively effective as of July 1, 2015.

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

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the aggregate number of option awards held by our named executive officers at September 30, 2015:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Dr. Terrence W. Norchi	312,500	187,500	(1)	0.35	03/22/2024
	100,000	300,000	(2)	0.19	01/21/2025
	96,146	258,854	(3)	0.28	08/17/2025

William M. Cotter	171,875	78,125	(4)	0.40	09/09/2023
	189,583	160,417	(5)	0.35	03/22/2024

Richard E. Davis	171,875	328,125	(6)	0.22	07/06/2024
	125,000	375,000	(7)	0.19	01/21/2025
	47,396	127,604	(8)	0.28	08/17/2025

(1)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of March 23, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing April 23, 2015.

(2)	Represents an option to purchase 400,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2016.

(3)	Represents an option to purchase 355,000 shares of Common Stock with a grant date of June 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(4)	Represents an option to purchase 250,000 shares of Common Stock granted on September 9, 2013. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares to vest 12 months following the date of grant, and the remaining 50% of the shares to vest thereafter in 24 equal installments on each monthly anniversary of the date of grant.

(5)	Represents an option to purchase 350,000 shares of Common Stock with a grant date of March 23, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant, and the remaining 50% of the shares to vest thereafter in 24 equal installments on each monthly anniversary of the date of grant.

(6)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of July 7, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.

(7)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2015.

(8)	Represents an option to purchase 175,000 shares of Common Stock with a grant date of June 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

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

The following table summarizes all compensation paid to our non-employee directors during the fiscal year ended September 30, 2015:

Director Compensation Table

	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All other Compensation ($)	Total ($)
Dr. Avtar Dhillon (2)	190,000	—	138,865	—	328,865
Dr. Arthur Rosenthal (3)	33,333	—	16,099	—	49,432
James R. Sulat (4)	5,972	—	40,456	—	46,428

(1)	The values listed represent the fair value of the option grants that was recognized during the fiscal year ended September 30, 2015 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. The valuation assumptions with respect to option grants made during the fiscal year ended September 30, 2015 were as follows: The valuation assumptions with respect to option grants made during the fiscal year ended September 30, 2015 were as follows: expected volatility, 76.6% - 119.4%, risk-free interest rate, 0.64% - 2.03%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 1 to 10 years.

(2)	The aggregate number of shares of Common Stock underlying stock options outstanding as of September 30, 2015 held by Mr. Dhillon was 955,000.

(3)	Dr. Rosenthal resigned as a director effective May 28, 2015, but continues to provide consulting services to the Company as a scientific advisor. The aggregate number of shares of Common Stock underlying stock options outstanding as of September 30, 2015 held by Dr. Rosenthal was 800,000.

(4)	Mr. Sulat was appointed as a member of the Board on August 19, 2015. The aggregate number of shares of Common Stock underlying stock options outstanding as of September 30, 2015 held by Mr. Sulat was 230,000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2013, our Board of Directors and the holders of a majority of our standing common stock approved and adopted the Arch Therapeutics, Inc. 2013 Stock Incentive Plan (the “Plan”). The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. As of September 30, 2015, the Plan has reserved 13,114,256 shares of our common stock for issuance thereunder in awards granted to employees, directors and/or consultants. The Plan provides that on the first business day of each fiscal year commencing with fiscal year 2013, the number of shares of our common stock reserved for issuance under the Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (i) 3,000,000 shares, (ii) 4% of the number of shares outstanding on the last day of our immediately preceding fiscal year, or (iii) such lesser number of shares as determined by the administrator of the Plan, which is currently our Board of Directors. As a result of that provision, as of October 1, 2015, the number of shares reserved for issuance under the Plan increased by 3,000,000 to 16,114,256. The following table provides information as of September 30, 2015 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,776,504	$0.30	1,344,204
Equity compensation plans not approved by security holders	—	—	—
Total	10,776,504	$0.30	1,344,204

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Arch Therapeutics, Inc., 235 Walnut St., Suite #6, Framingham, Massachusetts 01702. The information set forth in the table below is based on 108,879,552 shares of our Common Stock outstanding on December 10 2015. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 10, 2015 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. The following table is presented after taking into account (a) the 4.9% ownership limitation to which Cranshire Capital Master Fund, Ltd., Intracoastal Capital, LLC (“Intracoastal”), Anson Investments Master Fund LP (“Anson”) and any other person holding 2014 Warrants issued in the 2014 Private Placement Financing is subject to as a result of the terms of the 2014 Warrants issued in such financing; (b) the 4.99% ownership limitations (which may be increased to 9.99% at the holder’s discretion) to which Anson, Intracoastal and CVI Investments, Inc. (“CVI”) are subject as a result of the terms of the Convertible Note issued to such holders or their affiliates in connection with their or their affiliate’s respective Convertible Notes Subscription Agreement; and (c) the 4.9% ownership limitation (which may waived at the holder’s discretion, provided that such waiver will not become effective until the 61st day after delivery of such waiver notice) to which Anson, Intracoastal and Mr. Michael A. Parker are subject to under the terms of the Series D Warrants issued to them in the 2015 Private Placement Financing. As a result of the foregoing ownership limitations, the table below does not include any of the investors in the 2015 Private Placement Financing, the Notes Offering or the private placement that we closed on February 4, 2014 other than Mr. Parker.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5%+ Stockholders:
Twelve Pins Partners (2)	10,000,000	9.20%
Michael A. Parker (3)	6,407,390	5.89%
Directors and Executive Officers
Avtar Dhillon (4)	7,937,871	7.24%
Terrence Norchi (5)	12,098,976	11.04%
James R. Sulat (6)	1,282,369	1.17%
William Cotter (7)	361,456	0.33%
Richard E. Davis (8)	561,979	0.51%
Current Directors and Named Executive Officers as a Group (5 persons)	22,242,651	19.89%

Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 10, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

(1)	Except as otherwise indicated, we believe that each of the beneficial owners of the Common Stock listed previously, based on information furnished by such owners, has sole investment and voting power with respect to the shares listed as beneficially owned by such owner, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Dr. Norchi is the sole member of Twelve Pins Partners, LLC and has sole voting and investment control with respect to the shares it holds. Dr. Norchi disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(3)	Excludes 5,000,0000 shares of our Common Stock issuable upon the exercise of the Series D Warrant issued to Mr. Parker upon the Initial Closing of the 2015 Private Placement Financing as a result of the 4.9% ownership limitation that Mr. Parker is subject to under the terms of his Series D Warrant.

(4)	Includes 777,498 shares subject to options exercisable within 60 days after December 10, 2015.

(5)	Represents (a) 10,000,000 shares of our Common Stock held by Twelve Pins Partners, LLC, with respect to which Dr. Norchi holds sole voting and investment control; (b) 1,419,076 shares issued to Dr. Norchi upon the closing of the Merger in exchange for the cancellation of shares of Common Stock and convertible notes of ABS owned by him immediately prior to the closing of the Merger; and (c) 679,900 shares subject to options exercisable within 60 days after December 10, 2015. Dr. Norchi disclaims beneficial ownership of the securities held by Twelve Pins Partners, LLC except to the extent of his pecuniary interest therein.

(6)	Includes (a) 727,823 shares of our Common Stock and a Series D Warrant exercisable for 454,546 shares of our Common Stock held by Keyes Sulat Revocable Trust; and (b) 100,000 shares subject to options exercisable within 60 days after December 10, 2015. Excludes 30,000 shares subject to an option granted to Mr. Sulat in his capacity as a consultant on June 18, 2013 that can only be exercised upon the earlier of (i) calendar year 2018, or (ii) a corporate transaction or change of control which also constitutes a “change in the ownership or effective control, or in the ownership of a substantial portion of the assets” within the meaning of Section 409A. Mr. Sulat disclaims beneficial ownership of the securities held by Keyes Sulat Revocable Trust except to the extent of his pecuniary interest therein.

(7)	Represents 361,458 shares subject to options exercisable within 60 days after December 10, 2015.

(8)	Represents 569,979 shares subject to options exercisable within 60 days after December 10, 2015.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During fiscal years 2014 and 2015, other than with respect to matters relating to the Company’s compensation arrangements with its executive officers, there were no transactions between the Company or any of its subsidiaries and any “Related Person” (as that term is defined in Item 404 of Regulation S-K) that would be required to be reported pursuant to Item 404 of Regulation S-K other than the following:

James R. Sulat, who was appointed as a member of our Board of Directors on August 19, 2015, is a co-trustee of the Keyes Sulat Revocable Trust (the “Trust”). Prior to Mr. Sulat’s appointment to our Board of Directors, both the Trust and Mr. Sulat, in his capacity as a consultant to the Company, purchased or received securities of the Company, in each case in transactions that were approved by the full Board of Directors in effect at the time of such transactions. In particular, on June 19, 2013, the Trust purchased from ABS Repurchased Securities in the aggregate principal amount of $75,000. As noted above, the amounts owed under the Repurchased Securities were converted into shares of the Company’s Common Stock upon the closing of the Merger, calculating to approximately one share of the Company’s Common Stock for each $0.27 outstanding under the notes, and warrants issued in connection with the notes were cancelled in full upon the closing of the Merger. Accordingly, the Trust became entitled to receive 273,277 shares of the Company’s Common Stock upon the closing of the Merger as a result of its purchase of $75,000 worth of the Repurchased Securities. On June 18, 2013, Mr. Sulat was awarded a stock option award to purchase 30,000 shares of our Common Stock at an exercise price of $0.37 per share in consideration for services rendered to us as a consultant, and on August 19, 2015, we awarded Mr. Sulat an additional stock option award to purchase 200,000 shares of Common Stock at an exercise price of $0.27 per share in connection with his appointment to our Board of Directors. In addition, in exchange for a payment of $100,000, the Trust received 454,546 shares of our Common Stock upon the Initial Closing of the 2015 Private Placement Financing on June 30, 2015, and a Series D Warrant exercisable for the same number of shares at an exercise price of $0.25.

Upon his resignation from our Board of Directors on May 28, 2015, the Company and Dr. Arthur Rosenthal entered into an oral agreement pursuant to which Dr. Rosenthal agreed to continue providing services to the Company as a scientific advisor. On October 15, 2015, the Company and Dr. Rosenthal entered into a written agreement to memorialize this agreement.

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

Director Independence

Our Board of Directors has determined that Dr. Avtar Dhillon and Mr. James R. Sulat would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Further, although we have not established separately designated audit, nominating or compensation board committees, Dr. Dhillon and Mr. Sulat would qualify as “independent” under Nasdaq Listing Rules applicable to all such board committees. Dr. Terrence W. Norchi would not qualify as “independent” under Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he currently serves as our President and Chief Executive Officer.

Subject to some exceptions, Nasdaq Listing Rule 5605(a)(2) provides that an independent director is a person other than an executive officer or other employee of the Company or any other individual having a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under Nasdaq Listing Rule 5605(a)(2) and subject to certain exceptions, a director will not be deemed to be independent if (a) the director is, or at any time during the past three years was, an employee of ours; (b) the director or a member of the director’s immediate family or a person living with such director (collectively, a “Related Party”) has received more than $120,000 in compensation from us during any twelve-month period within the preceding three years, other than compensation for service as a director or as a non-executive employee (in the case of Related Party), benefits under a tax-qualified retirement plan or non-discretionary compensation; (c) a Related Party is, or in the past three years has been, an executive officer of ours; (d) the director or a Related Party is an executive officer, partner or controlling shareholder of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during our past three fiscal years, exceeds the greater of 5% of the recipient’s consolidated gross revenues for that year or $200,000 (except for payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs); (e) the director or a Related Party is employed as an executive officer of another company where at any time during the preceding three years one of our executive officers served on the compensation committee of such company; and (f) the director or a Related Party is a current partner of our independent public accounting firm, or has worked for such firm in any capacity on our audit at any time during the past three years.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended September 30, 2015 and 2014 and all other fees paid by us for services rendered by Moody, Famiglietti & Andronico LLP, our current principal accountant, during the fiscal years ended September 30, 2015 and 2014:

	2015	2014
Audit Fees	$100,000	$160,675
Audit-Related Fees	-	-
Tax Fees	—	-
All Other Fees	29,650	21,958
Total	$129,650	$182,633

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

Tax Fees. Tax fees consist principally of assistance related to tax compliance, tax advice, and tax planning. For the fiscal years ended September 30, 2015 and 2014 there were no tax fees paid to our principal accountant.

All Other Fees. These fees would consist of all fees paid to our principal accountant that are not reflected as audit, audit-related or tax fees such as fees incurred in connection with reviewing our registration statements and prospectus supplements.

Pre-Approval Policy

As our Board of Directors has not established a separate standing audit committee, all engagements of our independent registered public accounting firm for 2015 and 2014 were pre-approved by the full Board of Directors.

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

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi
Date: December 11, 2015		Dr. Terrence W. Norchi
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

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director	December 11, 2015
/s/ Terrence W. Norchi	( Principal Executive Officer )
Dr. Terrence W. Norchi

	Chief Financial Officer	December 11, 2015
/s/ Richard E. Davis	( Principal Financial and Accounting Officer )
Richard E. Davis

/s/ Avtar Dhillon	Director	December 11, 2015
Dr. Avtar Dhillon

/s/ James R. Sulat	Director	December 11, 2015
James R. Sulat

ARCH THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Arch Therapeutics, Inc.

Framingham, Massachusetts

We have audited the accompanying consolidated balance sheets of Arch Therapeutics, Inc. and subsidiary (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Therapeutics, Inc. and subsidiary as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Arch Therapeutics, Inc. and subsidiary will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has limited working capital that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, MA

December 11, 2015

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of September 30, 2015 and 2014

	September 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$3,960,100	$833,520
Prepaid expenses and other current assets	42,919	43,470
Total current assets	4,003,019	876,990

Total assets	$4,003,019	$876,990

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$231,761	$175,832
Accrued expenses and other liabilities	245,478	267,835
Convertible notes, net of unamortized discount	473,747	-
Current derivative liabilities	335,092	2,280,000
Total current liabilities	1,286,078	2,723,667

Long-term liabilities:
Note payable, net of unamortized discount	966,824	955,766
Accrued interest, net of current portion	210,000	100,000
Derivative liabilities, net of current portion	-	3,990,000
Total long-term liabilities	1,176,824	5,045,766

Total liabilities	2,462,902	7,769,433

Commitments and contingencies (see Note 12)

Stockholders’ equity (deficit):

Common stock, $0.001 par value, 300,000,000 shares authorized, 107,542,205 and 72,076,487 shares issued and outstanding as of September 30, 2015 and September 30, 2014, respectively	107,392	72,051
Additional paid-in capital	17,154,945	5,810,200
Accumulated deficit	(15,722,220)	(12,774,694)
Total stockholders’ equity (deficit)	1,540,117	(6,892,443)

Total liabilities and stockholders' equity (deficit)	$4,003,019	$876,990

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Operations
For the Years Ended September 30, 2015 and 2014

	Fiscal Year Ended September 30, 2015	Fiscal Year Ended September 30, 2014

Revenues	$-	$-

Operating expenses:
General and administrative expenses	3,700,477	3,134,285
Research and development expenses	1,760,037	1,477,479
Total operating expenses	5,460,514	4,611,764

Operating loss	(5,460,514)	(4,611,764)

Other income (expense):
Interest expense	(377,805)	(111,059)
Fair value of derivative liabilites in excess of proceeds	-	(7,541,693)
Gain on exercise of warrants and conversion of debt	386,612	-
Loss on warrant derivative modification, net of inducement shares	(1,032,113)	-
Decrease to fair value of derivative	3,536,294	4,121,693
Total other income (expense)	2,512,988	(3,531,059)

Net Loss	$(2,947,526)	$(8,142,823)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.04)	$(0.12)
Weighted common shares - basic and diluted	81,394,873	67,492,823

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the years ended Septermber 30. 2015 and 2014

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2013	60,145,237	$60,145	$4,758,742	$(4,631,871)	$187,016

Net loss	-	-	-	(8,142,823)	(8,142,823)

Issuance of restricted stock for services	275,000	275	94,600	-	94,875

Exercise of stock options	231,250	231	92,269	-	92,500

Issuance of stock in private placement funding	11,400,000	11,400	(236,697)	-	(225,297)

Stock based compensation expense	-	-	1,101,286	-	1,101,286

Balance at September 30, 2014	72,051,487	$72,051	$5,810,200	$(12,774,694)	$(6,892,443)

Net loss	-	-	-	(2,947,526)	(2,947,526)

Issuance of restricted stock for services	475,000	475	165,682	-	166,157

Reclassification of Series A and C Warrants	-	-	3,263,753		3,263,753

Shares issued for the exercise of warrants	18,686,801	18,687	3,581,313	-	3,600,000

Shares issued for the exercise of stock options	462,298	462	(462)	-	-

Shares issued in consideration for extending the Series C Warrants and eliminating the Ratchet Provision	570,000	570	134,782	-	135,352

Issuance of stock in private placement funding	14,390,754	14,391	3,001,575	-	3,015,966

Shares issued for the conversion of the convertible notes	755,865	756	150,417	-	151,173

Stock based compensation expense	-	-	1,047,685	-	1,047,685

Balance at September 30, 2015	107,392,205	$107,392	$17,154,945	$(15,722,220)	$1,540,117

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2015 and 2014

	Fiscal Year Ended September 30, 2015	Fiscal Year Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(2,947,526)	$(8,142,823)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	-	322
Stock-based compensation	1,047,685	1,101,286
Noncash interest expense on notes payable	377,805	111,059
Issuance of restricted stock for services	166,157	94,875
Gain on exercise of warrants and conversion of debt	(386,612)	-
Loss on warrant derivative modification, net of inducement shares	1,032,113	-
Decrease to fair value of derivative	(3,536,294)	(4,121,693)
Fair value of derivative liabilites in excess of proceeds	-	7,541,693
Issuance of common stock for services	-	92,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	551	(13,779)
Increase (decrease) in:
Accounts payable	55,929	(138,937)
Accrued expenses and other liabilities	(49,194)	126,995
Net cash used in operating activities	(4,239,386)	(3,348,502)

Cash flows from financing activities:
Proceeds from exercise of warrants	3,600,000	-
Proceeds from issuance of common stock and warrants	3,015,966	2,624,703
Proceeds from issuance of convertible notes	750,000	-
Proceeds from issuance of notes payable	-	1,000,000
Net cash provided by financing activities	7,365,966	3,624,703

Net increase in cash and cash equivalents	3,126,580	276,201

Cash and cash equivalents, beginning of period	833,520	557,319

Cash and cash equivalents, end of period	$3,960,100	$833,520

Non-cash financing activities
Issuance of inducement shares	$135,352	$-
Conversion of 8% convertible notes and accrued interest to common stock	$151,173	$-
Reclassification of Series A and C Warrants from derivative liabilities to equity	$3,263,753	$-
Conversion feature embedded in convertible note	$354,988	$-

The accompanying notes are an integral part of these consolidated financial statements

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

The Company expects to incur substantial expenses for the foreseeable future relating to research, development and commercialization of its potential products. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, prior to or during May 2016 in order to continue to fund operations. However, there can be no assurance that the Company will be successful in securing additional resources when needed, on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary despite this uncertainty.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash. The Company maintains its cash in bank deposits accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended September 30, 2015 and 2014 there has not been any impairment of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of September 30, 2015 and 2014.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a history of market prices of the common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), using historical volatilities of similar public entities. The life term for awards uses simplified method for all “plain vanilla” options, as defined in SAB No. 107 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

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

The Company’s financial instruments include cash and notes payable. Because of their short maturity, the carrying amount of cash and notes payable are considered to approximate fair value.

Subsequent Events

The Company evaluated all events or transactions that occurred through December 10, 2015 the date which these consolidated financial statements were available to be issued. The Company disclosed material subsequent events in Note 15.

Going Concern Basis of Accounting

The Company does not currently believe its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant recurring net losses and negative cash flows from operations, and has limited working capital. In addition, the Company does not have sufficient cash and cash equivalents to support its current operating plan. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2015, there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has funded its operations primarily through equity and debt financings.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Correction of an Immaterial Error

The Company has determined that there had been an immaterial error in its accounting for the Series A Warrants, Series C Warrants, and Series D Warrants contained in its consolidated financial statements for the three and nine months ended June 30, 2015 filed with the Securities Exchange Commission on August 7, 2015. The Company determined that the Series A Warrants, Series C Warrants and Series D Warrants should have been presented in stockholders’ equity instead of as a liability.

The Company assessed the materiality of this error in accordance with Staff Accounting Bulletin No. 99, Materiality, and the Company determined that, qualitatively, the amounts would have no bearing on the decision making process of a reasonable investor. The Company intends to revise its consolidated financial statements for the periods ended June 30, 2015 through subsequent periodic filings

3.	PROPERTY AND EQUIPMENT

At September 30, 2015 and 2014, property and equipment consisted of:

	Estimated
	Useful Life	2015	2014

Furniture and fixtures	5 years	$2,925	$2,925

Lab equipment	5 years	1,000	1,000

		3,925	3,925

Less - accumulated depreciation		3,925	3,925
		$-	$-

4.	INCOME TAXES

The principal components of the Company's net deferred tax assets consisted of the following at September 30:

	2015	2014
Net operating loss carryforwards	$3,748,426	$2,731,492
Capitalized expenditures	802,769	381,872
Research and experimentation credit carryforwards	164,252	63,368
Stock based compensation	1,014,654	501,175
Property and Equipment	1,569	1,568
Accrued expenses	124,716	46,230
Gross deferred tax assets	5,856,386	3,725,705
Deferred tax asset valuation allowance	(5,856,386)	(3,725,705)

Net deferred tax assets	$-	$-

As of September 30, 2015 and 2014, the Company had federal net operating loss carryforwards of approximately $9,509,000 and $6,230,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2026. As of September 30, 2015 and 2014, the Company had federal research and experimentation credit carryforwards of $139,744 and $44,112, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029.

As of September 30, 2015 and 2014, the Company had state net operating loss carryforwards of approximately $8,487,000 and $5,271,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2015. As of September 30, 2015 and 2014, the Company had state research and experimentation credit carryforwards of $37,000 and $19,000, respectively, which may be able to offset future income tax liabilities and which would begin to expire in 2023.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of September 30, 2015 and 2014 did not satisfy the realization criteria set forth in FASB ASC Topic 740, Income Taxes, and therefore has recorded a valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2015 and 2014 by approximately $2,130,000 and $2,202,000, respectively. The Company’s effective income tax rate differed from the federal statutory rate due to state taxes and the Company’s full valuation allowance, the latter of which reduced the Company’s effective federal income tax rate to zero.

The Company experienced an ownership change as a result of the Merger described in Note 6, causing a limitation on the annual use of the net operating loss carryforwards, which are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions.

As of September 30, 2015, the Company is open to examination in the U.S. federal and certain state jurisdictions for tax years ended September 30, 2015, 2014, 2013 and 2012.

5.	2014 PRIVATE PLACEMENT FINANCING

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

Upon the closing of the 2014 Private Placement Financing on February 4, 2014 (the “Closing Date”), the Company entered into a registration rights agreement (the “2014 Registration Rights Agreement”) with the 2014 Investors, pursuant to which the Company became obligated, subject to certain conditions, to file with the Securities and Exchange Commission (“SEC”) on or before March 21, 2014 one or more registration statements to register for resale under the Securities Act of 1933, as amended, (i) the 2014 Shares and the 2014 Warrant Shares, plus (ii) an additional number of shares of common stock equal to 33% of the total number of 2014 Shares and 2014 Warrant Shares, to account for adjustments, if any, to the number of 2014 Warrant Shares issuable pursuant to the terms of the 2014 Warrants (the securities set forth in this clause (ii), the “Additional Shares”). Under the terms of the 2014 Registration Rights Agreement, the Company is permitted to reduce the number of shares covered by a registration statement if such reduction is required by the SEC as a condition for permitting such registration statement to become effective and treated as a resale registration statement (the “Cutback Provisions”). In response to comments received from the SEC and in accordance with the terms of the 2014 Registration Rights Agreement, the Company reduced the number of shares included in its draft resale registration statement by the number of Additional Shares. The Company’s failure to satisfy certain other obligations and deadlines set forth in the 2014 Registration Rights Agreement may subject the Company to payment of monetary penalties as discussed below, including liquidated damages. The resale registration statement was declared effective on July 2, 2014. The 2014 Warrants were exercisable immediately upon issuance. The Series A warrants had an initial exercise price of $0.30 per share and expire five years from the date of their issuance. The Series B warrants had an initial exercise price of $0.35 per share and expired on the earlier of 12 months after their issuance date and six months after the first date on which the resale of all Registrable Securities (as defined in the 2014 Registration Rights Agreement) is covered by one or more effective registration statements. The Series B warrants expired on January 2, 2015. The Series C warrants had an initial exercise price of $0.40 per share and an initial expiration on the earlier of 18 months after their issuance date and nine months after the first date on which the resale of all Registrable Securities (as defined in the 2014 Registration Rights Agreement) is covered by one or more effective registration statements. The Series C warrants were set to expire on April 2, 2015 and, as described below, have been amended to expire on July 2, 2016. The number of shares of the Company’s common stock into which each of the 2014 Warrants is exercisable and the exercise price therefore were subject to adjustment as set forth in the 2014 Warrants, including, without limitation, adjustment to both the exercise price of the 2014 Warrants in the event of certain subsequent issuances and sales of shares of the Company’s common stock (or securities convertible or exercisable into shares of common stock) at a price per share lower than the then-effective exercise price of the 2014 Warrants, in which case the per share exercise price of the 2014 Warrants would be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the 2014 Warrants would be adjusted accordingly so that the aggregate exercise price upon full exercise of the 2014 Warrants immediately before and immediately after such per share exercise price adjustment were equal. The 2014 Warrants are also subject to customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders, and provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially would then own more than 4.9% of the Company’s common stock. The 2014 Warrants also provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially owning more than 4.9% of our common stock.

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

On December 1, 2014, the Company agreed to amend certain provisions of the 2014 Warrants (the “December 2014 Amendment”). Under the terms of the December 2014 Amendment, the affected 2014 Warrants were amended to (i) reduce the exercise price of the Series B Warrants from $0.35 to $0.20, (ii) reduce the exercise price of the Series C Warrants from $0.40 to $0.20, and (iii) clarify that each series of 2014 Warrants may be amended individually, without having to amend all three series of 2014 Warrants. The number of shares of the Company’s common stock which may be purchased from the Company upon exercise of each 2014 Warrant remained unchanged. In conjunction with the December 2014 Amendment, the Company recognized a loss on the modification of the 2014 Warrants in the amount of $1,300,170, which was determined using Monte Carlo Simulation.

As of December 2, 2014, Series B Warrants had been exercised for an aggregate issuance of 4,000,000 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $800,000. In conjunction with the exercise of the Series B Warrants, their corresponding fair value at the exercise dates of $224,000 were extinguished from the derivative liabilities balance and recognized as a gain in the Company’s statements of operations.

On March 13, 2015, the Company issued unsecured 8% Convertible Notes, (the “Notes”), in the aggregate principal amount of $750,000, see footnote 7. The Company’s issuance of the Notes triggered the anti-dilution provisions of the Series A Warrants and, as a result, the exercise price of the Series A Warrants was reduced to $0.20 per share and the aggregate number of shares issuable under the Series A Warrants increased by 5,700,000 shares from 11,400,000 shares to 17,100,000 shares. In addition, on March 13, 2015 and May 30, 2015, respectively the expiration date of the Series C Warrants was extended to June 2, 2015 and July 2, 2016, respectively. In conjunction with these amendments, the Company recognized a loss on the modification of warrants in the amount of $624,016, which was determined using Monte Carlo Simulation.

Prior to June 22, 2015, Series C Warrants had been exercised for an aggregate issuance of 2,255,000 shares of the Company’s common stock resulting in gross proceeds to the Company of $451,000. In conjunction with the exercise of the Series C Warrants, their corresponding fair value at the exercise dates of $75,321 were extinguished from the derivative liabilities balance and recognized as a gain in the Company’s statements of operations.

During the year ended September 30, 2015, Series A Warrants, and Series C Warrants had been exercised for an aggregate issuance of 6,000,000, and 8,000,000, respectively, shares of the Company’s common stock resulting in gross proceeds to the Company of $2,800,000. For the year ended September 30, 2015, 1,750,000 of Series A Warrants were exercised through cashless transactions resulting in 686,801 shares of common stock being issued. The Company recorded the par value of the shares issued through cashless transactions of $687 (at par value of $0.001 per share) with a corresponding reduction in additional paid-in capital.

On June 22, 2015 the Company entered into the Amendment to the Series A Warrants and Series C Warrants to purchase Common Stock (the “June 2015 Amendment”), with Cranshire Capital Master Fund, Ltd. (“Cranshire”), to (i) delete the full ratchet anti-dilution provisions set forth in the Series A Warrants and Series C Warrants; and (ii) extend the expiration date of the Series C Warrants from 5:00 p.m., New York time, on July 2, 2015 to 5:00 p.m., New York time, on July 2, 2016. In consideration of Cranshire’s entrance into the June 2015 Amendment (and for no additional consideration), the Company agreed to issue to the holders of the 2014 Warrants up to 570,000 shares of Company’s common stock subject to the delivery by each such holder of an investor certificate to the Company (such shares of common stock, the “Inducement Shares”). In conjunction with the modifications to the Series A and Series C Warrants in the June 2015 Amendment, the Company recognized a loss on modification of warrants, net of Inducement Shares, in the amount of $927,373 which was determined using the Black Scholes model. As of June 22, 2015, the company determined that its Series A and C Warrants were eligible for equity classification due to the elimination of the full ratchet anti-dilution provision. As a result, for the period ended September 30, 2015 the derivative liabilities were reclassified as equity within the company’s consolidated financial statements at a fair value of $3,263,753.

As of September 30, 2015, all 570,000 Inducement Shares had been issued.

Derivative Liabilities

The Company initially accounted for the 2014 Warrants relating to the aforementioned 2014 Private Placement Financing in accordance with ASC 815-10, Derivatives and Hedging. Because the 2014 Warrants were not indexed to the Company’s stock and were not classified within stockholders’ equity, they were recorded as liabilities at fair value. They were marked to market each reporting period through the consolidated statement of operations. As of June 22, 2015, the Company determined that its Series A and C Warrants were eligible for equity classification due to the elimination of the full ratchet anti-dilution provision. As a result, as of June 22, 2015, the derivative liabilities were reclassified as equity within the Company’s consolidated financial statements at the then current fair value of $3,263,753.

On February 4, 2014, the closing date of the 2014 Private Placement Financing, the derivative liabilities were recorded at fair value of $10,391,693. Given that the fair value of the derivative liabilities exceeded the total proceeds of the 2014 Private Placement Financing of $2,850,000, no net amounts were available to be allocated to the Common Stock. The $7,541,693 amount by which the recorded liabilities exceeded the proceeds was charged to other expense as of the February 4, 2014 closing date.

The values of the derivative liability as of September 30, 2015 and 2014 were $0 and $6,270,000, respectively. As a result of a change in the estimated fair value of the derivative liability we recorded other expense of $896,763 and $4,121,693 for the years ended September 30, 2015 and 2014, respectively. In addition, during the year ended September 30, 2015, we recorded a gain on modification of warrants, net of Inducement Shares in the amount of $2,980,829. The Company recognized a gain on the exercise of warrants in the amount of $299,321, for the year ended September 30, 2015 as described above. As of June 22, 2015, the Company determined that its Series A and C Warrants were eligible for equity classification due to the elimination of the full ratchet anti-dilution provision and as a result reclassified $3,263,753 from derivative liabilities to equity. For the year ended September 30, 2015, the change in the estimated fair value was primarily due to the elimination of the full ratchet anti-dilution provisions of the Series A Warrants and Series C Warrants and extending the expiration date of the Series C Warrants to July 2, 2016. The change in the estimated fair value was primarily due to the reduction of the exercise prices of the 2014 Warrants, the exercise of 4,000,000 shares of the Series B Warrants.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrant Derivative Liability
	2015	2014
Beginning balance at September 30,	$6,270,000	$-

Issuances	-	10,391,693

Modification of warrants, net of Inducement Shares	896,763	-

Exercises of warrants	(299,321)	-

Adjustments to estimated fair value	(3,603,689)	(4,121,693)

Reclass of Derivative Liability to Equity	(3,263,753)	-

Ending balance at September 30, 2015	$-	$6,270,000

The derivative liabilities were valued as of September 30, 2014, December 1, 2014, and March 15, 2015 using Monte Carlo Simulation. The derivative liabilities as of June 22, 2015, June 30, 2015, and September 30, 2015 as well as the exercises during 4th quarter of fiscal 2015 were valued using Black Scholes.

	September 30, 2014	December 1, 2014	March 15, 2015	June 22, 2015
Closing price per share of Common Stock	$0.18	$0.25	$0.21	$0.23
Exercise price per share	$0.30 - 0.40	$0.20 - $0.30	$0.20 - $0.30	$0.20
Expected volatility	85 - 90%	80 – 90%	80 – 110%	55- 85%
Risk-free interest rate	0.02 - 1.55%	.01 – 1.39%	0.03 – 1.41%	0.27 - 1.68%
Dividend yield	—	—	—	—

Remaining expected term of underlying securities (years)	0.33 - 4.33	0.33 – 4.6	0.22 – 4.3	1.03 – 4.03

	As of June 30, 2015	Exercises during 4th Quarter 2015	As of September 30, 2015
Closing price per share of Common Stock	$0.26	$0.23-0.27	$0.27
Exercise price per share	$0.20	$0.20	$0.20
Expected volatility	75-85%	75- 85%	75-85%
Risk-free interest rate	1.63%	0.23-1.36%	0.21-1.09%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	1.01	0.80-3.96	0.76-3.76

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

6.	2015 PRIVATE PLACEMENT FINANCING

Beginning June 22, 2015 and through June 30, 2015, the Company entered into a series of substantially similar subscription agreements (each a “Subscription Agreement”) with 20 accredited investors (collectively, the “2015 Investors”) providing for the issuance and sale by the Company to the 2015 Investors, in a private placement, of an aggregate of 14,390,754 Units (“Unit”) at a purchase price of $0.22 per Unit (the “2015 Private Placement Financing”). Each Unit consisted of a share of Common Stock (the “2015 Shares”) and a Series D Warrant to purchase a share of Common Stock at an exercise price of $0.25 per share at any time prior to the fifth anniversary of the issuance date of the Series D Warrant (the “Series D Warrants,” and the shares issuable upon exercise of the Series D Warrants, collectively, the “2015 Warrant Shares”). The Company did not engage any underwriter or placement agent in connection with the 2015 Private Placement Financing, and the aggregate gross proceeds raised by the Company in the 2015 Private Placement Financing totaled approximately $3,200,000.

The Company’s obligation to issue and sell the 2015 Shares and the Series D Warrants and the corresponding obligation of the 2015 Investors to purchase such 2015 Shares and Series D Warrants were subject to a number of conditions precedent including, but not limited to, the amendment of the Company’s Series A Warrants and Series C Warrants to delete certain of the anti-dilution provisions contained therein, as described in Footnote 5, Private Placement Financing, and other customary closing conditions. The conditions precedent were satisfied June 30, 2015 (the “Initial Closing Date”), and the Company conducted an initial closing (the “Initial Closing”) pursuant to which it sold and 19 of the 2015 Investors (the “Initial Investors”) purchased 13,936,367 Units at an aggregate purchase price of $3,066,000. On July 2, 2015, the Company conducted a second closing (the “Second Closing” and together with the Initial Closing, the “Closings”) pursuant to which it sold and one of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of approximately $100,000.

On the Initial Closing Date, the Company entered into a registration rights agreement with the Initial Investors (the “ 2015 Registration Rights Agreement”), pursuant to which the Company was obligated, subject to certain conditions, to file with the Securities and Exchange Commission within 90 days after the closing of the 2015 Private Placement Financing one or more registration statements (any such registration statement, a “Resale Registration Statement”) to register the 2015 Shares and the 2015 Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). The remaining 2015 Investor became a party to the 2015 Registration Rights Agreement upon the consummation of the Second Closing. The Company’s failure to satisfy certain filing and effectiveness deadlines with respect to a Resale Registration Statement and certain other requirements set forth in the 2015 Registration Rights Agreement may subject the Company to payment of monetary penalties. On October 27, 2015, we received from the SEC a Notice of Effectiveness of our Registration Statement related to the 2015 Private Placement Financing which satisfied some of our obligation to register these securities with the SEC.

Following each Closing, each 2015 Investor was also issued Series D Warrants to purchase shares of the Company’s Common Stock up to 100% of the 2015 Shares purchased by such 2015 Investor under such 2015 Investor’s Subscription Agreement. The Series D Warrants have an exercise price of $0.25 per share, are exercisable immediately after their issuance and have a term of exercise equal to five years after their issuance date. The number of shares of the Company’s Common Stock into which each of the Series D Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series D Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, at anytime during the term of the Series D Warrants, the Company may reduce the then current exercise price to any amount and for any period of time deemed appropriate by the Board of Directors of the Company.

Common Stock

At the June 30, 2015 Initial Closing Date of the 2015 Private Placement Financing, the Company issued 13,936,367 shares of Common Stock and recorded the par value of the shares issued of $13,936 (at par value of $0.001 per share) with the remaining proceeds of $3,052,064 allocated to additional paid-in capital. On July 2, 2015, the Company conducted the Second Closing pursuant to which it sold and one of the 2015 Investors purchased 454,387 shares of Common Stock and recorded the par value of the shares issued of $454 (at par value of $0.001 per share) with the remaining proceeds of $99,511 allocated to additional paid-in capital. The Company completed an evaluation of the series D Warrants issued and determined the Series D Warrants should be classified as equity within the consolidated balance sheet.

7.	8% CONVERTIBLE NOTES

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

On September 8, 2015, we, along with the current holders of the Convertible Notes, entered into a series of substantially similar subordination agreements with the Massachusetts Life Sciences Center (“MLSC” and such agreements, the “Subordination Agreements”), pursuant to which the holders of the Convertible Notes agreed to subordinate their right to payment under the Convertible Notes to MLSC’s right to receive payments under the MLSC Loan Agreement. Under the terms of the Subordination Agreements, the indebtedness accrued under the Convertible Notes may not be repaid unless and until all indebtedness and fees owed to MLSC under the MLSC Loan Agreement are repaid in full, but the right to convert the Convertible Notes into shares of Common Stock is expressly allowed.

At any time prior to the Stated Maturity Date, the holders of the Notes have the right to convert some or all of such Notes into the number of shares of Common Stock determined by dividing (a) the aggregate sum of the (i) principal amount of the Note to be converted, and (ii) amount of any accrued but unpaid interest with respect to such portion of the Note to be converted; and (b) the conversion price then in effect (the shares of Common Stock issuable upon such conversion, the “Conversion Shares”). The initial conversion price is $0.20 per share, and it may be (A) reduced to any amount and for any period of time deemed appropriate by the Board of Directors of the Company, or (B) reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. A holder shall not have the right to convert any portion of a Note, if after giving effect to such conversion, the holder, together with its affiliates collectively, would beneficially own more than 4.99% or 9.99% (at the holder’s discretion) of the shares of Common Stock outstanding immediately after giving effect to such conversion. During the year ended September 30, 2015, $145,000 of notes and $6,173 of interest were converted into 755,865 shares of the Company’s Common Stock.

The issuance and sale of the Notes and Conversion Shares (collectively, the “Securities”) has not been, and will not upon issuance be, registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

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

On the closing date, the derivative liability was recorded at fair value of $354,988 with the remaining proceeds of $395,012 allocated to the Notes. The allocation of funds to the derivative liability resulted in a discount on the loan, which is being accreted to interest expense over the life of the loan. For the year ended September 30, 2015, $223,735 of the loan discount has been accreted to interest expense and $145,000 of the principal was converted into 725,000 shares of common stock. As of September 30, 2015 the accreted balance of the Notes was $473,747.

The value of the derivative liability as of September 30, 2015 was $335,092. As a result of a change in the estimated fair value of the derivative liability we recorded other expense of $67,395 and a gain on the conversion of the notes of $87,291 for the year ended September 30, 2015.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Convertible Debt Derivative Liability
Beginning balance at September 30, 2014	$-

Issuances	354,988

Conversion of Notes	(87,291)

Adjustments to estimated fair value	67,395

Ending balance at September 30, 2015	$335,092

The derivative liability was valued as of March 15, 2015, September 20, and September 30, 2015 using Monte Carlo Simulations with the following assumptions:

	March 15, 2015	September 20, 2015	September 30, 2015
Stated interest rate	8.0%	8.0%	8.0%
Exercise price per share	$0.20	$0.20	$0.20
Expected volatility	90.0%	80.0%	80.0%
Risk-free interest rate	0.24%	0.09%	0.07%
Credit adjusted discount rate	20.0%	22.0%	22.0%
Remaining expected term of underlying securities (years)	1.00	.48	.46

8.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2015, a maximum number of 13,114,256 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2015, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 16,114,256 shares.

As of September 30, 2015, a total of 8,479,212 options had been issued to employees and directors and 4,652,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the year ended September 30, 2015, the Company granted options to employees and directors to purchase 3,175,000 and to consultants to purchase 1,087,500 shares of common stock under the 2013 Plan. The options have terms ranging from 1 to 10 years, are subject to vesting terms over periods ranging up to 3 years and have exercise prices ranging from $0.17 to $0.28.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the year ended September 30, 2015 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the year ended September 30, 2015; expected volatility, 76.6% - 119.4%, risk-free interest rate, 0.64% - 2.03%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 1 to 10 years.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the year ended September 30, 2015, the Company did not experience any forfeitures of stock options. During the year ended September 30, 2015, the Company experienced an insignificant number of forfeitures of stock options granted. Since the Company has a limited history of stock option forfeitures it continues to estimate the forfeiture rate of its outstanding stock options as zero, but will continually evaluate its historical data as a basis for determining expected forfeitures.

Common Stock Options

Stock compensation activity under the 2013 Plan for the year ended September 30, 2015 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding at September 30, 2014	8,637,962	$0.38	-	$-
Awarded	4,262,500	$0.21	-	-
Exercised	1,025,000	$0.33	-	-
Forfeited	(1,098,962)	$0.36	-	-
Outstanding at September 30, 2015	10,776,500	$0.30	6.85	$335,435
Vested	8,796,959	$0.32	4.73	$200,668
Vested and expected to vest at September 30, 2015	10,776,500	$0.30	6.85	$335,435

As of September 30, 2015, 781,506 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the years ended September 30, 2015 and 2014 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1,048,000 and $1,101,000, respectively. Of this amount during the years ended September 30, 2015 and 2014, $466,000 and $629,000, respectively, was recorded to research and development expenses, and $582,000 and $472,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2015, there is approximately $607,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.62 years.

Restricted Stock

Restricted stock activity under the 2013 Plan for the years ended September 30, 2015 and 2014 follows:

	2015	2014
Restricted Stock
Non Vested at October 1	25,000	-
Awarded	-	300,000
Vested	(25,000)	(275,000)
Forfeited	-	-
Non Vested at September 30	-	25,000

The weighted average restricted stock award date fair value information for the years ended September 30, 2015 and 2014 follows:

	2015	2014
Non Vested at October 1	$0.345	$-
Awarded	-	0.345
Vested	0.345	0.345
Forfeited	-	-
Non Vested at September 30	$-	$0.345

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the year ended September 30, 2015 and 2014, compensation expense recorded for the restricted stock awards was approximately $9,000 and $95,000, respectively.

9.	2015 Restricted Stock

On August 6, 2015, we entered into separate consulting agreements with two investor relations firms, Excelsior Global Advisors LLC (“Excelsior”) and Acorn Management Partners, LLC (“Acorn”). In consideration of the services to be provided under and in accordance with the terms of each consulting agreement, we issued 300,000 shares of Common Stock subject to time-based vesting restrictions to each of Excelsior and John R. Exley, Acorn’s Chief Executive Officer and the party designated by Acorn to receive its shares, at an agreed upon value of $0.35 per share, which was the closing price of our common stock on August 6, 2015. 150,000 of shares of common stock granted to each of Excelsior and Mr. Exley vested immediately upon issuance, and the remaining 150,000 shares are scheduled to vest in 75,000, 50,000 and 25,000 share increments on September 4, 2015, October 2, 2015, and November 4, 2015, respectively. The issuance and sale of the shares of common stock to Excelsior and Acorn has not been registered under the Securities Act, and such securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act based on the following facts: each of Excelsior and Acorn has represented that it is an accredited investor as defined in Regulation D promulgated under the Securities Act, that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, a distribution thereof in violation of applicable securities laws; that it understood that the securities would be issued as restricted securities and as a result, it must bear the economic risk of its investment in the securities for an indefinite period of time.

Restricted Stock activity for the year ended September 30, 2015 follows:

2015
Restricted Stock
Non Vested at October 1	-
Awarded	600,000
Vested	(450,000)
Forfeited	-
Non Vested at September 30	150,000

The weighted average restricted stock award date fair value information for the years ended September 30, 2015 follows:

2015
Non Vested at October 1	$-
Awarded	0.35
Vested	0.35
Forfeited	-
Non Vested at September 30	$0.35

For the year ended September 30, 2015, compensation expense recorded for the restricted stock awards was approximately $157,000.

10.	Coldstream Financing

In contemplation of the Merger, (the “Merger”), on April 19, 2013, the Company entered into a financing agreement (the “Financing Agreement”) with Coldstream Summit Ltd. (“Coldstream”) pursuant to which we agreed to issue and sell, and Coldstream agreed to purchase or assist in securing the purchase of $2,000,000 worth of units in a private offering within the 12-month period following the closing of the Merger (the “Coldstream Financing”). Each unit issued in the Coldstream Financing was to be sold at a price of $0.50 per share and was to consist of (i) one share of common stock and (ii) one warrant to purchase one share of common stock at an exercise price of $0.75 per share and with a term of 12 months. Pursuant to the Coldstream Financing, we issued and sold units consisting of 4,000,000 shares of common stock and warrants to purchase 4,000,000 shares of common stock for aggregate gross proceeds of $2,000,000. As of September 30, 2014, all warrants issued in connection with the Coldstream Financing had expired.

11.	Note Payable

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000. The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period. The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of September 30, 2015.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The allocation of funds to the warrants resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For the years ended September 30, 2015 and 2014, was approximately $11,000 of the loan discount was accreted to interest expense. As of September 30, 2015 and 2014 the accreted balance of the MLSC Loan was $966,824 and $955,766, respectively.

12.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company's indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2015 and 2014, no amounts have been accrued related to such indemnification provisions.

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

In exchange for the licenses granted in the agreement, the Company has paid MIT license maintenance fees and patent prosecution costs. The Company paid license maintenance fees of $45,000 to MIT in the fiscal year ended September 30, 2015 and $35,000 in the fiscal year ended September 30, 2014. For the years ended September 30, 2015 and 2014, the annual MIT license maintenance fees of $50,000 and $45,000, respectively, are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The license maintenance fees and patent prosecution costs cover the contract year beginning January 1 thru December 31.

Annual license maintenance obligations extend through the life of the patents. The following table reflects the Company’s annual license maintenance fee commitments:

Year Ending September 30,
2016	$50,000
2017	50,000
2018	50,000
2019	50,000
$200,000

In addition, MIT is entitled to royalties on applicable future product sales, if any. The annual payments may be applied towards royalties payable to MIT for that year for product sales.

The Company is obligated to indemnify MIT and related parties from losses arising from claims relating to the exercise of any rights granted to the Company under the license, with certain exceptions. The maximum potential amount of future payments the Company could be required to make under this provision is unlimited. The Company considers there to be a low performance risk as of September 30, 2015.

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

Leases

We do not own any real property. In October 2013, we entered into a one and one-half year operating sublease agreement pursuant to which we leased the office space of our relocated headquarters in Wellesley, Massachusetts for a base annual rent equal to $5,031 per month. In April 2015, we moved our corporate offices to a property in Framingham, Massachusetts. We entered into a month-to-month operating lease agreement, pursuant to which we are obligated to pay monthly rent of $2,000, with a minimum six month commitment. We believe our present offices are suitable for our current and planned near-term operations.

13.	Immaterial Corrections to Prior Period Financial Statements

The Company has determined that there had been an immaterial error in its accounting for the Series A Warrants, Series C Warrants, and Series D Warrants contained in its consolidated financial statements for the three and nine months ended June 30, 2015 filed with the Securities Exchange Commission on August 7, 2015. The Company determined that the Series A Warrants, Series C Warrants and Series D Warrants should have been presented in stockholders’ equity instead of as a liability. The Company assessed the materiality of this error in accordance with Staff Accounting Bulletin No. 99, Materiality, and the Company determined that, qualitatively,, the amounts would have no bearing on the decision making process of a reasonable investor. The Company intends to revise its consolidated financial statements for the periods ended June 30, 2015 through subsequent periodic filings. An adjustment was made to correct the error by increasing additional paid-in capital by $5,721,957, decreasing the long-term derivative liabilities, net of current portion by $6,344,817 and decreasing the fair value mark to market of derivative by $622,860

The following table sets forth the effects of the adjustments discussed above on the consolidated balance sheet as at June 30, 2015.

	Previously	Increase
	Reported	(Decrease)	Restated
	$	$	$
Liabilities
Derivative liabilities, net of current portion	6,344,817	(6,344,817)	-
Total long-term liabilities	7,491,377	(6,344,817)	1,146,560
Total liabilities	9,383,266	(6,344,817)	3,038,449

Stockholders’ deficit
Additional paid-in capital	8,566,193	5,721,957	14,288,150
Accumulated deficit	(14,624,760)	(622,860)	(14,001,900)
Total stockholders’ deficit	(6,065,411)	6,344,817	279,406

The following table sets forth the effects of the adjustments discussed above on the consolidated statement of operations for the three and nine months ended June 30, 2015

	Three months ended			Nine Months Ended
	Previously Reported	Increase (Decrease)	Restated	Previously Reported	Increase (Decrease)	Restated
	$	$	$	$	$	$
(Increase)/decrease to fair value of derivative	(925,384)	(622,860)	(302,524)	2,924,064	(622,860)	3,546,924
Total other income (expense)	(57,016)	(622,860)	565,844	2,013,925	(622,860)	2,636,785
Net (loss)/income	(1,395,245)	(622,860)	(772,385)	(1,850,066)	(622,860)	(1,227,206)

The following table sets forth the effects of the adjustments discussed above on the consolidated statement of cash flow as at June 30, 2015

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Net (loss)	(1,850,066)	(622,860)	(1,277,206)
Decrease to fair value of derivative	(2,924,064)	622,860	(3,546,924)

14.	Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for fiscal year ended September 30, 2014, to identify the non cash expense for the issuance of warrants of $7,541,693. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows

15.	SUBSEQUENT EVENTS

During the period commencing October 1, 2015 and ending on December 10, 2015, an additional 255,000 of Convertible Notes and $12,470 of accrued interest have been converted for an aggregate issuance of 1,337,347 shares of the Company’s Common Stock.

EXHIBIT INDEX

The following exhibits are being filed with this Annual Report on Form 10-K.

Exhibit
Number	Description of Exhibit

2.1**	Agreement and Plan of Merger dated May 10, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the SEC on May 13, 2013)(File Number 333-178883)

3.1**	Restated Articles of Incorporation of Arch Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed by the Company with the SEC on December 12, 2014)(File Number 000-54986)

3.2**	Amended and Restated Bylaws of Arch Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 24, 2013)(File Number 333-178883)

10.1**	Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)(File Number 333-178883)

10.2**	Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)(File Number 333-178883)

10.3**	Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. dated April 19, 2013 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)(File Number 333-178883)

10.4**	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)(File Number 333-178883)

10.5**	Form of Warrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company with the SEC on April 25, 2013)(File Number 333-178883)

10.6**	Amended and Restated Exclusive Patent License Agreement dated May 23, 2011 between ABS and the Massachusetts Institute of Technology, as amended by the First Amendment to Amended and Restated Exclusive Patent License Agreement dated May 15, 2012 between ABS and the Massachusetts Institute of Technology, and further amended by the Second Amendment to Amended and Restated Exclusive Patent License Agreement dated February 1, 2013 between ABS and the Massachusetts Institute of Technology, as further amended by the Third Amendment to Amended and Restated Exclusive Patent License Agreement dated April 30, 2013 between ABS and the Massachusetts Institute of Technology, and as further amended by the Letter Agreement dated June 10, 2013 between ABS and the Massachusetts Institute of Technology (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)(File Number 333-178883)

10.7#**	Termination Agreement and Release dated June 25, 2013, between ABS and Terrence W. Norchi (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)(File Number 333-178883)

10.8#**	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)(File Number 333-178883)

10.9#**	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Alan T. Barber (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)(File Number 333-178883)

10.10#**	Executive Employment Agreement, effective July 8, 2013, by and between Arch Therapeutics, Inc. and William M. Cotter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 8, 2013)(File Number 000-54986)

10.11**	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)(File Number 000-54986)

10.12#**	Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 24, 2013)(File Number 333-178883)

10.13#**	Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)(File Number 000-54986)

10.14#**	Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)(File Number 000-54986)

10.15#**	Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 14, 2013)(File Number 000-54986)

10.16**	Life Sciences Accelerator Funding Agreement dated September 30, 2013 between Arch Therapeutics, Inc. and the Massachusetts Life Sciences Center (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)(File Number 000-54986)

63

10.17**	Form of Warrant to Purchase Shares of Common Stock dated September 30, 2013 issued by Arch Therapeutics, Inc. to the Massachusetts Life Sciences Center (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)(File Number 000-54986)

10.18**	Sublease dated August 30, 2013 and effective October 1, 2013, between Arch Therapeutics, Inc. and Stream Global Services, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on October 4, 2013)(File Number 000-54986)

10.19**	Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)(File Number 000-54986)

10.20**	Form of Series A Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)(File Number 000-54986)

10.21**	Form of Series B Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)(File Number 000-54986)

10.22**	Form of Series C Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)(File Number 000-54986)

10.23**	Form of Registration Rights Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on January 31, 2014)(File Number 000-54986)

10.24#**	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and Terrence W. Norchi Stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 27, 2014)(File Number 000-54986)

10.25#**	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and William M. Cotter (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on March 27, 2014)(File Number 000-54986)

10.26#**	Executive Employment Agreement, effective July 7, 2014, by and between Arch Therapeutics, Inc. and Richard E. Davis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 7, 2014)(File Number 000-54986)

10.27**	Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on December 2, 2014)(File Number 000-54986)

10.28**	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 13, 2015)(File Number 000-54986)

10.29**	Form of 8% Convertible Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on March 13, 2015)(File Number 000-54986)

10.30**	Amendment to Series C Warrants to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on March 13, 2015)(File Number 000-54986)

64

10.31†**	Project Agreement by and between Arch Therapeutics, Inc. and the National University of Ireland Galway dated May 28, 2015 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 7, 2015) (File Number 000-54986)

10.32**	Amendment to Series C Warrants to Purchase Common Stock dated May 30, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 1, 2015) (File Number 000-54986)

10.33#**	Separation Agreement dated June 15, 2015 by and between Arch Therapeutics, Inc. and William M. Cotter incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by the Company with the SEC on August 7, 2015) (File Number 000-54986)

10.34**	Amendment to Series A and Series C Warrants to Purchase Common Stock dated June 22, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 23, 2015) (File Number 000-54986)

10.35**	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 6, 2015) (File Number 000-54986)

10.36**	Form of Series D Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on July 6, 2015) (File Number 000-54986)

10.37**	Registration Rights Agreement dated June 30, 2015, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on July 6, 2015) (File Number 000-54986)

10.38#**	First Amendment to Executive Employment Agreement, dated July 27, 2015, by and between Arch Therapeutics, Inc. and Richard E. Davis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 31, 2015) (File Number 000-54986)

10.39**	Form of MLSC Subordination Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on September 9, 2015) (File Number 000-54986)

10.40#**	Consulting Agreement dated October 15, 2015 by and between Arch Therapeutics, Inc. and Dr. Arthur Rosenthal (incorporated by reference to Exhibit 10.40 of Arch Therapeutics, Inc.’s Registration Statement on Form S-1/A filed with the SEC on October 16, 2015)(File Number 333-206873)

21.1**	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 26, 2013)(File Number 333-178883)

23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Previously filed.
†	Confidential treatment has been granted as to certain portions of these Exhibits
#	Management contract or compensatory plan or arrangement.

65