Form 10-Q
period 2016-03-31
Arch Therapeutics, Inc.
filed 2016-04-28
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 27, 2016, 116,827,248 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of March 31, 2016 (Unaudited) and September 30, 2015

	March 31, 2016 (Unaudited)	September 30, 2015
ASSETS
Current assets:
Cash	$1,669,249	$3,960,100
Prepaid expenses and other current assets	90,119	42,919
Total current assets	1,759,368	4,003,019

Total assets	$1,759,368	$4,003,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$135,615	$231,761
Accrued expenses and other liabilities	163,386	245,478
Convertible notes, net of unamortized discount	100,000	473,747
Current derivative liabilities	-	335,092
Total current liabilities	399,001	1,286,078

Long-term liabilities:
Note payable, net of unamortized discount	972,353	966,824
Accrued interest, net of current portion	270,500	210,000
Total long-term liabilities	1,242,853	1,176,824

Total liabilities	1,641,854	2,462,902

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.001 par value, 300,000,000 shares authorized, 110,423,588 and 107,592,205 shares issued and outstanding as of March 31, 2016 and September 30, 2015, respectively	110,424	107,392
Additional paid-in capital	18,139,021	17,154,945
Accumulated deficit	(18,131,931)	(15,722,220)
Total stockholders’ equity	117,514	1,540,117

Total liabilities and stockholders' equity	$1,759,368	$4,003,019

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended March 31, 2016 and 2015

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	868,433	853,177	1,733,946	1,723,533
Research and development expenses	386,285	402,495	800,288	802,230
Total operating expenses	1,254,718	1,255,672	2,534,234	2,525,763

Operating loss	(1,254,718)	(1,255,672)	(2,534,234)	(2,525,763)

Other income (expense):
Interest expense	(66,823)	(50,556)	(210,569)	(78,320)
Gain on exercise of warrants and conversion of debt	13,503	-	142,964	224,000
Loss on warrant derivative modification	-	(624,016)	-	(1,924,186)
Decrease to fair value of derivative	54,982	1,096,278	192,128	3,849,448
Total other income	1,662	421,706	124,523	2,070,942

Net loss	$(1,253,056)	$(833,966)	$(2,409,711)	$(454,821)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted common shares - basic and diluted	109,524,010	76,076,487	109,069,824	74,716,734

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2016 and 2015

	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Cash flows from operating activities:
Net loss	$(2,409,711)	$(454,821)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	358,330	609,272
Noncash interest expense on notes payable	210,569	78,320
Issuance of restricted stock for services	52,500	8,625
Gain on exercise of warrants and conversion of debt	(142,964)	(224,000)
Loss on warrant derivative modification	-	1,924,186
Decrease to fair value of derivative	(192,128)	(3,849,448)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(47,200)	11,029
Increase (decrease) in:
Accounts payable	(96,146)	28,267
Accrued expenses and other liabilities	(64,101)	58,650
Net cash used in operating activities	(2,330,851)	(1,809,920)

Cash flows from financing activities:
Proceeds from exercise of warrants	40,000	800,000
Proceeds from issuance of convertible notes	-	750,000
Net cash provided by financing activities	40,000	1,550,000

Net increase in cash	(2,290,851)	(259,920)

Cash, beginning of period	3,960,100	833,520

Cash and cash equivalents, end of period	$1,669,249	$573,600

Non-cash financing activities
Conversion of 8% convertible notes and accrued interest to common stock	$536,278	$-

The accompanying notes are an integral part of these consolidated financial statements

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Organization and Description of Business

Arch Therapeutics, Inc., (together with its subsidiary, the “Company” or “Arch”) was incorporated under the laws of the State of Nevada on September 16, 2009, under the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, the Company completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company abandoned its prior business plan and changed its operations to the business of a biotechnology company. Our current principal offices are located in Framingham, Massachusetts.

For financial reporting purposes, the Merger represented a “reverse merger”. ABS was deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the accumulated deficit and the historical operations that are reflected in the Company’s unaudited interim consolidated financial statements prior to the Merger are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information has been consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in this report.

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

The Company expects to incur substantial expenses for the foreseeable future relating to research, development and commercialization of its potential products. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, prior to or during October 2016 in order to continue to fund operations. However, there can be no assurance that the Company will be successful in securing additional resources when needed, on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments related to the recoverability of assets that might be necessary despite this uncertainty.

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 15 of our Form 10-K for the fiscal year ended September 30, 2015. There have been no material changes to our significant accounting policies during the six months ended March 31, 2016.

Basis of Accounting

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

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” was issued by the Financial Accounting Standards Board (FASB) in March 2016. The purpose of this amendment is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2016-02, “Leases (Topic 842)” was issued by the FASB in February 2016. The purpose of this amendment requires the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes” was issued by the FASB in November 2015. The purpose of this amendment requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2016 and September 30, 2015.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three and six month periods ended March 31, 2016 and 2015 there were no impairments of long-lived assets.

Convertible Debt

The Company records a discount to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt through their date of maturity. If a security or instrument becomes convertible only upon the occurrence of a future event outside the control of the Company, or, is convertible from inception, but contains conversion terms that change upon the occurrence of a future event, then any contingent beneficial conversion feature is measured and recognized when the triggering event occurs and the contingency has been resolved.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of March 31, 2016 and September 30, 2015.

Research and Development

The Company expenses internal and external research and development costs, including costs of funded research and development arrangements, in the period incurred.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC 718, Compensation-Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company accounts for non-employee stock-based compensation in accordance with the guidance of ASC 505, Equity, which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. ASC 505 requires the Company to re-measure the fair value of stock options issued to non-employees at each reporting period during the vesting period or until services are complete.

In accordance with ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends. The Company has a limited history of market prices of its common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), using historical volatilities of similar public entities. The Company uses a simplified method for all “plain vanilla” options, as defined in SAB No. 107 and the contractual term for all other employee and non-employee awards to estimate the expected life. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

Fair Value Measurements

The Company measures both financial and nonfinancial assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures. The standard created a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s expectations about the assumptions market participants would use in pricing the asset or liability.

At March 31, 2016 and September 30, 2015, the carrying amounts of cash, accounts payable, accrued liabilities, and convertible notes approximate fair value because of their short-term nature. The fair value of note payable, which is influenced by interest rates and the company’s liquidity, approximates carrying value.

Subsequent Events

The Company evaluated all events or transactions that occurred through April 27, 2016 the date which these unaudited interim consolidated financial statements were available to be issued. The Company disclosed material subsequent events in Note 9 of these unaudited interim consolidated financial statements.

Going Concern Basis of Accounting

The Company does not currently believe its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. As reflected in the unaudited interim consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2016, there is substantial doubt about our ability to continue as a going concern. The unaudited interim consolidated financial statements included in this report do not include any adjustments that might be necessary should operations discontinue. The Company expects to incur substantial expenses for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. The Company does not have sufficient cash to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has funded its operations primarily through equity and debt financings.

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

As of March 31, 2016, a total of 8,479,212 options had been issued to employees and directors and 4,652,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three and six months ended March 31, 2016, the Company did not grant options to employees and directors or to consultants to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards outstanding during the three and six months ended March 31, 2016 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of share based compensation for the three and six months ended March 31, 2016; expected volatility, 76.57% - 119.44%, risk-free interest rate, 0.58% - 2.40%, expected dividend yield, 0.00%, expected term, 1 to 10 years.

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

Stock compensation plan activity is as follows:

Common Stock Options

Stock compensation activity under the 2013 Plan for the six months ended March 31, 2016 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	10,776,500	$0.30	-	$-
Awarded	-	-	-	-
Exercised	-	-	-	-
Forfeited	(37,500)	$0.22	-	-
Outstanding at March 31, 2016	10,739,000	$0.31	5.67	593,828
Vested	9,816,751	$0.31	4.87	434,330
Vested and expected to vest at March 31, 2016	10,739,000	$0.31	5.67	593,828

As of March 31, 2016, 4,381,704 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s unaudited interim consolidated statements of operations for the three months ended March 31, 2016 and 2015 resulting from outstanding stock option awards to the Company’s employees, directors and consultants was approximately $210,000 and $331,000, respectively. Of this amount during the three months ended March 31, 2016 and 2015, approximately $114,000 and $153,000 respectively was recorded to research and development expenses, and approximately $96,000 and $178,000, respectively was recorded in general and administrative expenses in the Company’s unaudited interim consolidated statements of operations. Share-based compensation expense recorded in the Company’s unaudited interim consolidated statements of operations for the six months ended March 31, 2016 and 2015 resulting from outstanding stock option awards to the Company’s employees, directors and consultants was approximately $358,000 and $609,000, respectively. Of this amount during the six months ended March 31, 2016 and 2015, approximately $168,000 and $274,000 respectively was recorded to research and development expenses, and approximately $190,000 and $335,000, respectively was recorded in general and administrative expenses in the Company’s unaudited interim consolidated statements of operations.

As of March 31, 2016, there is approximately $219,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.18 years.

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

Restricted stock activity for the six months ended March 31, 2016 is as follows:

Restricted Stock
Non Vested at September 30, 2015	150,000
Awarded	-
Vested	(150,000)
Forfeited	-
Non Vested at March 31, 2016	-

The weighted average restricted stock award date fair value information for the six months ended March 31, 2016 is as follows:

Non Vested at September 30, 2015	$0.35
Awarded	-
Vested	0.35
Forfeited	-
Non Vested at March 31, 2016	$-

For the three and six months ended March 31, 2016, compensation expense recorded for the restricted stock awards was $0 and $52,500, respectively.

5.	8% CONVERTIBLE NOTES

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

During the three months ended March 31, 2016, $195,000 of Notes and $15,381 of accrued interest were converted into 1,051,904 shares of the Company’s Common Stock. During the six months ended March 31, 2016, $505,000 of Notes and $31,278 of accrued interest were converted into 2,681,383 shares of the Company’s Common Stock. As of March 31, 2016 and September 30, 2015 principal amounts outstanding under the Notes amounted to $100,000 and $605,000, respectively. On April 4, 2016, the remaining $100,000 of Notes and $8,622 of accrued interest were converted into 543,111 shares of the Company’s Common Stock.

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

On the Closing Date, the derivative liability was recorded at fair value of $354,988 with the remaining proceeds of $395,012 allocated to the Notes. The allocation of funds to the derivative liability resulted in a discount on the Notes, which is being accreted to interest expense over the life of the loan. For the three and six months ended March 31, 2016, $29,101 and $131,252, respectively of the loan discount has been accreted to interest expense. As of March 31, 2016 the accreted balance of the outstanding Notes was $100,000. On April 4, 2016, the remaining $100,000 of Notes and $8,622 of interest were converted into 543,111 shares of the Company’s Common Stock.

As a result of the conversion of notes we recorded other income of $13,503 and $142,964 for the three and six months ended March 31, 2016, respectively and due to the change in the estimated fair value of the derivative liability we recorded other income of $54,982 and $192,128 for the three and six months ended March 31, 2016, respectively. As of March 31, 2016, the remaining derivative liability balance was deemed to be immaterial to the accompanying unaudited interim consolidated financial statements.

Fair Value Measurements Using Significant Unobservable
Inputs
(Level 3)

Convertible Debt Derivative Liability
Beginning balance at September 30, 2015	$335,092

Conversion of notes	(142,964)

Adjustments to estimated fair value	(192,128)

Ending balance at March 31, 2016	$-

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

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the principal amount of $1,000,000. The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive from third parties other than our then-existing shareholders net proceeds of $5,000,000 or more in a 12-month period. The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of March 31, 2016.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The warrant valuation was derived at the date of grant with the Black-Scholes option pricing model with the following assumptions: risk free rate 2.64%, dividend yield 0.0%, expected life of 10 years, and volatility 114%. The fair value of the warrants was recorded as an increase to additional paid-in capital. The allocation of funds to the warrants resulted in a discount on the loan, which is being accreted to interest expense over the life of the loan. For both the three months ended March 31, 2016 and 2015, $2,764 of the loan discount has been accreted to interest expense. For both the six months ended March 31, 2016 and 2015, $5,529 of the loan discount has been accreted to interest expense. As of March 31, 2016 and September 30, 2015 the accreted balance of the MLSC Loan was $972,353 and $966,824, respectively.

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

The 2014 Warrants were exercisable immediately upon issuance. The Series A warrants had an initial exercise price of $0.30 per share and expire five years from the date of their issuance. The Series B warrants had an initial exercise price of $0.35 per share and expired on the earlier of 12 months after their issuance date or six months after the first date on which the resale of all Registrable Securities (as defined in the 2014 Registration Rights Agreement) is covered by one or more effective registration statements. The Series B warrants expired on January 2, 2015. The Series C warrants had an initial exercise price of $0.40 per share and an initial expiration on the earlier of 18 months after their issuance date or nine months after the first date on which the resale of all Registrable Securities (as defined in the 2014 Registration Rights Agreement) is covered by one or more effective registration statements. The Series C warrants were set to expire on April 2, 2015 and, as described below, were amended to expire on July 2, 2016. The number of shares of the Company’s Common Stock into which each of the 2014 Warrants is exercisable and the exercise price therefore were subject to adjustment as set forth in the 2014 Warrants, including, without limitation, adjustment to both the exercise price of the 2014 Warrants in the event of certain subsequent issuances and sales of shares of the Company’s Common Stock (or securities convertible or exercisable into shares of Common Stock) at a price per share lower than the then-effective exercise price of the 2014 Warrants, in which case the per share exercise price of the 2014 Warrants would be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the 2014 Warrants would be adjusted accordingly so that the aggregate exercise price upon full exercise of the 2014 Warrants immediately before and immediately after such per share exercise price adjustment were equal. The 2014 Warrants are also subject to customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders, and provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially would then own more than 4.9% of the Company’s Common Stock. The 2014 Warrants also provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially owning more than 4.9% of our Common Stock.

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

On March 13, 2015, the Company issued unsecured 8% Convertible Notes in the aggregate principal amount of $750,000. The Company’s issuance of the Notes triggered the anti-dilution provisions of the Series A Warrants and, as a result, the exercise price of the Series A Warrants was reduced to $0.20 per share and the aggregate number of shares issuable under the Series A Warrants increased by 5,700,000 shares from 11,400,000 shares to 17,100,000 shares. In addition, on March 13, 2015 and May 30, 2015, respectively the expiration date of the Series C Warrants was extended to June 2, 2015 and July 2, 2015, respectively. In conjunction with the March 13, 2015 amendment, the Company recognized a loss on the modification of warrants in the amount of $624,016, which was determined using Monte Carlo Simulation.

On June 22, 2015 the Company entered into an amendment to the Series A Warrants and Series C Warrants to purchase Common Stock (the “June 2015 Amendment”), with Cranshire Capital Master Fund, Ltd. (“Cranshire”), to (i) delete the full ratchet anti-dilution provisions set forth in the Series A Warrants and Series C Warrants; and (ii) extend the expiration date of the Series C Warrants from to 5:00 p.m., New York time, on July 2, 2015 to 5:00 p.m., New York time, on July 2, 2016. In consideration of Cranshire’s entrance into the June 2015 Amendment (and for no additional consideration), the Company agreed to issue to the holders of the 2014 Warrants up to 570,000 shares of Company’s Common Stock subject to the delivery by each such holder of an investor certificate to the Company (such shares of Common Stock, the “Inducement Shares”). All 570,000 Inducement Shares have been issued. As of June 22, 2015, the Company determined that its Series A and C Warrants were eligible for equity classification due to the elimination of the full ratchet anti-dilution provision. As a result, as of June 22, 2015, the derivative liabilities were reclassified as equity within the Company’s consolidated financial statements.

During the three and six months ended March 31, 2016, Series C Warrants had been exercised on a cash basis for an aggregate issuance of 200,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $40,000. During the three and six months ended March 31, 2015, Series B Warrants had been exercised on a cash basis for an aggregate issuance of 4,000,000 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $800,000.

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

Following each Closing, each 2015 Investor was also issued Series D Warrants to purchase shares of the Company’s Common Stock up to 100% of the 2015 Shares purchased by such 2015 Investor under such 2015 Investor’s Subscription Agreement. The Series D Warrants have an exercise price of $0.25 per share, are exercisable immediately after their issuance and have a term of exercise equal to five years after their issuance date. The number of shares of the Company’s Common Stock into which each of the Series D Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series D Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, at anytime during the term of the Series D Warrants, the Company may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by the Board of the Company.

Common Stock

At the June 30, 2015 Initial Closing Date of the 2015 Private Placement Financing, the Company issued 13,936,367 shares of Common Stock. On July 2, 2015, the Company conducted the Second Closing pursuant to which it sold and one of the 2015 Investors purchased 454,387 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series D Warrants relating to the aforementioned 2015 Private Placement Financing in accordance with ASC 815-40, Derivatives and Hedging. Because the Series D Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity in the accompanying unaudited interim consolidated financial statements.

9.	SUBSEQUENT EVENTS

During the period commencing April 1, 2016 and ending on April 27, 2016, additional Series A and Series C Warrants have been exercised for an aggregate issuance of 2,699,725 shares of the Company’s Common Stock at an exercise price of $0.20 per share, resulting in gross proceeds to the Company of $539,945.  In addition, 1,400,000 Series A Warrants were exercised on a cashless basis, resulting in the issuance of 727,084 shares of the Company’s Common Stock. Also during this period additional Series D Warrants have been exercised for an aggregate issuance of 2,404,227 shares at an exercise price of $0.25 per shares, resulting in gross proceeds to the Company of $601,057. During April 2016, the remaining $100,000 of Notes and $8,622 of accrued interest were converted into 543,111 shares of the Company’s Common Stock.

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

Our long-term business plan includes the following goals:

•	conducting additional successful biocompatibility studies and clinical trials on AC5;

•	expanding, maintaining and protecting of our intellectual property portfolio;

•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 in the EU, the U.S., and other jurisdictions as we may determine;

•	developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding to support the milestones described above and our operations generally;

•	work with our large scale manufacturing partners to continue to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	complete clinical trial protocols and Clinical Investigational Plans with principal investigators for AC5 and submit applications to Ethics Committee and required authoritative agencies for initiation of additional initial clinical trials;

•	commence additional and complete our current human clinical trial(s) for AC5, the timeframe for which is dependent upon successful completion of certain manufacturing, regulatory, and biocompatibility activities;

•	continue to expand and enhance our financial and operational reporting and controls;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and

•	assess our self-assembling peptide platform in order to identify and select product candidates for advancement into development.

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We have net losses for the three months ended March 31, 2016 and 2015 of $1,253,056 and $833,966, respectively. The net losses for the three months ended March 31, 2016 and 2015 can be attributed to general and administrative costs and increased research and development expenses associated with pre-clinical development expenses, manufacturing and quality management system consulting and advisory related expenses. For the six months ended March 31, 2016 and 2015, we have net losses of $2,409,711 and $454,821, respectively. We devote a significant amount of our efforts towards fundraising and product research.

Recent Developments

During the three months ended March 31, 2016, the Company announced that (i) it had initiated patient enrollment and treatment in its first clinical trial in Western Europe, (ii) it had received an internationally recognized ISO quality certification, and (iii) it had obtained favorable results from a broad panel of preclinical biocompatibility tests that were performed on AC5 in support of Arch’s planned filing of a CE Mark application that indicate that AC5's peptide structure and mechanism of action, which is based on the formation of a local physical-mechanical barrier at the wound site, does not promote toxicity to the overall biological system following exposure to AC5. In addition, on April 5, 2016 and April 11, 2016, respectively, the Company announced that notices of allowance from the U.S. Patent Office had been received on a broad composition-of-matter patent and a broad method of use patent that are assigned to the Massachusetts Institute of Technology (MIT) and Versitech Limited and are exclusively licensed worldwide to Arch. The broad composition claims of the composition-of-matter patent cover Arch's present and proposed products, which contain peptides that self-assemble into barrier structures on tissue that inhibit or prevent the passage of bodily fluids, and the broad method claims of the method of use patent cover techniques for preventing the loss or unwanted movement of body fluids. In addition, the Company has initiated the FDA regulatory process.

During the six months ended March 31, 2016, $505,000 of principal on the Company’s outstanding convertible notes and $31,278 of associated accrued interest were converted into an aggregate of 2,681,383 shares of common stock.  In addition, during six months ended March 31, 2016, Series C Warrants had been exercised on a cash basis for an aggregate issuance of 200,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $40,000.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	March 31,	March 31,	Increase
	2016	2015	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	868,433	853,177	15,256
Research and development	386,285	402,495	(16,210)
Loss from operations	(1,254,718)	(1,255,672)	(954)
Other income	1,662	421,706	(420,044)
Net loss	(1,253,056)	(833,966)	419,090)

Revenue

We did not generate revenue in either of the three months ended March 31, 2016 and 2015.

General and Administrative Expense

General and administrative expenses during the three months ended March 31, 2016 were $868,433, an increase of $15,256 compared to $853,177 for the three months ended March 31, 2015. The increase in general and administrative expense is primarily attributable to an increase in patent-related expenses partially offset by a decrease in stock based compensation and payroll expenses.

Research and Development Expense

Research and development expenses during the three months ended March 31, 2016 were $386,285, a decrease of $16,210 compared to $402,495 for the three months ended March 31, 2015. The decrease in research and development expense is primarily attributable to an increase in expenses associated with pre-clinical development expenses and manufacturing and quality management system consulting and advisory related expenses offset primarily by a decrease in stock based compensation expenses. Research and development expenses are expected to increase as a result of our plans to expand clinical programs and clinical studies as resources permit. The Company has initiated patient enrollment and treatment in its first clinical trial in Western Europe.

Other Income (Expense)

Other income during the three months ended March 31, 2016 was $1,662 a decrease of $420,044 compared to other income of $421,706 for the three months ended March 31, 2015. This decrease resulted from a change in adjustments to derivative liabilities of $403,777 during fiscal 2016 as compared to fiscal 2015. Other income during the three months ended March 31, 2016 was attributed primarily to a net gain on adjustments of derivative liabilities related to our outstanding warrants of $68,485, partially offset by interest expense of $66,823.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

	March 31,	March 31,	Increase
	2016	2015	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	1,733,946	1,723,533	10,413
Research and development	800,288	802,230	(1,942)
Loss from operations	(2,534,234)	(2,525,763)	8,471
Other income	124,523	2,070,942	(1,946,419)
Net loss	(2,409,711)	(454,821)	1,954,890)

Revenue

We did not generate revenue in either of the six months ended March 31, 2016 and 2015.

General and Administrative Expense

General and administrative expenses during the six months ended March 31, 2016 were $1,733,946, an increase of $10,413 compared to $1,723,533 for the six months ended March 31, 2015. The increase in general and administrative expense is primarily attributable to an increase in patent-related expenses partially offset by a decrease in stock based compensation.

Research and Development Expense

Research and development expenses during the six months ended March 31, 2016 were $800,288, a decrease of $1,942 compared to $802,230 for the six months ended March 31, 2015. The decrease in research and development expense is primarily attributable to an increase in expenses associated with pre-clinical development expenses and manufacturing and quality management system consulting and advisory related expenses offset primarily by a decrease in stock based compensation expenses. Research and development expenses are expected to increase as a result of our plans to expand clinical programs and clinical studies as resources permit. The Company has initiated patient enrollment and treatment in its first clinical trial in Western Europe.

Other Income (Expense)

Other income during the six months ended March 31, 2016 was $124,523 a decrease of $1,946,419 compared to other income of $2,070,942 for the six months ended March 31, 2015. This decrease resulted from a change in adjustments to derivative liabilities of $1,814,170 during fiscal 2016 as compared to fiscal 2015. Other income during the six months ended March 31, 2016 was attributed primarily to a net gain on adjustments of derivative liabilities related to our outstanding notes of $335,092 partially offset by interest expense of $210,569.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At March 31, 2016, we had cash of $1,669,249 and positive working capital of $1,360,367.

Cash Used in Operating Activities

Working Capital

At March 31, 2016, we had total current assets of $1,759,368 (including cash of $1,669,249) and working capital of $1,360,367. Our working capital as of March 31, 2016 and September 30, 2015 is summarized as follows:

	March 31,	September 30,
	2016	2015
Total Current Assets	$1,759,368	$4,003,019
Total Current Liabilities	399,001	1,286,078
Working Capital	$1,360,367	$2,716,941

Total current assets as of March 31, 2016 were $1,759,368, a decrease of $2,243,651 compared to $4,003,019 as of September 30, 2015. The decrease in current assets is primarily attributable to general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of March 31, 2016 and September 30, 2015 were comprised primarily of cash, prepaid expenses and other current assets.

Total current liabilities as of March 31, 2016 were $399,001, a decrease of $887,077 compared to $1,286,078 as of September 30, 2015. The decrease is primarily due to the conversion of $505,000 of convertible notes into equity and an adjustment to the fair value of the derivative liabilities associated with these Notes, partially offset by the timing of payments in accounts payable. Our total current liabilities as of March 31, 2016 and September 30, 2015 were comprised primarily of the current portion of the derivative liability, the convertible notes, accounts payable and accrued expenses.

Cash Flow for the Six Months Ended

	March 31,	March 31,
	2016	2015
Cash Used in Operating Activities	$(2,330,851)	$(1,809,920)
Cash Used in Investing Activities	-	-
Cash Provided by Financing Activities	40,000	1,550,000
Net decrease in cash	$(2,290,851)	$(259,920)

Cash Used in Operating Activities

Cash used in operating activities increased $520,931 during the six months ended March 31, 2016 to $2,330,851 compared to $1,809,920 during the six months ended March 31, 2015. The increase was primarily due to an increase in general and administrative expense primarily attributable to increased intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

There was no cash used in investing activities during the six months ended March 31, 2016 and 2015, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $1,510,000 to $40,000 during the six months ended March 31, 2016, compared to $1,550,000 during the six months ended March 31, 2015. For the six months ended March 31, 2016, the cash provided by financing resulted from the exercise of the Series C Warrants to purchase 200,000 shares of our Common Stock. For the six months ended March 31, 2015, the cash provided by financing resulted from the $800,000 in proceeds received by us from the exercise of Series B Warrants to purchase 4,000,000 shares of our Common Stock and proceeds received of $750,000 from the issuance of the 8% Convertible Note.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. We estimate that our cash requirements for our fiscal year ending September 30, 2016 will be approximately $5,500,000. We estimate that we currently have sufficient cash to operate our business into October 2016. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

Going Concern

From inception through March 31, 2016 we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2016, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of March 31, 2016 and September 30, 2015.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company accounts for non-employee stock-based compensation in accordance with the guidance of ASC 505, Equity (“ASC 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. ASC 505 requires the Company to re-measure the fair value of stock options issued to non-employees at each reporting period during the vesting period or until services are complete.

In accordance with ASC 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the Common Stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a history of market prices of its Common Stock, and as such volatility is estimated in accordance with ASC 718-10-S99 and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), using historical volatilities of similar public entities. For the life term for awards, the Company uses the simplified method for all “plain vanilla” options, as defined in SAB No. 107 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

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

Recent Accounting Guidance

Accounting Standards Update (ASU) 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” was issued by the Financial Accounting Standards Board (FASB) in March 2016. The purpose of this amendment is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2016-02, “Leases (Topic 842)” was issued by the FASB in February 2016. The purpose of this amendment requires the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes” was issued by the FASB in November 2015. The purpose of this amendment requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2016, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require significant additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. Moreover, our cash position is vastly inadequate to support our business plans and substantial additional funding will be needed in order to pursue those plans, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements into October 2016.

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

Based on our current operating expenses and working capital requirements, we believe that our current cash and cash equivalents on hand will only be sufficient to meet our anticipated cash requirements into October 2016. In addition to the funds raised from our previous equity and convertible debt financings and borrowings under the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) that we entered into with Massachusetts Life Sciences Center (“MLSC”), we will need to obtain additional financing on or prior to October 2016 to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities, particularly as we commence preclinical and clinical development for our lead product candidate, AC5. In particular, we currently estimate that we will require up to $10,000,000 to $14,000,000 and potentially more in additional capital to obtain regulatory approval of AC5 in the U.S. and Europe. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our research, preclinical, and clinical development activities;

•	the scope, progress and results of our research and development collaborations;

•	the extent of potential direct or indirect grant funding for our research and development activities;

•	the scope, progress, results, costs, timing and outcomes of any regulatory process and clinical trials conducted for any of our product candidates;

•	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;

•	the timing of and the costs involved in obtaining regulatory approvals for our product candidates;

•	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the costs associated with maintaining and expanding our product pipeline;

•	the costs associated with expanding our geographic focus;

•	operating revenues, if any, received from sales of our product candidates, if any are approved by the U.S. Food and Drug Administration (“FDA”) or other applicable regulatory agencies;

•	the cost associated with being a public company, including obligations to regulatory agencies, and increased investor relations and corporate communications expenses; and

•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees.

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We have sought funding through collaborative arrangements, such as the Project Agreement that we entered into with the National University of Ireland Galway (“NUIG”) on May 28, 2015, and we may continue to seek funding through additional collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all. In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the MLSC Loan Agreement (i) restricting our ability to incur certain types of additional indebtedness, and (ii) that would cause all amounts under the MLSC Loan Agreement to become immediately due and payable if we receive net proceeds of $5,000,000 or more in one or more financing transactions in any 12-month period from third parties other than our then existing shareholders. These restrictions and provisions, which are discussed in greater detail below under the risk factor entitled “Our current and any future debt facilities or instruments may require us to use our limited capital to repay amounts owed and may impose limitations on our operations, which could negatively affect our business plans,” could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to additional covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. Finally, servicing the interest and principal repayment obligations under our debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

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

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As disclosed in Item 9A of Part II of our Annual Report on Form 10-K and Item 4 of Part I of our Quarterly Reports on Form 10-Q filed with the SEC, management has identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting as of September 30, 2015. A material weakness in internal control over financial reporting is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded in our latest annual assessment that our internal control over financial reporting was not effective as of September 30, 2015, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

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

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. While the Company has initiated patient enrollment and treatment in its first clinical trial in Western Europe, clinical trials that are planned or which have or shall commence for any of our product candidates could be delayed, limited or fail for a number of reasons, including if:

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

As of March 31, 2016, we jointly owned a small number of U.S. patents, U.S. patent applications and international (PCT) patent applications with certain of our collaborators. The rights of our collaborators to these patents, patent applications and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

Our patent portfolio, which covers self-assembling peptides and methods of use thereof, includes four patents that have been either allowed, issued or granted, and seventeen pending applications in eight jurisdictions. We have also entered into a license agreement with MIT pursuant to which we have been granted exclusive rights under one portfolio of patents and non-exclusive rights under another portfolio of patents. The portfolio exclusively licensed from MIT includes twelve patents that have been either allowed, issued or granted and ten applications that are pending in a total of eight jurisdictions. The portfolio non-exclusively licensed from MIT includes a number of PCT applications which have now entered the national and regional phases outside of the US, including 7 issued patents in three jurisdictions that expire between 2016 and 2027 (absent patent term extension), and three pending patent applications in four jurisdictions.

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

If we issue additional shares in the future, including issuances of shares upon exercise of the Series D Warrants, or the 2014 Warrants, our existing stockholders will be diluted.

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

Similarly, between March 11, 2015 and through March 13, 2015, we entered into substantially similar Convertible Notes Subscription Agreements with three of our existing investors (the “Convertible Notes Investors”) pursuant to which we issued unsecured 8% Convertible Notes to the Convertible Notes Investors in the aggregate principal amount of $750,000. The remaining $100,000 in outstanding principal on our Convertible Notes, which bore interest on the unpaid principal balance at a rate equal to eight percent (8.0%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum and were convertible into shares of our Common Stock at a conversion price of $0.20 per share, was converted into shares of our Common Stock on April 4, 2016. After giving effect to approximately $46,073 of interest that was accrued under the Convertible Notes, a total of 3,980,359 shares of Common Stock were issued upon the conversion of the Convertible Notes at an average price of approximately $0.1884 per share.

Upon the closing of the 2014 Private Placement Financing on February 4, 2014, we issued an aggregate of 11,400,000 shares of our Common Stock, which equaled approximately 16% of our currently issued and outstanding Common Stock on the date the 2014 Private Placement Financing closed. Upon the closing of the 2014 Private Placement Financing, we also issued three series of Warrants to acquire up to an additional 34,200,000 shares of our Common Stock at initial exercise prices ranging from $0.30 per share (the Series A Warrants), $0.35 per share (the Series B Warrants), and $0.40 per share (the Series C Warrants). On December 1, 2014, the Company entered into that certain Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock, dated as of December 1, 2014, with Cranshire pursuant to which, among other things, the exercise prices of the Series B Warrants and Series C Warrants were lowered to $0.20 per share. Following the December 1, 2014 amendment, 4,000,000 shares underlying the Series B Warrants were exercised, and the remaining 7,400,000 expired unexercised on January 3, 2015 when the term of the Series B Warrants expired. As a result of the conversion price of our Convertible Notes, the closing of the Notes Offering and the subsequent issuance of the Convertible Notes triggered the Anti-Dilution Provisions of the Series A Warrants, which in turn reduced the exercise price of the Series A Warrants to $0.20 per share and increased the aggregate number of shares issuable under the Series A Warrants by 5,700,000 shares (or fifty-percent (50%)) from 11,400,000 shares to 17,100,000 shares. As of April 27, 2016, up to 2,500,275 shares may be acquired upon the exercise of the Series C Warrants and up to 5,950,000 shares may be acquired upon the exercise of the Series A Warrants.

Additionally, pursuant to the 2013 Plan, as of April 27, 2016, we were authorized to grant equity awards to our employees, directors and consultants for up to an aggregate of 15,091,195 shares (net of 1,318,750 options already exercised and 300,000 shares of restricted stock awarded) of our Common Stock (and such authorized amount may increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan), and in addition to the Series D Warrants granted in connection with the 2015 Private Placement Financing, the 2014 Warrants granted in connection with the 2014 Private Placement Financing and the Convertible Notes issued in the Notes Offering, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” we will need to obtain additional financing prior to or during October 2016 to continue operations and fund our planned future operations. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of April 27, 2016, Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, Dr. Avtar Dhillon, the Chairman of our Board of Directors, and James R. Sulat, a director, beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 19% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

ARCH THERAPEUTICS, INC.

Date: April 28, 2016	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2016	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)