Form 10-Q
period 2016-06-30
Arch Therapeutics, Inc.
filed 2016-07-28
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 27, 2016, 134,207,348 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of June 30, 2016 (Unaudited) and September 30, 2015

	June 30, 2016 (Unaudited)	September 30, 2015
ASSETS
Current assets:
Cash	$5,745,047	$3,960,100
Prepaid expenses and other current assets	157,989	42,919
Total current assets	5,903,036	4,003,019

Total assets	$5,903,036	$4,003,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$492,948	$231,761
Accrued expenses and other liabilities	189,275	245,478
Convertible notes, net of unamortized discount	-	473,747
Current derivative liabilities	-	335,092
Total current liabilities	682,223	1,286,078

Long-term liabilities:
Note payable, net of unamortized discount	975,118	966,824
Accrued interest, net of current portion	300,750	210,000
Total long-term liabilities	1,275,868	1,176,824

Total liabilities	1,958,091	2,462,902

Commitments and contingencies

Stockholders’ equity:

Common stock, $0.001 par value, 300,000,000 shares authorized, 133,024,279 and 107,592,205 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	131,024	107,392
Additional paid-in capital	23,711,632	17,154,945
Accumulated deficit	(19,897,711)	(15,722,220)
Total stockholders’ equity	3,944,945	1,540,117

Total liabilities and stockholders' equity	$5,903,036	$4,003,019

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended June 30, 2016 and 2015

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	1,294,050	813,122	3,027,995	2,536,654
Research and development expenses	438,627	525,107	1,238,915	1,327,337
Total operating expenses	1,732,677	1,338,229	4,266,910	3,863,991

Operating loss	(1,732,677)	(1,338,229)	(4,266,910)	(3,863,991)

Other income (expense):
Interest expense	(33,104)	(134,326)	(243,673)	(212,647)
Gain on exercise of warrants and conversion of debt	-	75,321	142,964	299,321
Gain (loss) on warrant derivative modification	-	927,373	-	(996,813)
Decrease (increase) to fair value of derivative	-	(302,524)	192,128	3,546,924
Total other income (expense)	(33,104)	565,844	91,419	2,636,785

Net loss	$(1,765,781)	$(772,385)	$(4,175,491)	$(1,227,206)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Weighted common shares - basic and diluted	120,999,849	76,804,674	113,031,986	75,396,047

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2016 and 2015

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Cash flows from operating activities:
Net loss	$(4,175,491)	$(1,227,206)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	769,671	859,627
Noncash interest expense on notes payable	243,674	212,332
Issuance of restricted stock for services	52,500	8,625
Gain on exercise of warrants and conversion of debt	(142,964)	(299,321)
Loss on warrant derivative modification	-	996,813
Decrease to fair value of derivative	(192,128)	(3,546,924)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(115,070)	(621)
Increase (decrease) in:
Accounts payable	21,301	323,850
Accrued expenses and other liabilities	(123,113)	46,059
Net cash used in operating activities	(3,661,620)	(2,626,766)

Cash flows from financing activities:
Proceeds from exercise of warrants	2,057,648	1,251,000
Net proceeds from issuance of common stock and warrants	3,388,919	3,066,000
Proceeds from issuance of convertible notes	-	750,000
Net cash provided by financing activities	5,446,567	5,067,000

Net increase in cash	1,784,947	2,440,234

Cash, beginning of period	3,960,100	833,520

Cash, end of period	$5,745,047	$3,273,754

Non-cash financing activities
Financing Costs on issuance of common stock and warrants	$333,320	$150,000
Conversion of 8% convertible notes and accrued interest to common stock	$644,900	$-
Issuance of inducement shares	$-	$100,050
Reclass of Series A and Series C Warrants from derivative liabilities to equity	$-	$3,263,753

The accompanying notes are an integral part of these consolidated financial statements

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 15 of our Form 10-K for the fiscal year ended September 30, 2015. There have been no material changes to our significant accounting policies during the nine months ended June 30, 2016.

Basis of Accounting

The unaudited interim consolidated financial statements include the accounts of Arch Therapeutics, Inc. and its wholly owned subsidiary, Arch Biosurgery, Inc., a biotechnology company. All intercompany accounts and transactions have been eliminated in consolidation.

The Company is in the development stage and is devoting substantially all of its efforts to developing technologies, raising capital, establishing customer and vendor relationships, and recruiting and retaining new employees.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued by the FASB in May 2014. The primary purpose of the ASU is to develop a common revenue standard for revenue recognition between the FASB and the International Accounting Standards Board (IASB). The ASU removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, among other items. We are a development stage company and do not currently generate revenue. ASU 2014-09 is effective for public business entities for annual periods beginning after December 15, 2017. While we are a development stage company and do not currently generate revenue, we currently anticipate generating revenue by the effective date of this ASU and therefore will be subject to this guidance. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations, financial position or disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2016 and September 30, 2015.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted future cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three and nine month periods ended June 30, 2016 and 2015 there were no impairments of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of June 30, 2016 and September 30, 2015.

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

At June 30, 2016 and September 30, 2015, the carrying amounts of cash, accounts payable, accrued liabilities, and convertible notes approximate fair value because of their short-term nature. The fair value of note payable, which is influenced by interest rates and the company’s liquidity, approximates carrying value.

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from July 1, 2016 and ending on July 27, 2016 the date which these unaudited interim consolidated financial statements were available to be issued. The Company disclosed material subsequent events in Note 12 of these unaudited interim consolidated financial statements.

Going Concern Basis of Accounting

As reflected in the unaudited interim consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2016, there is substantial doubt about our ability to continue as a going concern. The unaudited interim consolidated financial statements included in this report do not include any adjustments that might be necessary should operations discontinue. The Company expects to incur substantial expenses for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. The Company does not have sufficient cash to support its current operating plan. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants.

Correction of an Immaterial Error

The Company has determined that there had been an immaterial error in its accounting for the Series A Warrants, Series C Warrants, and Series D Warrants contained in its unaudited interim consolidated financial statements for the three and nine months ended June 30, 2015 filed with the Securities Exchange Commission on August 7, 2015. The Company determined that the Series A Warrants, Series C Warrants and Series D Warrants should have been presented in stockholders’ equity instead of as a liability.

The Company assessed the materiality of this error in accordance with Staff Accounting Bulletin No. 99, Materiality, and the Company determined that, qualitatively, the amounts would have no bearing on the decision making process of a reasonable investor.  The immaterial error has been corrected in the accompanying unaudited interim consolidated financial statements.

3.	Immaterial Correction of the June 30, 2015 Interim Consolidated Financial Statements

The Company has determined that there had been an immaterial error in its accounting for the Series A Warrants, Series C Warrants, and Series D Warrants contained in its unaudited interim consolidated financial statements for the three and nine months ended June 30, 2015 filed with the Securities Exchange Commission on August 7, 2015. The Company determined that as of June 22, 2015 the Series A Warrants and Series C Warrants should have been presented in stockholders’ equity instead of as a liability. In addition, the Company determined that as of June 30, 2015, the Series D Warrants should have been presented in stockholders’ equity instead of as a liability. The Company assessed the materiality of this error in accordance with Staff Accounting Bulletin No. 99, Materiality, and the Company determined that, qualitatively, the amounts would have no bearing on the decision making process of a reasonable investor. A restatement adjustment has been made as of and for the three and nine months ended June 30, 2015, to correct the error.

The following table sets forth the effects of the restatement adjustments discussed above on the consolidated balance sheet as at June 30, 2015.

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Liabilities
Derivative liabilities, net of current portion	6,344,817	(6,344,817)	-
Total long-term liabilities	7,491,377	(6,344,817)	1,146,560
Total liabilities	9,383,266	(6,344,817)	3,038,449

Stockholders’ (deficit) equity
Additional paid-in capital	8,566,193	5,721,957	14,288,150
Accumulated deficit	(14,624,760)	(622,860)	(14,001,900)
Total stockholders’ (deficit) equity	(6,065,411)	6,344,817	279,406

The following table sets forth the effects of the restatement adjustments discussed above on the consolidated statement of operations for the three and nine months ended June 30, 2015.

	Three months ended			Nine Months Ended
	Previously Reported	Increase (Decrease)	Restated	Previously Reported	Increase (Decrease)	Restated
	$	$	$	$	$	$
(Increase)/decrease to fair value of derivative	(925,384)	(622,860)	(302,524)	2,924,064	(622,860)	3,546,924
Total other income (expense)	(57,016)	(622,860)	565,844	2,013,925	(622,860)	2,636,785
Net loss	(1,395,245)	(622,860)	(772,385)	(1,850,066)	(622,860)	(1,227,206)

The following table sets forth the effects of the restatement adjustments discussed above on the consolidated statement of cash flow for the nine months ended June 30, 2015.

	Previously Reported	Increase (Decrease)	Restated
	$	$	$
Net loss	(1,850,066)	(622,860)	(1,227,206)
Decrease to fair value of derivative	(2,924,064)	622,860	(3,546,924)

4.	STOCK-BASED COMPENSATION

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

As of June 30, 2016, a total of 11,214,212 options had been issued to employees and directors and 4,702,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A. As of June 30, 2016, 2,278,777 shares are available for future grants under the 2013 Plan.

Share-based awards

During the three and nine months ended June 30, 2016, the Company granted options to employees and directors to purchase 2,735,000 and to consultants to purchase 50,000 shares of common stock under the 2013 Plan. The options have terms ranging from 3 to 10 years, are subject to vesting terms over periods ranging up to 3 years and have exercise prices ranging from $0.38 to $0.43.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards outstanding during the three and nine months ended June 30, 2016 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of share based compensation for the three and nine months ended June 30, 2016; expected volatility, 94.38% - 119.44%, risk-free interest rate, 0.52% - 2.4%, expected dividend yield, 0.00%, expected term, 1 to 10 years

Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. The Company has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company.

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

Stock compensation plan activity is as follows:

Common Stock Options

Stock compensation activity under the 2013 Plan for the nine months ended June 30, 2016 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)
Outstanding at September 30, 2015	10,776,500	$0.30	-	$-
Awarded	2,785,000	$0.39	-	-
Exercised	(362,500)	$0.19	-	-
Forfeited	(426,040)	$0.36	-	-
Outstanding at June 30, 2016	12,772,960	$0.32	6.27	$5,429,881
Vested	10,829,562	$0.31	4.94	$4,084,799
Vested and expected to vest at June 30, 2016	12,772,960	$0.32	6.27	$5,429,881

Share-based compensation expense recorded in the Company’s unaudited interim consolidated statements of operations for the three months ended June 30, 2016 and 2015 resulting from outstanding stock option awards to the Company’s employees, directors and consultants was approximately $349,000 and $250,000, respectively. Of this amount during the three months ended June 30, 2016 and 2015, approximately $60,000 and $122,000 respectively was recorded to research and development expenses, and approximately $289,000 and $128,000, respectively, was recorded in general and administrative expenses in the Company’s unaudited interim consolidated statements of operations. Share-based compensation expense recorded in the Company’s unaudited interim consolidated statements of operations for the nine months ended June 30, 2016 and 2015 resulting from outstanding stock option awards to the Company’s employees, directors and consultants was approximately $708,000 and $860,000, respectively. Of this amount during the nine months ended June 30, 2016 and 2015, approximately $228,000 and $397,000, respectively, was recorded to research and development expenses, and approximately $480,000 and $463,000, respectively was recorded in general and administrative expenses in the Company’s unaudited interim consolidated statements of operations.

As of June 30, 2016, there is approximately $753,047 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.96 years.

5.	2016 RESTRICTED STOCK

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant, are outside the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan) 100% of the grants will immediately vest.

Restricted stock activity for the nine months ended June 30, 2016 is as follows:

Non Vested at September 30, 2015	-
Awarded	2,000,000
Vested	-
Forfeited	-
Non Vested at June 30, 2016	2,000,000

The weighted average restricted stock award date fair value information for the nine months ended June 30, 2016 is as follows:

Non Vested at September 30, 2015	$-
Awarded	0.39
Vested	-
Forfeited	-
Non Vested at June 30, 2016	$0.39

For the three and nine months ended June 30, 2016, compensation expense recorded for the 2016 restricted stock awards was approximately $62,000. Of this amount approximately $18,000 was recorded to research and development expenses, and approximately $44,000 was recorded in general and administrative expenses in the Company’s unaudited interim consolidated statements of operations.

6.	2015 RESTRICTED STOCK

On August 6, 2015, we entered into separate consulting agreements with two investor relations firms, Excelsior Global Advisors LLC (“Excelsior”) and Acorn Management Partners, LLC (“Acorn”). In consideration of the services to be provided under and in accordance with the terms of each consulting agreement, we issued 300,000 shares of Common Stock subject to time-based vesting restrictions to each of Excelsior and John R. Exley, Acorn’s Chief Executive Officer and the party designated by Acorn to receive its shares, at an agreed upon value of $0.35 per share, which was the closing price of our common stock on August 6, 2015. 150,000 of the shares of common stock granted to each of Excelsior and Mr. Exley vested immediately upon issuance, and the remaining 150,000 shares were scheduled to vest in 75,000, 50,000 and 25,000 share increments on September 4, 2015, October 2, 2015, and November 4, 2015, respectively. The issuance and sale of the shares of Common Stock to Excelsior and Acorn was made in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act.

 Restricted stock activity for the nine months ended June 30, 2016 is as follows:

Non Vested at September 30, 2015	150,000
Awarded	-
Vested	(150,000)
Forfeited	-
Non Vested at June 30, 2016	-

The weighted average restricted stock award date fair value information for the nine months ended June 30, 2016 is as follows:

Non Vested at September 30, 2015	$0.35
Awarded	-
Vested	0.35
Forfeited	-
Non Vested at June 30, 2016	$-

For the three and nine months ended June 30, 2016, compensation expense recorded for the restricted stock awards was $0 and $52,500, respectively and is recorded in general and administrative operating expenses in the accompanying unaudited interim statements of operations.

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

During the three months ended June 30, 2016, $100,000 in principal outstanding under the Notes and $8,622 of accrued interest were converted into 543,111 shares of the Company’s Common Stock. During the nine months ended June 30, 2016, $605,000 in principal outstanding under the Notes and $39,900 of accrued interest were converted into 3,224,494 shares of the Company’s Common Stock. As of June 30, 2016 and September 30, 2015, principal amounts outstanding under the Notes amounted to $0 and $605,000, respectively.

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

On the Closing Date, the derivative liability was recorded at fair value of $354,988 with the remaining proceeds of $395,012 allocated to the Notes. The allocation of funds to the derivative liability resulted in a discount on the Notes, which was accreted to interest expense over the life of the loan. For the three and nine months ended June 30, 2016, $29,101 and $131,252, respectively of the loan discount has been accreted to interest expense. As of June 30, 2016 the accreted balance of the outstanding Notes was $0.

As a result of the conversion of notes we recorded other income of $0 and $142,964 for the three and nine months ended June 30, 2016, respectively, and due to the change in the estimated fair value of the derivative liability we recorded other income of $0 and $192,128 for the three and nine months ended June 30, 2016, respectively.

Fair Value Measurements Using Significant Unobservable

Inputs

(Level 3)

Convertible Debt Derivative Liability
Beginning balance at September 30, 2015	$335,092

Conversion of notes	(142,964)

Adjustments to estimated fair value	(192,128)

Ending balance at June 30, 2016	$-

The derivative liability was valued as of September 30, 2015, October 29, 2015 (weighted average conversion date) and December 31, 2015 using Monte Carlo Simulations with the following assumptions:

	September 30,	October 29,	December 31,
	2015	2015	2015

Stated interest rate	8.0%	8.0%	8.0%
Exercise price per share	$0.20	$0.20	$0.20
Expected volatility	80.0%	85.0%	110.0%
Risk-free interest rate	0.07%	0.14%	0.16%
Credit adjusted discount rate	22.0%	22.0%	25.0%
Remaining expected term of underlying securities (years)	0.46	0.38	0.21

8.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the principal amount of $1,000,000. The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive from third parties other than our then-existing shareholders net proceeds of $5,000,000 or more in a 12-month period. The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of June 30, 2016.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The warrant valuation was derived at the date of grant with the Black-Scholes option pricing model with the following assumptions: risk free rate 2.64%, dividend yield 0.0%, expected life of 10 years, and volatility 114%. The fair value of the warrants was recorded as an increase to additional paid-in capital. The allocation of funds to the warrants resulted in a discount on the loan, which is being accreted to interest expense over the life of the loan. For both the three months ended June 30, 2016 and 2015, $2,765 of the loan discount has been accreted to interest expense. For both the nine months ended June 30, 2016 and 2015, $8,294 of the loan discount has been accreted to interest expense. As of June 30, 2016 and September 30, 2015 the accreted balance of the MLSC Loan was $975,118 and $966,824, respectively.

9.	2014 PRIVATE PLACEMENT FINANCING

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

The 2014 Warrants were exercisable immediately upon issuance. The Series A warrants had an initial exercise price of $0.30 per share and expire five years from the date of their issuance. The Series B warrants had an initial exercise price of $0.35 per share and expired on the earlier of 12 months after their issuance date or six months after the first date on which the resale of all Registrable Securities (as defined in the Securities Purchase Agreement) is covered by one or more effective registration statements, which occurred on July 2, 2014 (the “2014 Registration Statement Effective Date”). The Series B warrants expired on January 2, 2015. The Series C warrants had an initial exercise price of $0.40 per share and an initial expiration on the earlier of 18 months after their issuance date or nine months after the first date after the 2014 Registration Statement Effective Date. As described below, the term of the Series C Warrants was extended to 5:00 p.m., New York time, on July 2, 2016 and, prior to such expiration date, all 11,400,000 shares underlying the Series C Warrants were exercised. The number of shares of the Company’s Common Stock into which each of the 2014 Warrants is exercisable and the exercise price therefore were subject to adjustment as set forth in the 2014 Warrants, including, without limitation, adjustment to both the exercise price of the 2014 Warrants in the event of certain subsequent issuances and sales of shares of the Company’s Common Stock (or securities convertible or exercisable into shares of Common Stock) at a price per share lower than the then-effective exercise price of the 2014 Warrants, in which case the per share exercise price of the 2014 Warrants would be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the 2014 Warrants would be adjusted accordingly so that the aggregate exercise price upon full exercise of the 2014 Warrants immediately before and immediately after such per share exercise price adjustment were equal (the “Anti-Dilution Provisions”). The 2014 Warrants are also subject to customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders, and provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially would then own more than 4.9% of the Company’s Common Stock.

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

On December 1, 2014, the Company entered into an agreement with Cranshire Capital Master Fund, Ltd. (“Cranshire”), which was the lead investor in the 2014 Private Placement Financing, to amend certain provisions of the 2014 Warrants (the “December 2014 Amendment”). Under the terms of the December 2014 Amendment, the 2014 Warrants were amended to (i) reduce the exercise price of the Series B Warrants from $0.35 to $0.20; (ii) reduce the exercise price of the Series C Warrants from $0.40 to $0.20; and (iii) clarify that each series of 2014 Warrants may be amended without having to amend all three series of 2014 Warrants. The number of shares of the Company’s Common Stock, which may be purchased from the Company upon exercise of each 2014 Warrant, remained unchanged. In conjunction with the December 2014 Amendment, the Company recognized a loss on the modification of 2014 Warrants in the amount of $1,300,170, which was determined using Monte Carlo Simulation valuation model.

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

On June 22, 2015 the Company entered into an amendment to the Series A Warrants and Series C Warrants to purchase Common Stock (the “June 2015 Amendment”), with Cranshire, to (i) delete the Anti-Dilution Provisions in the Series A Warrants and Series C Warrants; and (ii) extend the expiration date of the Series C Warrants from to 5:00 p.m., New York time, on July 2, 2015 to 5:00 p.m., New York time, on July 2, 2016. In consideration of Cranshire’s entrance into the June 2015 Amendment (and for no additional consideration), the Company agreed to issue to the holders of the 2014 Warrants up to 570,000 shares of Company’s Common Stock subject to the delivery by each such holder of an investor certificate to the Company (such shares of Common Stock, the “Inducement Shares”). All 570,000 Inducement Shares have been issued. As of June 22, 2015, the Company determined that its Series A and C Warrants were eligible for equity classification due to the elimination of the full ratchet anti-dilution provision. As a result, as of June 22, 2015, the then-current value of the derivative liabilities of $3,263,753 was reclassified as equity within the Company’s consolidated financial statements.

During the three and nine months ended June 30, 2016, Series C Warrants had been exercised on a cash basis for an aggregate issuance of 3,200,000 and 3,400,000 shares of the Company’s Common stock, respectively, resulting in gross proceeds to the Company of $640,000 and $680,000, respectively. During the three and nine months ended June 30, 2016, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 2,900,000 shares of the Company’s common stock, resulting in gross proceeds to the Company of $580,000. In addition 2,450,000 Series A Warrants were exercised on a cashless basis resulting in an issuance of 1,279,688 shares of the Company’s common stock. During the nine months ended June 30, 2015, Series B Warrants had been exercised on a cash basis for an aggregate issuance of 4,000,000 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $800,000. In addition, during the quarter ended June 30, 2015, Series C Warrants had been exercised for an aggregate issuance of 2,255,000 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $451,000.

10.	2015 PRIVATE PLACEMENT FINANCING

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

During the three and nine months ended June 30, 2016, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 3,190,591 shares of the Company’s Common stock resulting in gross proceeds to the Company of $797,648.

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

11.	2016 PRIVATE PLACEMENT FINANCING

Beginning May 24, 2016 and through May 26, 2016, we entered into a series of substantially similar subscription agreements (each a “2016 Subscription Agreement”) with 18 accredited investors (collectively, the “2016 Investors”) providing for the issuance and sale by the Company to the 2016 Investors, in a private placement, of an aggregate of 9,418,334 Units at a purchase price of $0.36 per Unit (the “2016 Private Placement Financing”). Each Unit consisted of a share of Common Stock, and a Series E Warrant to purchase 0.75 shares of Common Stock at an exercise price of $0.4380 per share at any time prior to the fifth anniversary of the issuance date of the Series E Warrant (the “Series E Warrants,” and the shares issuable upon exercise of the Series E Warrants, collectively, the “Series E Warrant Shares”). The exercise price of the Series E Warrants was set to equal the closing price of our Common Stock on the date of their issuance (May 26, 2016), which was $0.4380, and therefore the Series E Warrants were not issued at a discount to the market price of our Common Stock as of such date.

The number of shares of Common Stock into which each of the Series E Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Series E Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, (i) at any time during the term of the Series E Warrants, we may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by our Board of Directors (the “Board”); and (ii) certain of the Series E Warrants provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Series E Warrant, together with its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% of the Common Stock; provided, however, the holder, upon notice to us, may increase or decrease the ownership limitation, provided that any increase is limited to a maximum of 9.99% of the Company’s Common Stock, and any increase in the ownership limitation will not become effective until the 61st day after delivery of such notice.

We engaged Maxim Group LLC (“Maxim”) as our exclusive institutional investor placement agent in connection with the 2016 Private Placement Financing, and in consideration for the services provided by it, Maxim was entitled to receive cash fees equal to 8.2% of the gross proceeds received by us from certain institutional investors participating in the 2016 Private Placement Financing (the “Maxim Investors”), as well as reimbursement for all reasonable expenses incurred by it in connection with its engagement. We received gross proceeds of approximately $3,390,600 in the aggregate, of which approximately $2,084,000 was attributable to the Maxim Investors, resulting in a fee of approximately $170,888.

On May 26, 2016, we entered into a registration rights agreement with the 2016 Investors (the “2016 Registration Rights Agreement”), pursuant to which we became obligated, subject to certain conditions, to file with the Securities and Exchange Commission (the “SEC”) within 45 days after the closing of the 2016 Private Placement Financing one or more registration statements (the “2016 Registration Statement”) to register the shares of Common Stock issued in the Closings and the Series E Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). As a result, we registered for resale under the 2016 Registration Statement an aggregate of 16,482,082 shares of Common Stock, representing the 9,418,334 shares issued at the closing of the 2016 Private Placement Financing and the 7,063,748 shares underlying the Series E Warrants. On July 13, 2016, we received from the SEC a Notice of Effectiveness of the 2016 Registration Statement which satisfied some of our obligation to register these securities with the SEC.

Following the Closing, each 2016 Investor was also issued Series E Warrants to purchase shares of the Company’s Common Stock up to 75% of the 2016 Shares purchased by such 2016 Investor under such 2016 Investor’s Subscription Agreement. The Series E Warrants have an exercise price of $0.438 per share, are exercisable immediately after their issuance and have a term of exercise equal to five years after their issuance date. The number of shares of the Company’s Common Stock into which each of the Series E Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series E Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, at anytime during the term of the Series E Warrants, the Company may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by the Board of the Company.

Common Stock

At May 26, 2016, the Closing Date of the 2016 Private Placement Financing, the Company issued 9,418,334 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series E Warrants relating to the aforementioned 2016 Private Placement Financing in accordance with ASC 815-40, Derivatives and Hedging. Because the Series E Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity in the accompanying unaudited interim consolidated financial statements.

12.	SUBSEQUENT EVENTS

During the period commencing from July 1, 2016 and ending on July 27, 2016, additional Series A Warrants have been exercised for an aggregate issuance of 200,000 shares of the Company’s Common Stock at an exercise price of $0.20 per share, resulting in gross proceeds to the Company of $40,000.  In addition, 1,375,000 Series A Warrants were exercised on a cashless basis, resulting in the issuance of 983,069 shares of the Company’s Common Stock.

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

Business Overview

We are a biotechnology company in the development stage with limited operations to date. We aim to develop products that make surgery and interventional care faster and safer by using a novel approach that stops bleeding (referenced as “hemostatic” or “hemostasis”), controls leaking (referenced as “sealant” or “sealing”), and provides other advantages during surgery and trauma care. Our core technology is based on a self-assembling peptide that creates a physical, mechanical barrier, which could be applied to seal organs or wounds that are leaking blood and other fluids. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our lead product candidate, the AC5 Surgical Hemostatic Device™ (which we sometimes refer to as “AC5™”), is designed to achieve hemostasis in minimally invasive and open surgical procedures, and we hope to develop other hemostatic or sealant product candidates in the future based on our self-assembling peptide technology platform. Our plan and business model is to develop products that apply that core technology to use with human bodily fluids and connective tissues.

AC5 is designed to be a biocompatible synthetic peptide comprising naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical structure that provides a barrier to leaking substances, such as blood. AC5 is designed for direct application as a liquid, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 is not sticky or glue-like, which we believe will enhance its utility in the setting of minimally invasive and laparoscopic surgeries. Further, in certain settings, AC5 lends itself to a concept that we call Crystal Clear Surgery™ because the transparency and physical properties of AC5 enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as it starts.

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

Our long-term business plan includes the following goals:

•	conducting additional successful biocompatibility studies and clinical trials on AC5;
•	expanding, maintaining and protecting of our intellectual property portfolio;
•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;
•	obtaining regulatory approval or certification of AC5 in the EU, the U.S., and other jurisdictions as we may determine;
•	developing academic, scientific and institutional relationships to collaborate on product research and development; and
•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding to support the milestones described above and our operations generally;
•	work with our large scale manufacturing partners to continue to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;
•	complete clinical trial protocols and Clinical Investigational Plans with principal investigators for AC5 and submit applications to Ethics Committee and required authoritative agencies for initiation of additional initial clinical trials;
•	commence additional and complete our current human clinical trial(s) for AC5, the timeframe for which is dependent upon successful completion of certain manufacturing, regulatory, and biocompatibility activities;
•	continue to expand and enhance our financial and operational reporting and controls;
•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and
•	assess our self-assembling peptide platform in order to identify and select product candidates for advancement into development

We believe that the Company currently has adequate capital to support operations through the initial regulatory approval process in Europe. If the regulatory authorities request additional clinical or non-clinical data prior to approval additional capital may be required. Additional European regulatory approvals could require an additional $2,000,000-$3,000,000. We further expect that the Company will require an additional $6,000,000 - $9,000,000 or more related to the initial regulatory process in the U.S. These estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We have net losses for the three months ended June 30, 2016 and 2015 of $1,765,781 and $772,385, respectively. For the nine months ended June 30, 2016 and 2015, we have net losses of $4,175,491 and $1,227,206, respectively. The net losses for each of the three and nine months ended June 30, 2016 and 2015 can be attributed to general and administrative costs and research and development expenses associated with pre-clinical development expenses, manufacturing and quality management system consulting and advisory related expenses. We devote a significant amount of our efforts towards fundraising and product research.

Recent Developments

On December 16, 2015, we announced that we had received clearance from a regulatory authority in Western Europe to initiate a human clinical trial to assess the safety and performance of AC5 in humans. The initial patient was treated in the first quarter of 2016 and on June 6, 2016, we announced we had completed patient enrollment in this study.

During the nine months ended June 30, 2016, we also announced that we had received an internationally recognized ISO quality certification, and obtained favorable results from a broad panel of preclinical biocompatibility tests that were performed on AC5 in support of Arch’s planned filing of a CE Mark application that indicate that AC5’s peptide structure and mechanism of action, which is based on the formation of a local physical-mechanical barrier at the wound site, does not promote toxicity to the overall biological system following exposure to AC5. In addition, on April 5, 2016, April 11, 2016, and May 16, 2016, the Company announced that notices of allowance from the U.S. Patent Office had been received on two broad composition-of-matter patents and a broad method of use patent that are assigned to the Massachusetts Institute of Technology (MIT) and Versitech Limited and which are exclusively licensed worldwide to Arch. The broad composition claims of the composition-of-matter patents cover Arch’s present and proposed products, which contain peptides and peptidomimetics, respectively, that self-assemble into barrier structures on tissue and inhibit or prevent the passage of bodily fluids. The broad method claims of the method of use patent cover techniques for preventing the loss or unwanted movement of body fluids. Further, on May 10, 2016, the Company announced that a notice of allowance from the U.S. Patent Office had been received for a broad composition of matter and method of use patent that covers solid forms of the Company’s self-assembling technology. In addition, the Company has initiated the FDA regulatory process.

From October 1, 2015 through April 2016, $605,000 of principal on the Company’s outstanding convertible notes and $39,900 of associated accrued interest were converted into an aggregate of 3,224,494 shares of common stock. In addition, from October 1, 2015 through June 30, 2016, Series C Warrants had been exercised on a cash basis for an aggregate issuance of 3,400,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $680,000, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 2,900,000 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $580,000 and Series D Warrants had been exercised on a cash basis for an aggregate issuance of 3,190,591 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $797,648. In addition, 2,450,000 of Series A Warrants had been exercised on a cashless basis for an aggregate of 1,279,688 shares of the Company’s Common Stock.

On May 3, 2016, pursuant to the approval of our Board, we issued an aggregate of 2,000,000 shares of our Common Stock pursuant to restricted stock awards granted outside of our 2013 Stock Incentive Plan to (i) Dr. Avtar Dhillon, the Chairman of our Board (737,000 shares); (ii) James R. Sulat, a member of our Board (30,000 shares); (iii) Dr. Terrence W. Norchi, our President, Chief Executive Officer and a member of our Board (1,130,000 shares); and (iv) Richard Davis, our Chief Financial Officer (103,000 shares).

Beginning May 24, 2016 and through May 26, 2016, we entered into a series of substantially similar subscription agreements with 18 accredited investors (the “2016 Subscription Agreements”) providing for the issuance and sale by the Company to the investors in the 2016 Private Placement Financing (the “2016 Investors”), in a private placement, of an aggregate of 9,418,334 Units at a purchase price of $0.36 per Unit. Each Unit consisted of a share of Common Stock, and a Series E Warrant to purchase 0.75 shares of Common Stock at an exercise price of $0.4380 per share at any time prior to the fifth anniversary of the issuance date of the Series E Warrant. The issuance of the common stock resulted in gross proceeds to the company of $3,390,600.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	June 30,	June 30,	Increase
	2016	2015	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	1,294,050	813,122	480,928
Research and development	438,627	525,107	(86,480)
Loss from operations	(1,732,677)	(1,338,229)	(394,448)
Other income (expense)	(33,104)	565,844	(598,948)
Net loss	(1,765,781)	(772,385)	993,396

Revenue

We did not generate revenue in either of the three months ended June 30, 2016 and 2015.

General and Administrative Expense

General and administrative expenses during the three months ended June 30, 2016 were $1,294,050, an increase of $480,928 compared to $813,122 for the three months ended June 30, 2015. The increase in general and administrative expense is primarily attributable to an increase in patent-related expenses, stock based compensation and recruiting and payroll related expenses.

Research and Development Expense

Research and development expenses during the three months ended June 30, 2016 were $438,627, a decrease of $86,480 compared to $525,107 for the three months ended June 30, 2015. The decrease in research and development expense is primarily attributable to a decrease in stock based compensation expenses partially offset by an increase in expenses associated with pre-clinical development expenses and quality management system consulting and advisory related expenses. Research and development expenses are expected to increase as a result of our plans to expand clinical programs and clinical studies. On December 16, 2015, we announced that we had received clearance from a regulatory authority in Western Europe to initiate a human clinical trial to assess the safety and performance of AC5 in humans. The initial patient was treated in the first quarter of 2016 and on June 6, 2016, we announced that we had completed patient enrollment in this study

Other Income (Expense)

Other income (expense) during the three months ended June 30, 2016 was $(33,104), a decrease of $598,948 compared to other income of $565,844 for the three months ended June 30, 2015. This decrease resulted from a change in adjustments to derivative liabilities of $700,170 during fiscal 2016 as compared to fiscal 2015 offset by a decrease in interest expense. Other income (expense) during the three months ended June 30, 2016 was attributed to interest expense.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

	June 30,	June 30,	Increase
	2016	2015	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	3,027,995	2,536,654	491,341
Research and development	1,238,195	1,327,337	(88,422)
Loss from operations	(4,266,910)	(3,863,991)	402,919
Other income	91,419	2,636,785	(2,545,366)
Net loss	(4,175,491)	(1,227,206)	2,948,285

Revenue

We did not generate revenue in either of the nine months ended June 30, 2016 and 2015.

General and Administrative Expense

General and administrative expenses during the nine months ended June 30, 2016 were $3,027,995, an increase of $491,341 compared to $2,536,654 for the nine months ended June 30, 2015. The increase in general and administrative expense is primarily attributable to increases in patent-related expenses and in stock based compensation.

Research and Development Expense

Research and development expenses during the nine months ended June 30, 2016 were $1,238,195, a decrease of $88,422 compared to $1,327,337 for the nine months ended June 30, 2015. The decrease in research and development expense is primarily attributable to a decrease in stock based compensation expenses and payroll expenses. These expenses were partially offset by an increase in expenses associated with pre-clinical development, clinical trial related expenses and manufacturing and quality management system consulting and advisory related expenses. Research and development expenses are expected to increase as a result of our plans to expand clinical and regulatory programs as well as additional clinical studies. On December 16, 2015, we announced that we had received clearance from a regulatory authority in Western Europe to initiate a human clinical trial to assess the safety and performance of AC5 in humans. The initial patient was treated in the first quarter of 2016 and on June 6, 2016, we announced that we had completed patient enrollment in this study.

Other Income (Expense)

Other income during the nine months ended June 30, 2016 was $91,419, a decrease of $2,545,366 compared to other income of $2,636,785 for the nine months ended June 30, 2015. This decrease resulted from a change in adjustments to derivative liabilities of $2,514,340 during fiscal 2016 as compared to fiscal 2015. Other income during the nine months ended June 30, 2016 was attributed primarily to a net gain on adjustments of derivative liabilities related to our outstanding notes of $335,092 partially offset by interest expense of $243,673.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At June 30, 2016, we had cash of $5,745,047 and positive working capital of $5,220,813.

Cash Used in Operating Activities

Working Capital

At June 30, 2016, we had total current assets of $5,903,036 (including cash of $5,745,047) and working capital of $5,220,813. Our working capital as of June 30, 2016 and September 30, 2015 is summarized as follows:

	June 30,	September 30,
	2016	2015
Total Current Assets	$5,903,036	$4,003,019
Total Current Liabilities	682,223	1,286,078
Working Capital	$5,220,813	$2,716,941

Total current assets as of June 30, 2016 were $5,903,036, an increase of $1,900,017 compared to $4,003,019 as of September 30, 2015. The increase in current assets is primarily attributable to proceeds received from the 2016 Private Placement Financing and the exercise of Series A, Series C and Series D Warrants partially offset by general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of June 30, 2016 and September 30, 2015 were comprised primarily of cash, prepaid expenses and other current assets.

Total current liabilities as of June 30, 2016 were $682,223, a decrease of $603,855 compared to $1,286,078 as of September 30, 2015. The decrease is primarily due to the conversion of $605,000 of convertible notes into equity and an adjustment to the fair value of the derivative liabilities associated with these Notes, partially offset by the timing of payments in accounts payable. Our total current liabilities as of June 30, 2016 were comprised of accounts payable and accrued expenses. Our total current liabilities as of September 30, 2015 were comprised primarily of the current portion of the derivative liability, the convertible notes, accounts payable and accrued expenses.

Cash Flow for the Nine Months Ended

	June 30,	June 30,
	2016	2015
Cash Used in Operating Activities	$(3,661,620)	$(2,626,766)
Cash Used in Investing Activities	-	-
Cash Provided by Financing Activities	5,446,567	5,067,000
Net increase in cash	$1,784,947	$2,440,234

Cash Used in Operating Activities

Cash used in operating activities increased $1,034,854 to $3,661,620 during the nine months ended June 30, 2016 compared to $2,626,766 during the nine months ended June 30, 2015. The increase was primarily due to an increase in general and administrative expense primarily attributable to increased intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

There was no cash used in investing activities during the nine months ended June 30, 2016 and 2015, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities increased $379,567 to $5,446,567 during the nine months ended June 30, 2016, compared to $5,067,000 during the nine months ended June 30, 2015. For the nine months ended June 30, 2016, the cash provided by financing resulted from proceeds received of $3,388,919 from 2016 Private Placement Financing to purchase 9,418,334 shares of our common stock and Series E Warrants to purchase 0.75 shares of Common Stock, from the $580,000 in proceeds received from the exercise of Series A Warrants to purchase 2,900,000 shares of our Common Stock, proceeds received of $680,000 from the exercise of the Series C Warrants to purchase 3,400,000 shares of our Common Stock and proceeds received of $797,648 from the exercise of the Series D Warrants to purchase 3,190,591 shares of our Common Stock . For the nine months ended June 30, 2015, the cash provided by financing resulted from the $800,000 in proceeds received by us from the exercise of Series B Warrants to purchase 4,000,000 shares of our Common Stock, proceeds received of $451,000 from the exercise of the Series C Warrants to purchase 2,255,000 shares of our Common Stock, proceeds received of $750,000 from the issuance of the 8% Convertible Note and proceeds received of $3,066,000 from 2015 Private Placement Financing to purchase 13,936,363 shares of our Common Stock and Series D Warrants exercisable for an equivalent number of shares.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. We estimate that our cash requirements for our fiscal year ending September 30, 2016 will be approximately $5,300,000. As of July 27, 2016, we estimate that we will need to raise additional cash within the next twelve months. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt, which would be in addition to those currently imposed by the MLSC Loan Agreement. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs. In addition, as described in greater detail under the Risk Factor entitled “The terms of the 2016 Private Placement Financing could impose additional challenges on our ability to raise funding in the future,” included in this Quarterly Report on Form 10-Q, the 2016 Subscription Agreements impose certain restrictions on our ability to issue equity or debt securities.

Going Concern

From inception through June 30, 2016 we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2016, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of June 30, 2016 and September 30, 2015.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued by the FASB in May 2014. The primary purpose of the ASU is to develop a common revenue standard for revenue recognition between the FASB and the International Accounting Standards Board (IASB). The ASU removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, among other items. We are a development stage company and do not currently generate revenue. ASU 2014-09 is effective for public business entities for annual periods beginning after December 15, 2017. While we are a development stage company and do not currently generate revenue, we currently anticipate generating revenue by the effective date of this ASU and therefore will be subject to this guidance. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations, financial position or disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2016, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require significant additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. Moreover, our cash position is vastly inadequate to support our business plans and substantial additional funding will be needed in order to pursue those plans, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of July 27, 2016, we believe that we will need to raise additional cash within the next twelve months.

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

We expect to continue to incur significant expenses and we anticipate that those expenses and losses may increase in the foreseeable future as we seek to:

•	develop our principal product candidate, AC5, and the underlying technology, including advancing applications and conducting preclinical biocompatibility studies;

•	raise capital needed to fund our operations;

•	build and enhance investor relations and corporate communications capabilities;

•	conduct additional clinical trials relating to AC5 and any other product candidate we seek to develop;

•	attempt to gain regulatory approvals for product candidates that successfully completes clinical trials;

•	build relationships with contract manufacturing partners, and invest in product and process development through such partners;

•	maintain, expand and protect our intellectual property portfolio;

•	advance additional product candidates and technologies through our research and development pipeline;

•	seek to commercialize selected product candidates which may require regulatory approval; and

•	hire additional regulatory, clinical, quality control, scientific, financial, and management, consultants and advisors.

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

Based on our current operating expenses and working capital requirements, as of July 27, 2016, we believe that we will need to raise additional cash within the next twelve months. In addition to the funds raised from our previous equity and convertible debt financings and borrowings under the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) that we entered into with MLSC, we will need to obtain additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities, particularly as we commence preclinical and clinical development for our lead product candidate, AC5. In particular, we currently estimate that in order to support our business operations as well as obtain regulatory approval of AC5 in the U.S. and Europe we will require up to $8,000,000 to $12,000,000 and potentially more in additional capital. Our future capital requirements will depend on many factors, including:

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

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We have sought funding through collaborative arrangements, such as the Project Agreement that we entered into with the National University of Ireland Galway (“NUIG”) on May 28, 2015, and we may continue to seek funding through additional collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all. In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the MLSC Loan Agreement (i) restricting our ability to incur certain types of additional indebtedness, and (ii) that would cause all amounts under the MLSC Loan Agreement to become immediately due and payable if we receive net proceeds of $5,000,000 or more in one or more financing transactions in any 12-month period from third parties other than our then-existing shareholders. These restrictions and provisions, which are discussed in greater detail below under the risk factor entitled “Our current and any future debt facilities or instruments may require us to use our limited capital to repay amounts owed and may impose limitations on our operations, which could negatively affect our business plans,” could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to additional covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. Finally, servicing the interest and principal repayment obligations under our debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

The terms of the 2016 Private Placement Financing could impose additional challenges on our ability to raise funding in the future.

The 2016 Subscription Agreements that we entered into in connection with the 2016 Private Placement Financing impose certain restrictions on our ability to issue equity or debt securities, including the following: (i) until the 60-day anniversary of the first date on which all the Registrable Securities (as defined in the 2016 Registration Rights Agreement)(the “2016 Registrable Securities”) are covered by one or more effective registration statements, which occurred on July 13, 2016 (the “2016 Registration Statement Effective Date”), we may not offer, sell or issue any securities, except for equity awards granted to our directors, officers, employees and service providers under the 2013 Plan, securities issued upon the conversion, exercise or exchange of our convertible securities outstanding prior to the 2016 Private Placement Financing, and securities issued in connection with certain types of strategic transactions; (ii) until the six-month anniversary of the 2016 Registration Statement Effective Date, the 2016 Investors shall have certain notice and participation rights with respect to offers and sales of securities that we may pursue; and (iii) until the earlier of the nine-month anniversary of the 2016 Registration Statement Effective Date and the date on which the 2016 Investors have sold all such 2016 Registrable Securities, we may not effect or enter into an agreement for a VRT, where a “VRT” is a transaction in which we (1) issue convertible securities at (A) a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of our Common Stock at any time after the initial issuance of such convertible securities; or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock, other than pursuant to a customary “weighted average” anti-dilution provision; or (2) enter into any agreement (including, without limitation, an “equity line of credit” or an “at-the-market offering”) whereby we or any subsidiary may sell securities at a future determined price, other than standard and customary “preemptive” or “participation” rights. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

Our business plan is dependent on the success of our initial product candidate, AC5.

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

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. While the Company has completed patient enrollment and treatment in its first clinical trial in Western Europe, clinical trials that are planned or which have or shall commence for any of our product candidates could be delayed or fail for a number of reasons, including if:

•	the FDA or other regulatory authorities, or other relevant decision making bodies do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;

•	sufficient suitable subjects do not enroll, enroll more slowly than anticipated or remain in our trials;

•	we fail to produce necessary amounts of product candidate;

•	subjects experience an unacceptable rate of efficacy of the product candidate;

•	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product candidate;

•	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;

•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;

•	third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on the anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or an institutional review board (“IRB”) or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;

•	manufacturing facilities of our third party manufacturers are ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) or other applicable requirements;

•	third-party contractors become debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements;

•	the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third party contractors are unable to satisfy;

•	one or more IRBs refuses to approve, suspends or terminates a trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial;

•	the FDA or other regulatory authorities seek the advice of an advisory committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;

•	the FDA or other regulatory authorities require us to expand the size and scope of the clinical trials, which we may not be able to do; or

•	the FDA or other regulatory authorities impose prohibitive post-marketing restrictions on any of our product candidates that attain regulatory approval.

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

Risks Related to our Intellectual Property

If we are unable to obtain and maintain protection for our intellectual property rights, the value of our technology and products will be adversely affected

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. One of our licensed MIT European patents was recently opposed, however this patent was maintained in amended form following an administrative hearing. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects.

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

As of June 15, 2016, we either own or license from others a number of U.S. patents, U.S. patent applications and international (PCT) patent applications with certain of our collaborators. The rights of our collaborators to these patents, patent applications and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

Our patent portfolio includes a total of 23 patents and applications assigned to Arch Biosurgery, Inc. This portfolio covers self-assembling peptides and methods of use thereof, and includes five patents that have been either allowed, issued or granted, and eighteen pending applications in nine jurisdictions.

We have also entered into a license agreement with Massachusetts Institute of Technology (“MIT”) and Versitech Limited pursuant to which we have been granted exclusive rights under one portfolio of patents and non-exclusive rights under another portfolio of patents. The portfolio exclusively licensed from MIT and Versitech Limited includes thirteen patents that have been either allowed, issued or granted and eight applications that are pending in a total of nine jurisdictions.

The portfolio non-exclusively licensed from MIT includes a number of PCT applications which have now entered the national and regional phases outside of the US, including nine patents that have been either allowed, issued or granted in three jurisdictions that expire between 2016 and 2027 (absent patent term extension), and two pending patent applications in two jurisdictions. A complaint for an invalidation trial has been filed by a competitor against one of our licensed MIT Japanese patents. The corresponding licensed MIT European patents was recently opposed, but was maintained in amended form following an administrative hearing.  This decision can be appealed.

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

If we issue additional shares in the future, including issuances of shares upon exercise of the Series E Warrants, the Series D Warrants, and the Series A Warrants, our existing stockholders will be diluted.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share.

Similarly, in connection with the 2015 Private Placement Financing that concluded on July 2, 2015, we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of July 27, 2016, up to 11,200,163 shares may be acquired upon the exercise of the Series D Warrants.

Upon the closing of the 2014 Private Placement Financing on February 4, 2014, we issued an aggregate of 11,400,000 shares of our Common Stock, which equaled approximately 16% of our currently issued and outstanding Common Stock on the date the 2014 Private Placement Financing closed. Upon the closing of the 2014 Private Placement Financing, we also issued three series of Warrants to acquire up to an additional 34,200,000 shares of our Common Stock at initial exercise prices ranging from $0.30 per share (the Series A Warrants), $0.35 per share (the Series B Warrants), and $0.40 per share (the Series C Warrants). On December 1, 2014, the Company entered into that certain Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock, dated as of December 1, 2014, with Cranshire pursuant to which, among other things, the exercise prices of the Series B Warrants and Series C Warrants were lowered to $0.20 per share. Following the December 1, 2014 amendment, (i) 4,000,000 shares underlying the Series B Warrants were exercised, and the remaining 7,400,000 expired unexercised on January 3, 2015 when the term of the Series B Warrants expired; and (ii) all 11,400,000 shares underlying the Series C Warrants were exercised prior to the expiration of the Series C Warrants at 5:00 p.m., New York time, on July 2, 2016. As a result of the conversion price of our Convertible Notes, the closing of the Notes Offering and the subsequent issuance of the Convertible Notes triggered the Anti-Dilution Provisions of the Series A Warrants, which in turn reduced the exercise price of the Series A Warrants to $0.20 per share and increased the aggregate number of shares issuable under the Series A Warrants by 5,700,000 shares (or fifty-percent (50%)) from 11,400,000 shares to 17,100,000 shares. As of July 27, 2016, up to 2,425,000 shares may be acquired upon the exercise of the Series A Warrants.

Additionally, as of July 27, 2016, 15,051,741 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 12,772,964 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.43 per share and with a weighted average exercise price of $0.32 per share, and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series E Warrants granted in connection with the 2016 Private Placement Financing, the Series D Warrants granted in connection with the 2015 Private Placement Financing, and the Series A Warrants granted in connection with the 2014 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of July 27, 2016, we believe that we will need to raise additional cash to continue operations and fund our planned future operations within the next twelve months. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of August XX, 2016, Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, Dr. Avtar Dhillon, the Chairman of our Board of Directors, and James R. Sulat, a director, beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 18.3% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

Item 6. Exhibits

Exhibit	Description

10.1	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on May 6, 2016)(File Number 000-54986)

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on June 2, 2016)(File Number 000-54986)

10.3	Form of Series E Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on June 2, 2016)(File Number 000-54986)

10.4	Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on June 2, 2016)(File Number 000-54986)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: July 28, 2016	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2016	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

-47-