Form 10-K
period 2016-09-30
Arch Therapeutics, Inc.
filed 2016-12-05
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the average of the bid and asked price of such common equity, was approximately $27,300,000. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates.

As of December 2, 2016, 137,882,075 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Annual Report on Form 10-K contains forward-looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. Such forward-looking statements contained in this Form 10-K are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; restrictions under its existing loan agreement with the Massachusetts Life Sciences Center that may restrict or prohibit Arch’s ability to raise capital or borrow funds on terms favorable to the Company and its current stockholders; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired regulatory approvals in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified in the documents Arch has filed, or will file with the Securities and Exchange Commission (“SEC”). Copies of Arch’s filings with the SEC may be obtained from the SEC internet site at http://www.sec.gov. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

As used in this Annual Report on Form 10-K unless otherwise indicated, the “Company”, “we”, “us”, “our”, and “Arch” refer to Arch Therapeutics, Inc. and its consolidated subsidiary, Arch Biosurgery, Inc.

We have either filed or intend to file trademark applications for AC5 Surgical Hemostatic Device™, AC5 Surgical Hemostat™, AC5 Topical Hemostatic Device™, AC5 Topical Hemostat™, AC5 Device™, AC5™, Crystal Clear Surgery™, NanoDrape™ and NanoBioBarrier™. All other trademarks, trade names and service marks included in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in this Annual Report on Form 10-K.

Corporate Overview

Arch Therapeutics, Inc., (together with its subsidiary, the “Company” or “Arch”) was incorporated under the laws of the State of Nevada on September 16, 2009, under the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, the Company completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company abandoned its prior business plan and changed its operations to the business of a biotechnology company. Our principal offices are located in Framingham, Massachusetts.

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

Our Current Business

We are a biotechnology company in the development stage. We have generated no revenues to date and are devoting substantially all of our operational efforts to the development of our core technology. We aim to develop products that make surgery and interventional care faster and safer by using a novel approach to stop bleeding (referenced as “hemostatic” or “hemostasis”), control leaking (referenced as “sealant” or “sealing”), and provide other advantages during surgery and trauma care. Our core technology is based on self-assembling peptides that creates a physical, mechanical barrier, which could be applied to seal organs or wounds that are leaking blood and other fluids. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our plan and business model is to develop products that apply that core technology for use with bodily fluids and tissues.

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. As of December 2, 2016, the Company believes that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2017. The Company will be required to raise additional capital in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

Our Core Technology

Our primary product candidates, known collectively as the AC5 Devices™ (which we sometimes refer to as “AC5™”, “AC5 Surgical Hemostatic Device™”, “AC5 Surgical Hemostat™”, “AC5 Topical Hemostatic Device™”, or “AC5 Topical Hemostat™”), are being designed to achieve hemostasis in surgical procedures. They rely on our self-assembling peptide technology and are being designed to achieve hemostasis in skin wounds and in minimally invasive and open surgical procedures. We intend to develop other product candidates based on our technology platform for use in a range of indications.

AC5 is being designed as a product containing synthetic biocompatible peptides comprising L amino acids, commonly referred to as naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. AC5 may be applied directly as a liquid, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 does not possess sticky or glue-like handling characteristics, which we believe will enhance its utility in several settings, including minimally invasive surgical procedures. Further, in certain settings, AC5 lends itself to a concept that we call Crystal Clear Surgery™; the transparency and physical properties of AC5 may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as it starts.

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

We have devoted much of our operational effort to date to the research and development of our core technology, including selecting our initial product composition, conducting initial safety and other related tests, conducting an initial human trial for safety and performance of AC5, developing methods for scale-up, reproducibility, manufacturing and formulation, and developing and protecting the intellectual property rights underlying our technology platform. Manufacturing method and formulation optimization are important parts of peptide development. Manufacturing and formulation optimization for our product candidates has been and continues to be done with extensive collaboration among our team and partners. The processes are focused on optimizing traditional product parameters to target specifications covering performance, biocompatibility, physical appearance, stability, and handling characteristics, among others. We and our partners intend to monitor manufacturing processes and formulation methods closely, as success or failure in both setting and realizing appropriate

Clinical Development

Recently we completed a single-center, randomized, single-blind prospective clinical study (NCT 02704104) of the AC5 Topical Hemostatic Device in skin lesion patients with bleeding wounds. This was the first study assessing the safety and performance of AC5 in humans. The objectives of the study were to evaluate the safety and performance of AC5 in patients scheduled to undergo excision of skin lesions on their trunk or upper limbs. The primary endpoint was safety throughout the surgical procedure and until the end of a 30-day follow-up period post procedure. Safety of the clinical investigation device was determined by monitoring for treatment related adverse events. The primary objective was met, as the safety outcomes of both the AC5 treatment group and the control group were similar. No serious adverse events were reported.

A secondary endpoint was performance as assessed by time to hemostasis. The median time to hemostasis of wounds in the AC5 treatment group was 41% faster than for those in the control group. This result was statistically significant (p < 0.001, Wilcoxon signed rank test). An additional secondary endpoint of healing of treated wounds was assessed as measured by the ASEPSIS wound score at Days 7 and 30. There was no evidence, at either follow-up day, of an adverse effect of AC5 treatment on the wound ASEPSIS score. The ASEPSIS score did not appear to be compromised, as the majority of patients had an ASEPSIS score of 0 in both wounds at Days 7 and 30. All AC5-treated wounds healed satisfactorily as per wound healing scoring criteria.

The clinical study enrolled 46 patients, including 10 who were taking antiplatelet monotherapy. Each patient had bleeding wounds created as a result of the excision of at least two skin lesions under local anesthetic in the same setting. On a randomized basis, one lesion received AC5 and the other(s) received a control treatment consisting of standard therapy plus a sham. Each subject was followed-up for safety assessment both on Day 7 and again on Day 30, which marked the end of the subject's participation in the clinical study.

Additionally, the clinical study indicated that AC5 shortened time to hemostasis ("TTH") versus a control whether or not patients were taking antiplatelet therapy, suggesting that AC5 performance is not affected by antiplatelet therapy. The reduced median TTH of the AC5 treated wounds versus the control wounds was statistically significant for both the overall group of 46 patients (p<0.001) and for the subgroup of 10 patients on antiplatelet therapy (p=0.005). Further, the median TTH for wounds treated with AC5 was less than 30 seconds for both the overall study group and for the subset of patients taking antiplatelet therapy.

Preclinical Development

Previously, we completed the components of the planned preclinical program for AC5 that were required before we started our first human safety and performance trial, which was completed in 2016. We are focused on scale-up of selected manufacturing methods and formulation optimization. In parallel, we are conducting further in vivo and in vitro tests, while additional testing will continue after completion of manufacturing scale-up and formulation optimization steps and the clinical trial. Self-assembling peptide manufacturing and formulation optimization are challenging, and any delays could negatively impact anticipated clinical trial and subsequent commercialization timelines. In order to market and sell AC5 and other Arch planned products, successful human clinical trials, additional testing, and regulatory approvals and certifications will be required. A co-founding inventor of certain of our technology, Dr. Rutledge Ellis-Behnke, performed a significant portion of the early preclinical animal experimentation conducted on our technology. Some of the most significant findings from Dr. Ellis-Behnke’s studies have been published. Additionally, through collaboration with the National University of Ireland system, preclinical bench-top and animal studies have been performed in Dublin and Cork, Ireland. As a continuation of our commitment to our product development we entered into a collaboration agreement with National University of Ireland Galway (“NUIG”) in Galway, Ireland on May 28, 2015 (the “Project Agreement”). Pursuant to the Project Agreement, NUIG will provide, via the CÚRAM Centre for Research in Medical Devices (“CÚRAM”), which is a major national research center headquartered at NUIG established in January 2015 as part of a six-year grant from the Irish government, personnel, infrastructure support and grant funding in connection with a research program intended to facilitate the continued development of the Company’s core technology (the “Project”). Under the terms of the Project Agreement, which has a term that will end upon the earlier of the completion of the Project the sixth anniversary of the execution date of the Project Agreement, or termination by either party, we may contribute up to a maximum of two hundred and fifty thousand euro (€250,000) to the Project per year, and NUIG will match such funds at a 2:1 ratio using funds allocated to NUIG by Science Foundation Ireland’s (“SFI”) Research Centres Programme. In addition, while NUIG will initially retain ownership of all intellectual property developed in connection with the Project (collectively, “Project IP”), any such Project IP that was either based on or derived from our existing intellectual property (“Derivative IP”) will be assigned back to us for a nominal fee. For any Project IP that does not constitute Derivative IP (“Non-Derivative IP”), we will have a right of first negotiation for an exclusive license to such Non-Derivative IP on customary terms for agreements of that nature including royalties on net sales in the low single-digits, in each case subject to a grant-back to NUIG for research and academic purposes. We have also engaged, on a fee for service basis, several private third party facilities in the United States and abroad to perform certain preclinical bench-top and animal studies, which are often conducted with assistance from our scientific team, and we continue to engage third parties for such services as needed and as appropriate.

In the preclinical animal tests conducted to date, AC5 has demonstrated rapid average time to hemostasis (“TTH”) when applied to a range of animal tissues. Certain studies have tested TTH when using AC5 during surgical procedures compared to TTH when using a control substance, a saline control substance, a control peptide, and a cautery control substance during those same procedures. The results of those tests have shown a TTH of approximately 10 – 30 seconds when AC5 was applied, compared to a TTH ranging from 80 seconds to significantly more than 300 seconds when various control substances were applied, depending on the nature of the control substance and procedure performed. In several studies comparing AC5 to popular commercially available branded hemostatic agents (absorbable cellulose, flowable gelatin with and without thrombin, and fibrin) applied to stop the bleeding from full thickness penetrating wounds surgically created in rat livers, AC5 achieved hemostasis in significantly less than 30 seconds, whereas the control products took from 50% to over 400% longer than AC5 to achieve hemostasis.

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

In preclinical tests conducted to date, AC5 has demonstrated biocompatibility and normal healing of tissue treated with the product. Further, animals whose liver, spleen, femoral artery, eye or brain was treated with AC5 have shown no ill effects. We believe that the peptide degrades into the amino acids from which it was originally synthesized, which are molecules that already exist in large quantities in the human body.

Our current and planned near-term activities are focused on manufacturing scale-up, formulation optimization, and other preclinical activities, and conducting clinical trial testing of AC5. In its first clinical study for safety and performance, AC5 was demonstrated to be safe and to reduced TTH in wounds versus controls. Our clinical study also demonstrated that in a subgroup of 10 patients who were taking a prescribed antiplatelet medication, commonly known as a blood thinner, such as aspirin, AC5 had similar effects.

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

Research and Development; Manufacturing

Use of Third Party Relationships

To date, we have engaged third party laboratory facilities run by experts in the U.S. and abroad to perform both research and preclinical and clinical development activities. Those engagements have assisted in our development of our primary product candidate, as well as our generation of appropriate analytical methods, scale-up, and other procedures for use as a “blueprint” for third party manufacturers to produce the product on a larger scale for purposes of further preclinical and clinical testing and ultimately, if required approvals are obtained, commercialization.

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

The manufacturing methods that we intend to use to produce AC5 and other potential future product candidates rely on detailed, complex and difficult to manage synthetic organic chemistry processes. Although use of those methods requires that we engage manufacturers that possess the expertise, skill and know-how involved with those methods, the required equipment to use those methods is widely available. Furthermore, improvements in relevant synthetic manufacturing techniques over the past decade have reduced their complexity and cost, while increasing large-scale cGMP capacity. Moreover, our planned product candidates, including AC5, will be synthesized from naturally occurring ingredients that are not sourced from humans or other animals, but do exist in their natural state in humans. That type of ingredient may be more likely to be categorized as “generally recognized as safe”, or “GRAS”, by the U.S. Food and Drug Administration (“FDA”).

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

Medical devices in the EU and the U.S. are classified along a spectrum. Class III status, which is the higher-level classification for devices compared to Classes II and I involves additional procedures and regulatory scrutiny of the product candidate to obtain approvals. AC5 could be regulated as either a Class III or a Class II medical device in these jurisdictions, depending upon the application, subject to the process for obtaining a CE mark in the EU and the premarketing authorization process in the U.S.

Biocompatibility Tests and Clinical Trials

Before initiating our European or most other human clinical trials, we are required to have completed the biocompatibility assessment of AC5. Standard required tests to assess biocompatibility, as set forth in ISO 10993 issued by the International Organization for Standardization, may include:

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

We have completed the biocompatibility studies required to initiate our first human trial of AC5 in Western Europe. We will perform further biocompatibility testing that we deem necessary for additional indications, classifications, jurisdictions, and/or as required by regulatory authorities.

On August 15, 2016, we announced that the AC5 Topical Hemostatic Device met its primary and secondary endpoints in our first clinical trial for safety and performance. On October 31, 2016, the Company further announced that additional analysis of the subgroup of 10 patients who were taking a prescribed antiplatelet medication, commonly known as a blood thinner, such as aspirin, indicated that AC5 had similar effects for this subgroup. The Company plans to include data from this trial in a CE mark application that we intend to submit in 2017 and approval of which is required in order to market and commercialize AC5 as a medical device in Europe. We also expect to use this data in support of U.S. regulatory filings.

We expect that we will pursue approvals for use of AC5 as a hemostatic agent and wound care agent in surgical and dermatological settings, and we may also seek to obtain approvals for additional potential indications for use of the product, which we may pursue either opportunistically or once initial regulatory approval for the product is obtained.

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

Plan of Operations

Our long-term business plan includes the following goals:

•	conducting required biocompatibility studies and, subsequently, additional clinical trials on AC5 and related products;

•	expanding and maintaining protection of our intellectual property portfolio;

•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 and related products in the EU, the U.S., and other jurisdictions as we may determine;

•	continuing or developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding as required to support the milestones described previously and our operations generally;

•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	further clinical development of our product platform;

•	continue to expand and enhance our financial and operational reporting and controls;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and

•	assess our self-assembling peptide platforms in order to identify and select product candidates for advancement into development.

In addition to capital required for operating expenses, depending upon additional input form EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in 2017, up to $5,000,000 may be required to complete an initial European CE Mark approval and an initial US regulatory clearance or approval. These estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently anticipate, as of December 2, 2016, we believe that our current cash and cash equivalents on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2017. We could spend our financial resources much faster than we expect, in which case our current funds may not be sufficient to operate our business for the entire duration of that period.

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

Since inception, we have funded our operations primarily through debt borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants, and we may continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. The terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors. Further, newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from additional collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment-banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Industry and Competition

Arch is developing technology for surgery and trauma care applications. Planned products include, among others, barriers for both bleeding tissues and leaking fluids that create an environment permissive to normal healing. The initial focus has been on procedures and surgeries, with plans to follow with trauma applications. The initial clinical trial assessed AC5’s use in an external application, while internal human studies are intended to follow. Our intent is to provide a product set with broad utility and relatively few constraints based on bleeding, leakage, and wound type. Features of the technology highlight its potential utility in a range of settings, including traditional open procedures and the often more challenging minimally invasive surgeries.

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

Additional trends that support a demand for hemostatic and sealant products include the following:

•	overall procedure volume growth;

•	ambulatory same day surgery volume growth;

•	minimally invasive surgery procedure volume growth;

•	efforts to reduce operating room time; and

•	increased use of anticoagulants, which predispose patients to bleeding.

As a result of this demand, use of hemostatic agents and sealants is increasing. According to a 2015 MedMarket Diligence report, the market for these products achieved approximately $4.2 billion in worldwide sales in 2015 and is projected to reach $4.8 billion in 2017 and surpass $7.5 billion in 2022. Approximately three quarter of those sales are for hemostats, which are currently growing faster than sealants, as defined in the data survey. However, we believe that due to a currently poorly met need and pent up demand, the projected growth rate for sealants could become greater than that for hemostats once additional products become available.

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

In the course of developing AC5, we engaged commercial strategy and marketing consultants and communicated directly with care providers to understand the needs of potential customers and to assess product feature preferences. As we expected, better efficacy and reliability were identified as product features important to those customers, and we discovered that other product features are important to achieving broad market acceptance. Surgeons, operating room managers, sales representatives for currently available hemostatic products, and hospital decision-makers identified a number of desirable characteristics for a hemostatic agent, which we carefully consider while developing AC5. These features include that a product is:

•	laparoscopic friendly;

•	easily handled and applied;

•	able to promote a clear field of vision and not obstruct view;

•	non-viscous and flowable;

•	non-sticky (to tissue or equipment);

•	able to permit normal healing;

•	indifferent to status of coagulation cascade or “blood thinning” drugs;

•	non-toxic; and

•	not sourced from human or other animal blood or tissue components.

We anticipate that AC5 will meet these particular market demands, and we anticipate its use in minimally invasive or laparoscopic surgery as well as open surgical procedures. While open procedures represents the more established market for hemostatic agents, the number of surgeries performed by minimally invasive techniques, including laparoscopic surgery, has been growing over the past two decades and is significant. Less invasive laparoscopic procedures tend to result in shorter recovery times, faster discharges, less scarring, less pain and less need for pain medications. Many of the hemostasis products currently available do not possess certain features and handling characteristics that are ideal for use in a laparoscopic setting. For instance, many available products are difficult to use laparoscopically because they tend to be sticky, powdery, fabric-based or are otherwise difficult to control and/or insert into the small tubes used during many laparoscopic procedures. We believe that the novel features and differentiating characteristics of AC5 will make it more suitable for laparoscopic surgeries than many or most presently available alternatives.

Further, available data indicates that there may be increased pressure to perform more complex surgeries at reduced costs, including conducting operations in less expensive outpatient settings. Although accurate current statistics are difficult to obtain, a National Health Statistics Report from 2006 and updated in 2009 indicates that outpatient surgery volume was increasing by approximately 5% annually, and a 2009 report covering U.S. surgical procedures suggests that inpatient surgery volume was declining 1% per year. We believe that a motivating factor of this trend may be the increased costs associated with hospital inpatient procedures performed in operating rooms, which, according to MedMarket Diligence, have been estimated to cost between $2,000 and $10,000 per hour. These costs likely motivate increased operating room throughput and increased volume of procedures performed in outpatient settings. Both of those trends highlight the need for highly effective hemostatic agents and sealants that can decrease operating room time for inpatient procedures and help to increase the safety of performing more types of procedures in less expensive outpatient settings.

Participants in the hemostatic and sealant market currently include large companies, such as Johnson & Johnson and its affiliated companies, C. R. Bard, Inc., Baxter International Inc., Mallinckrodt plc, as well as various smaller companies. Certain companies in other sectors, such as pharmaceuticals, wound care, and orthopedics, among others, are also interested in these markets.

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

Research and Development Expenditures

Our research and development expenses to date have primarily included labor and third party consulting costs to develop our core technology and AC5. Research and development expense during the year ended September 30, 2016 was $1,683,299, a decrease of $76,738 compared to $1,760,037 for the year ended September 30, 2015. We expect our research and development activities and expenses to increase significantly as we execute on our business plan and commence additional clinical trials

Regulation by the FDA and Similar Foreign Agencies

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

Class III devices are those that are deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or that have a new intended use or use advanced technology that is not substantially equivalent to that of a legally marketed device. As a result of the intended use of AC5 and the novel technology on which is it based, we anticipate that the FDA will classify it as a Class III or Class II medical device.

As described previously, AC5 fulfills the definition of a medical device in Europe. We anticipate that the FDA will rule similarly. We further anticipate that AC5 could be regulated as either a Class III or a Class II medical device in these jurisdictions, depending upon the application.

US Regulatory Approval Process

Products that are regulated as medical devices and that require review by the FDA are subject to either a premarket notification, also known as a 510(k), which must be submitted to the FDA for clearance, or a PMA application, which the FDA must approve prior to marketing in the U.S. The FDA will ultimately determine the appropriate regulatory path.

We believe that the products we are currently pursuing for internal use will require a PMA approval prior to commercialization. However, we believe that we may commercialize an initial product for external use upon clearance through the 510(k) process, which we expect to seek during the second half of calendar year 2017. We have had preliminary discussions with the FDA about the 510(k) process and are encouraged by the FDA’s guidance on key elements of that pathway.

To obtain 510(k) marketing clearance for a medical device, an applicant must submit a premarket notification application to the FDA demonstrating that the device is "substantially equivalent" to a predicate device, which is typically a legally marketed Class II device in the United States. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding substantial equivalence.

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

We have not submitted to the FDA a PMA or commenced the required clinical trials, and we have not submitted a premarket notification. Ever if we conduct successful preclinical and clinical studies and submit a PMA for an approval or premarket application for clearance, the FDA may not permit commercialization of AC5 for the desired indications of use, on a timely basis, or at all. Our inability to achieve regulatory approval for AC5 in the U.S., a large market for hemostatic products, would materially adversely affect our ability to grow our business.

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

In order to complete a clinical trial, we are required to enroll a sufficient number of patients to conduct the trial after obtaining each patient’s informed consent in a form and substance that complies with both FDA requirements and state and federal privacy and human subject protection regulations. Many factors could lead to delays or inefficiencies in conducting clinical trials, some of which are discussed under the heading “RISK FACTORS” in this Annual Report on Form 10-K. Further, we, the FDA or the IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to the subjects of the trial outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S.

On December 16, 2015, we announced that we had received clearance from a regulatory authority in Western Europe to initiate a human clinical trial to assess the safety and performance of AC5 in humans. The initial patient was treated in the first quarter of 2016 and on June 6, 2016, we announced we had completed patient enrollment in this study. On August 15, 2016, we announced that the AC5 Topical Hemostatic Device met its primary and secondary endpoints in our first clinical trial. On October 31, 2016, the Company announced that additional analysis of the subgroup of 10 patients who were taking a prescribed antiplatelet medication, commonly known as a blood thinner, such as aspirin, indicated that AC5 had similar effects for this patient population.

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

In February of 2015, we announced that BSI confirmed that AC5 fulfills the definition of a medical device within the EU and will be classified as such in consideration for CE mark designation. We anticipate that AC5 could be regulated as either a Class III or a Class II medical device in these jurisdictions, depending upon the application.

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

Intellectual Property

We are focused on the development of self-assembling compositions, particularly self-assembling peptide compositions, and methods of making and using such compositions primarily in healthcare applications. Suitable applications of these compositions include limiting or preventing the movement of bodily fluids and contaminants within or on the human body, preventing adhesions, treatment of leaky or damaged tight junctions, and reinforcement of weak or damaged vessels, such as aneurysms. Our strategy to date has been to develop an intellectual property portfolio in high-value jurisdictions that tend to uphold intellectual property rights.

Our patent portfolio, which covers self-assembling peptides and methods of use thereof, includes six granted, issued or allowed patents, and seventeen pending applications in nine jurisdictions.

We have also entered into a license agreement with MIT pursuant to which we have been granted exclusive rights under one portfolio of patents and non-exclusive rights under another portfolio of patents. The portfolio exclusively licensed from MIT and Versitech Limited (“MIT”) includes fifteen patents that have been either allowed, issued or granted and seven applications that are pending in nine jurisdictions. The portfolio non-exclusively licensed from MIT includes a number of PCT applications which have now entered the national and regional phases outside of the US, including eight issued patents in four jurisdictions that expire between 2016 and 2027 (absent patent term extension), and one pending patent application in one jurisdiction. Because a portion of our patent portfolio has been in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business. A complaint for an invalidation trial has been filed by a competitor against one of our licensed MIT Japanese patents. The corresponding European patent licensed by Arch from MIT was recently opposed, but was maintained in amended form following an administrative hearing. This decision has been appealed.

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

Employees

We presently have six full-time employees and one part-time employee, and make extensive use of third party contractors, consultants, and advisors to perform many of our present activities. We expect to increase the number of our employees as we increase our operations.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require significant additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. Moreover, our cash position is vastly inadequate to support our business plans and substantial additional funding will be needed in order to pursue those plans, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of December 2, 2016, we believe that our current cash and cash equivalents on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2017.

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

We expect to continue to incur significant expenses and we anticipate that those expenses and losses may increase in the foreseeable future as we seek to:

•	develop our principal product candidate, AC5, and the underlying technology, including advancing applications and conducting biocompatibility and other preclinical studies;

•	raise capital needed to fund our operations;

•	build and enhance investor relations and corporate communications capabilities;

•	conduct additional clinical trials relating to AC5 and any other product candidate we seek to develop;

•	attempt to gain regulatory approvals for product candidates;

•	build relationships with contract manufacturing partners, and invest in product and process development through such partners;

•	maintain, expand and protect our intellectual property portfolio;

•	advance additional product candidates and technologies through our research and development pipeline;

•	seek to commercialize selected product candidates which may require regulatory approval; and

•	hire additional regulatory, clinical, quality control, scientific, financial, and management, consultants and advisors.

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

Based on our current operating expenses and working capital requirements, as of December 2, 2016, we believe that our current cash and cash equivalents on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2017. In addition to the funds raised from our previous equity and convertible debt financings and borrowings under the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) that we entered into with MLSC, we will need to obtain additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5 in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

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

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We have obtained research and development support through collaborative arrangements, such as the Project Agreement that we entered into with the National University of Ireland Galway (“NUIG”) on May 28, 2015, and we may continue to seek funding through additional collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all. In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the MLSC Loan Agreement (i) restricting our ability to incur certain types of additional indebtedness, and (ii) that would cause all amounts under the MLSC Loan Agreement to become immediately due and payable if we receive cumulative net proceeds of $5,000,000 or more in one or more financing transactions at any time after October 3, 2016. These restrictions and provisions, which are discussed in greater detail below under the risk factor entitled “Our current and any future debt facilities or instruments may require us to use our limited capital to repay amounts owed and may impose limitations on our operations, which could negatively affect our business plans,” could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to additional covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. Finally, servicing the interest and principal repayment obligations under our debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

The terms of the 2016 Private Placement Financing could impose additional challenges on our ability to raise funding in the future.

The subscription agreements that we entered into between May 24, 2016 and May 26, 2016 (the “2016 Subscription Agreements”) in connection with our private placement financing that closed on May 26, 2016 (the “2016 Private Placement Financing”) impose certain restrictions on our ability to issue equity or debt securities, including the following: (i) until the six-month anniversary of the first date on which all the Registrable Securities (as defined in the registration rights agreement that we entered into with the investors in the 2016 Private Placement Financing)(the “2016 Registrable Securities”) are covered by one or more effective registration statements, which occurred on July 13, 2016 (the “2016 Registration Statement Effective Date”), the 2016 Investors shall have certain notice and participation rights with respect to offers and sales of securities that we may pursue; and (ii) until the earlier of the nine-month anniversary of the 2016 Registration Statement Effective Date and the date on which the 2016 Investors have sold all such 2016 Registrable Securities, we may not effect or enter into an agreement for a VRT, where a “VRT” is a transaction in which we (1) issue convertible securities at (A) a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of our Common Stock at any time after the initial issuance of such convertible securities; or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock, other than pursuant to a customary “weighted average” anti-dilution provision; or (2) enter into any agreement (including, without limitation, an “equity line of credit” or an “at-the-market offering”) whereby we or any subsidiary may sell securities at a future determined price, other than standard and customary “preemptive” or “participation” rights. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

Our current and any future debt facilities or instruments may require us to use our limited capital to repay amounts owed and may impose limitations on our operations, which could negatively affect our business plans.

On September 30, 2013, we entered into the MLSC Loan Agreement with MLSC pursuant to which MLSC has provided us an unsecured subordinated loan in principal amount of $1,000,000 (such loan, the “MLSC Loan”). Under the original terms of the MLSC Loan Agreement, the MLSC Loan bore interest at a rate of 10% per annum, and became fully due and payable on the earlier of (i) September 30, 2018; (ii) the occurrence of an event of default under the MLSC Loan Agreement; or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period. On September 28, 2016, we entered into an amendment (the “Amendment”). Under the terms of the Amendment, (i) interest on the MLSC Loan decreased from 10% per annum to 7% per annum beginning October 3, 2016; and (ii) the MLSC Loan becomes due and payable on the earlier of (a) October 3, 2017 (the “Maturity Date”); (b) the completion of a sale of substantially all of our assets, or a change-of-control transaction; or (c) one or more financing transactions in which we receive cumulative net proceeds of $5,000,000 or more in one or more financing transactions at any time after October 3, 2016, and the occurrence of an event of default under the MLSC Loan Agreement. In addition, under the terms of the Amendment, beginning October 3, 2016, the Company began repaying the principal and accrued interest under the MLSC Loan by making the first of 13 monthly payments of $106,022, with the last payment scheduled to occur on the Maturity Date. Accordingly, we will need substantial amounts of cash in order to repay the principal and interest owed under MLSC Loan, as it becomes due, which we may not have or be able to obtain. Any failure to make payments as required under the MLSC Loan Agreement would constitute an event of default, and could result in, among other things, MLSC’s acceleration of all amounts due thereunder.

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

We are a development stage company subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. Our operations to date have been primarily limited to organizing and staffing, developing and securing our technology and undertaking funding preclinical studies of our lead product candidate, and funding one clinical trial. We have not demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

If we fail to maintain appropriate internal controls in the future, we may not be able to report our financial results accurately, which may adversely affect our stock price and our business.

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting requires the commitment of significant financial and managerial resources.. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a publicly traded company or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our stock and our business.

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

The development plan for our lead product candidate is based on our anticipation of pursuing the medical device regulatory pathway, and in February 2015 we received confirmation from The British Standards Institution (“BSI”), a Notified Body (which is a private commercial entity designated by the national government of an European Union (“EU”) member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements) in the EU, that AC5 fulfills the definition of a medical device within the EU and will be classified as such in consideration for CE mark designation. However, the FDA and other applicable foreign agencies, including European Competent Authorities, will have authority to finally determine the regulatory path for our product candidates in their jurisdictions. If the FDA or similar foreign agencies or intermediaries deem our product to be a member of a category other than a medical device, such as a drug or biologic, or impose additional requirements on our pre-clinical and clinical development than we presently anticipate, financing needs would increase, the timeline for product approval would lengthen, the program complexity and resource requirements world increase, and the probability of successfully commercializing a product would decrease. Any or all of those circumstances would materially adversely affect our business.

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

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. While the Company has completed its first clinical trial in Western Europe, clinical trials that are planned or which have or shall commence for any of our product candidates could be delayed or fail for a number of reasons, including if:

•	the FDA or other regulatory authorities, or other relevant decision making bodies do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;

•	sufficient suitable subjects do not enroll, enroll more slowly than anticipated or remain in our trials;

•	we fail to produce necessary amounts of product candidate;

•	subjects experience an unacceptable rate of efficacy of the product candidate;

•	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product candidate;

•	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;

•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;

•	third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on the anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or an institutional review board (“IRB”) or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;

•	manufacturing facilities of our third party manufacturers are ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) or other applicable requirements;

•	third-party contractors become debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements;

•	the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third party contractors are unable to satisfy;

•	one or more IRB refuses to approve, suspends or terminates a trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial;

•	the FDA or other regulatory authorities seek the advice of an advisory committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;

•	the FDA or other regulatory authorities require us to expand the size and scope of the clinical trials, which we may not be able to do; or

•	the FDA or other regulatory authorities impose prohibitive post-marketing restrictions on any of our product candidates that attain regulatory approval.

Any delay or failure of one or more of our clinical trials may occur at any stage of testing. Any such delay could cause our development costs to materially increase, and any such failure could significantly impair our business plans, which would materially harm our financial condition and operations.

We cannot market and sell any product candidate in the U.S. or in any other country or region if we fail to obtain the necessary regulatory approvals, clearances or certifications from applicable government agencies.

We cannot sell our product candidates in any country until regulatory agencies grant marketing approval, clearance or other required certification. The process of obtaining such approval is lengthy, expensive and uncertain. If we are able to obtain such approvals for our lead product candidate or any other product candidate we may pursue, which we may never be able to do, it would likely be a process that takes many years to achieve.

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

We believe that the pathway to marketing approval in the U.S. for our lead product candidate for internal use will likely require the process of FDA Premarket Approval (“PMA”) for the product, which is based on novel technologies and likely will be classified as a Class III medical device. This approval pathway can be lengthy and expensive, and is estimated to take from one to three years or longer from the time the PMA application is submitted to the FDA until approval is obtained, if approval can be obtained at all.

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

Materials necessary to manufacture our product candidates may not be available on time, on commercially reasonable terms, or at all, which may delay or otherwise hinder the development and commercialization of those product candidates.

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

As demonstrated by the Project Agreement that we entered into with NUIG on May 28, 2015, we are interested in collaborating with physicians, patient advocacy groups, foundations, government agencies, and/or other third parties to assist with the development of our product candidates. If required regulatory approvals are obtained for any of our product candidates, then we may consider entering into additional collaboration arrangements with medical technology, pharmaceutical or biotechnology companies and/or seek to establish strategic relationships with marketing partners for the development, sale, marketing and/or distribution of our products within or outside of the U.S. If we elect to expand our current relationship with NUIG and/or seek additional collaborators in the future but are unable to reach agreements with NUIG and/or such other collaborators, as applicable, then we may fail to meet our business objectives for the affected product or program. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts, if any, to establish and implement additional collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish may not be favorable to us, and the success of any such collaboration will depend heavily on the efforts and activities of our collaborators. Any failure to engage successful collaborators could cause delays in our product development and/or commercialization efforts, which could harm our financial condition and operational results.

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

If our product candidates are approved for commercialization, any sales will depend in part on the availability of direct or indirect coverage and reimbursement from third-party payers such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other healthcare related organizations. If our product candidates obtain marketing approval, pricing and reimbursement may be uncertain. Both the federal and state governments in the U.S. and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of healthcare. Further, federal, state and foreign healthcare proposals and reforms could limit the prices that can be charged for the product candidates that we may develop, which may limit our commercial opportunity. Adoption of our product candidates by the medical community may be limited if doctors and hospitals do not receive adequate partial or full reimbursement for use of our products or procedures in which our products are used, if any are commercialized. In some foreign jurisdictions, marketing approval or allowance could be dependent upon pre-marketing price negotiations. As a result, any denial of private or government payer coverage or inadequate reimbursement for procedures performed using our products, before or upon commercialization, could harm our business and reduce our prospects for generating revenue.

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

In addition, our proprietary information, trade secrets and know-how are important components of our intellectual property rights. We seek to protect our proprietary information, trade secrets, know-how and confidential information, in part, with confidentiality agreements with our employees, corporate partners, outside scientific collaborators, sponsored researchers, consultants and other advisors. We also have invention or patent assignment agreements with our employees and certain consultants and advisors. If our employees or consultants breach those agreements, we may not have adequate remedies for any of those breaches. In addition, our proprietary information, trade secrets and know-how may otherwise become known to or be independently developed by others. Enforcing a claim that a party illegally obtained and/or for which a party is using our proprietary information, trade secrets and/or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time consuming litigation could be necessary to seek to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain protection thereof could adversely affect our competitive business position and results of operations.

We do not have exclusive rights to certain intellectual property as our patent portfolio includes certain patents that are jointly owned with our collaborators and others that have been in-licensed on a non-exclusive basis.

As of November 15, 2016, we either own or license from others a number of U.S. patents, U.S. patent applications and international (PCT) patent applications with certain of our collaborators. The rights of our collaborators to these patents, patent applications and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

Our patent portfolio includes a total of 23 patents and applications assigned to Arch Biosurgery, Inc. This portfolio covers self-assembling peptides and methods of use thereof, and includes six patents that have been either allowed, issued or granted, and seventeen pending applications in nine jurisdictions.

We have also entered into a license agreement with Massachusetts Institute of Technology (“MIT”) and Versitech Limited pursuant to which we have been granted exclusive rights under one portfolio of patents and non-exclusive rights under another portfolio of patents. The portfolio exclusively licensed from MIT and Versitech Limited includes fifteen patents that have been either allowed, issued or granted and seven applications that are pending in a total of nine jurisdictions.

The portfolio non-exclusively licensed from MIT includes a number of PCT applications which have now entered the national and regional phases outside of the US, including eight patents that have been either allowed, issued or granted in four jurisdictions that expire between 2016 and 2027 (absent patent term extension), and one pending patent application in one jurisdiction. A complaint for an invalidation trial has been filed by a competitor against one of our licensed MIT Japanese patents. The corresponding European patent licensed by Arch from MIT was recently opposed, but was maintained in amended form following an administrative hearing. This decision has been appealed.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of December 2, 2016, up to 6,233,323 shares may be acquired upon the exercise of the Series E Warrants.

Similarly, in connection with our private placement financing that concluded on July 2, 2015 (the “2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of December 2, 2016, up to 10,951,663 shares may be acquired upon the exercise of the Series D Warrants.

Upon the closing of our private placement financing on February 4, 2014 (the “2014 Private Placement Financing”), we issued an aggregate of 11,400,000 shares of our Common Stock, which equaled approximately 16% of our currently issued and outstanding Common Stock on the date the 2014 Private Placement Financing closed. Upon the closing of the 2014 Private Placement Financing, we also issued three series of Warrants to acquire up to an additional 34,200,000 shares of our Common Stock at initial exercise prices ranging from $0.30 per share (the Series A Warrants), $0.35 per share (the Series B Warrants), and $0.40 per share (the Series C Warrants). On December 1, 2014, the Company entered into that certain Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock, dated as of December 1, 2014, with Cranshire pursuant to which, among other things, the exercise prices of the Series B Warrants and Series C Warrants were lowered to $0.20 per share. Following the December 1, 2014 amendment, (i) 4,000,000 shares underlying the Series B Warrants were exercised, and the remaining 7,400,000 expired unexercised on January 3, 2015 when the term of the Series B Warrants expired; and (ii) all 11,400,000 shares underlying the Series C Warrants were exercised prior to the expiration of the Series C Warrants at 5:00 p.m., New York time, on July 2, 2016. As a result of the conversion price of our Convertible Notes, the closing of the Notes Offering and the subsequent issuance of the Convertible Notes triggered the Anti-Dilution Provisions of the Series A Warrants, which in turn reduced the exercise price of the Series A Warrants to $0.20 per share and increased the aggregate number of shares issuable under the Series A Warrants by 5,700,000 shares (or fifty-percent (50%)) from 11,400,000 shares to 17,100,000 shares. As of December 2, 2016, up to 25,000 shares may be acquired upon the exercise of the Series A Warrants.

Additionally, as of December 2, 2016, 5,347,527 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 12,479,210 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.72 per share and with a weighted average exercise price of $0.33 per share, and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series E Warrants granted in connection with the 2016 Private Placement Financing, the Series D Warrants granted in connection with the 2015 Private Placement Financing, and the Series A Warrants granted in connection with the 2014 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of December 1, 2016, we believe that our current cash and cash equivalents on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2017. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of December 2, 2016, Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, Dr. Avtar Dhillon, the Chairman of our Board of Directors, and James R. Sulat, a director, beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 17.9% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. In October 2013, we entered into a one and one-half year operating sublease agreement pursuant to which we leased the office space of our relocated headquarters in Wellesley, Massachusetts for a base annual rent equal to $5,031 per month. In April 2015, we moved our corporate offices to a property in Framingham, Massachusetts. We entered into a month-to-month operating lease agreement, pursuant to which we are obligated to pay monthly rent of $2,000, with a minimum six month commitment. We are no longer party to the October 2013 lease, and we believe our present offices are suitable for our current and planned near-term operations.

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

	High	Low
Fiscal Year Ending September 30, 2015
First Quarter ended December 31, 2014	$0.25	$0.16
Second Quarter ended March 31, 2015	$0.24	$0.18
Third Quarter ended June 30, 2015	$0.26	$0.18
Fourth Quarter ended September 30, 2015	$0.37	$0.23

Fiscal Year Ending September 30, 2016
First Quarter ended December 31, 2015	$0.27	$0.17
Second Quarter ended March 31, 2016	$0.32	$0.18
Third Quarter ended June 30, 2016	$0.66	$0.34
Fourth Quarter ended September 30, 2016	$0.89	$0.55

As of December 1, 2016, there were approximately 100 holders of record of our common stock.

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

Recent sales of unregistered securities

On August 9, 2016, we entered into a consulting agreement with an investor relations firm, Acorn Management Partners, LLC (“Acorn”). In consideration of the services to be provided under and in accordance with the terms of the consulting agreement, we issued (i) 225,000 shares of Common Stock under our 2013 Stock Incentive Plan at an agreed upon value of $0.72 per share, which was the closing price of our common stock on August 9, 2016; and (ii) an option under our 2013 Stock Incentive Plan to purchase up to 375,000 shares of Common Stock at an exercise price of price of $0.72 per share, in each case to John R. Exley, Acorn’s Chief Executive Officer and the party designated by Acorn to receive its shares and option. The shares and option are subject to time-based vesting restrictions. Of the 225,000 shares of Common Stock granted to Mr. Exley, 75,000 vest 90 days from the date of the award, 75,000 vest 120 days from the date of the award and the remaining 75,000 shares are scheduled to vest 150 days from the date of the award. Of the stock options to purchase up to 375,000 shares of Common Stock awarded to Mr. Exley, 125,000 vest 90 days from the date of the award, 125,000 vest 120 days from the date of the award and the remaining 125,000 shares are scheduled to vest 150 days from the date of the award. The issuance and sale of the shares of Common Stock and option to Acorn has not been registered under the Securities Act, and such securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act based on the following facts: Acorn has represented that it is an accredited investor as defined in Regulation D promulgated under the Securities Act, that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, a distribution thereof in violation of applicable securities laws; that it understood that the securities would be issued as restricted securities and as a result, it must bear the economic risk of its investment in the securities for an indefinite period of time.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. This discussion and analysis contains forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “will,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options, warrants and convertible notes; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired regulatory approvals in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified under the caption “ Risk Factors ” in this Form 10-K and in the documents Arch has filed, or will file with the SEC. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-K to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Corporate Overview

Arch Therapeutics, Inc. was incorporated under the laws of the State of Nevada on September 16, 2009 with the name “Almah, Inc.”. Effective June 26, 2013, Arch completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), Arch’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of Arch. Prior to the completion of the Merger, Arch was a “shell company” under applicable rules of the SEC and had no or nominal assets or operations. As part of the acquisition, Almah management resigned and was replaced with ABS management. Upon its acquisition of ABS, Arch abandoned its prior business plan and changed its operations to the business of a biotechnology company.

For financial reporting purposes, the Merger represented a “reverse merger”. ABS was deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the assets, liabilities, accumulated deficit and the historical operations that are reflected in the Company’s consolidated financial statements are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information was consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in this Annual Report on Form 10-K.

ABS was incorporated under the laws of the Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc., changed its name to Arch Therapeutics, Inc. on April 7, 2008, and changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc. upon the closing of the Merger on June 26, 2013.

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. For the year ended September 30, 2016, we have a net loss of $5,992,370 versus a net loss of $2,947,526 in the comparable period in the prior year. We devote a significant amount of our efforts towards fundraising, clinical trials, and product research. The loss for the year ended September 30, 2016 is attributable to general and administrative costs, primarily relating to legal costs associated with intellectual property, patent application and prosecution costs, and general corporate legal expenses and research and development expenses, including clinical trials, all of which were partially offset by adjustments to the derivative liabilities. The loss for the year ended September 30, 2015 is attributable to general and administrative costs, primarily relating to legal costs associated with intellectual property, patent application and prosecution costs, and general corporate legal expenses and research and development expenses all of which were partially offset by adjustments to the derivative liabilities. Cash used in operating activities increased $507,641 during the year ended September 30, 2016 to $4,747,027, compared to $4,239,386 for the year ended September 30, 2015. Cash at September 30, 2016 increased by $1,076,376 to $5,036,476 compared to $3,960,100 for the year ended September 30, 2015.

Business Overview

We are a biotechnology company in the development stage. We have generated no revenues to date and are devoting substantially all of our operational efforts to the development of our core technology. We aim to develop products that make surgery and interventional care faster and safer by using a novel approach to stop bleeding (referenced as “hemostatic” or “hemostasis”), control leaking (referenced as “sealant” or “sealing”), and provide other advantages during surgery and trauma care. Our core technology is based on self-assembling peptides that creates a physical, mechanical barrier, which could be applied to seal organs or wounds that are leaking blood and other fluids. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our plan and business model is to develop products that apply that core technology for use with bodily fluids and tissues.

Our primary product candidates, known collectively as the AC5 Devices™ (which we sometimes refer to as “AC5™”, “AC5 Surgical Hemostatic Device™”, “AC5 Surgical Hemostat™”, “AC5 Topical Hemostatic Device™”, or “AC5 Topical Hemostat™”), are being designed to achieve hemostasis in surgical procedures. They rely on our self-assembling peptide technology and are being designed to achieve hemostasis in skin wounds and in minimally invasive and open surgical procedures. We intend to develop other product candidates based on our technology platform for use in a range of indications.

AC5 is being designed as a product containing synthetic biocompatible peptides comprising L amino acids, commonly referred to as naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. AC5 may be applied directly as a liquid, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 does not possess sticky or glue-like handling characteristics, which we believe will enhance its utility in several settings, including minimally invasive surgical procedures. Further, in certain settings, AC5 lends itself to a concept that we call Crystal Clear Surgery™; the transparency and physical properties of AC5 may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as it starts.

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

We have devoted much of our operational effort to date to the research and development of our core technology, including selecting our initial product composition, conducting initial safety and other related tests, conducting an initial human trial for safety and performance of AC5, developing methods for scale-up, reproducibility, manufacturing and formulation, and developing and protecting the intellectual property rights underlying our technology platform. Manufacturing method and formulation optimization are important parts of peptide development. Manufacturing and formulation optimization for our product candidates has been and continues to be done with extensive collaboration among our team and partners. The processes are focused on optimizing traditional product parameters to target specifications covering performance, biocompatibility, physical appearance, stability, and handling characteristics, among others. We and our partners intend to monitor manufacturing processes and formulation methods closely, as success or failure in both setting and realizing appropriate specifications may directly impact our ability to conduct preclinical and clinical trials and our subsequent commercialization timelines.

Our long-term business plan includes the following goals:

•	conducting required biocompatibility studies and additional clinical trials on AC5 and related products;

•	expanding and maintaining protection of our intellectual property portfolio;

•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 and related products in the EU, the U.S., and other jurisdictions as we may determine;

•	continuing or developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding as required to support the milestones described previously and our operations generally;

•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	further clinical development of our product platform;

•	continue to expand and enhance our financial and operational reporting and controls;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and

•	assess our self-assembling peptide platforms in order to identify and select product candidates for advancement into development.

We believe that the Company has cash and cash equivalents on hand to meet its anticipated cash requirements into the fourth quarter of Fiscal 2017. In addition to capital required for operating expenses, depending upon additional input form EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in 2017, up to $5,000,000 may be required to complete an initial European CE Mark approval and an initial US regulatory clearance or approval. These estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

Recent Developments

On December 16, 2015, we announced that we had received clearance from a regulatory authority in Western Europe to initiate a human clinical trial to assess the safety and performance of AC5 in humans. The initial patient was treated in the first quarter of 2016 and on June 6, 2016, we announced we had completed patient enrollment in this study. On August 15, 2016, we announced that the AC5 Topical Hemostatic Device met its primary and secondary endpoints in our first clinical trial. On October 31, 2016, the Company further announced that additional analysis of the subgroup of 10 patients who were taking a prescribed antiplatelet medication, commonly known as a blood thinner, such as aspirin, indicated that AC5 had similar effects for this patient population.

The objectives of the study were to evaluate the safety and performance of AC5 in patients scheduled to undergo excision of skin lesions on their trunk or upper limbs. The primary endpoint was safety throughout the surgical procedure and until the end of a 30-day follow-up period post procedure. Safety of the clinical investigation device was determined by monitoring for treatment related adverse events. The primary objective was met, as the safety outcomes of both the AC5 treatment group and the control group were similar. No serious adverse events were reported.

A secondary endpoint was performance as assessed by time to hemostasis. The median time to hemostasis of wounds in the AC5 treatment group was 41% faster than for those in the control group. This result was statistically significant (p < 0.001, Wilcoxon signed rank test).

An additional secondary endpoint of healing of treated wounds was assessed as measured by the ASEPSIS wound score at Days 7 and 30. There was no evidence, at either follow-up day, of an adverse effect of AC5 treatment on the wound ASEPSIS score. The ASEPSIS score did not appear to be compromised, as the majority of patients had an ASEPSIS score of 0 in both wounds at Days 7 and 30. All AC5-treated wounds healed satisfactorily as per wound healing scoring criteria.

During the year ended September 30, 2016, we also announced that we had received an internationally recognized ISO quality certification, and obtained favorable results from a broad panel of preclinical biocompatibility tests that were performed on AC5 in support of Arch’s planned filing of a CE Mark application that indicate that AC5’s peptide structure and mechanism of action, which is based on the formation of a local physical-mechanical barrier at the wound site, does not promote toxicity to the overall biological system following exposure to AC5. In addition, on April 5, 2016, April 11, 2016, and May 16, 2016, the Company announced that notices of allowance from the U.S. Patent Office had been received on two broad composition-of-matter patents and a broad method of use patent that are assigned to the Massachusetts Institute of Technology (MIT) and Versitech Limited and which are exclusively licensed worldwide to Arch. The broad composition claims of the composition-of-matter patents cover Arch’s present and proposed products, which contain peptides and peptidomimetics, respectively, that self-assemble into barrier structures on tissue and inhibit or prevent the passage of bodily fluids. The broad method claims of the method of use patent cover techniques for preventing the loss or unwanted movement of body fluids. Further, on May 10, 2016, the Company announced that a notice of allowance from the U.S. Patent Office had been received for a broad composition of matter and method of use patent that covers solid forms of the Company’s self-assembling technology. In addition, the Company has initiated the FDA regulatory process.

From October 1, 2015 through April 2016, $605,000 of principal on the Company’s outstanding convertible notes and $39,900 of associated accrued interest were converted into an aggregate of 3,224,494 shares of common stock. In addition, from October 1, 2015 through September 30, 2016, Series C Warrants had been exercised on a cash basis for an aggregate issuance of 3,400,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $680,000, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 4,300,000 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $860,000, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 3,439,091 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $859,773 and Series E Warrants had been exercised on a cash basis for an aggregate issuance of 705,425 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $308,976. In addition, 3,925,000 of Series A Warrants had been exercised on a cashless basis for an aggregate of 2,333,559 shares of the Company’s Common Stock.

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

Beginning May 24, 2016 and through May 26, 2016, we entered into 2016 Subscription Agreements with 18 accredited investors providing for the issuance and sale by the Company to the investors in the 2016 Private Placement Financing (the “2016 Investors”), in a private placement, of an aggregate of 9,418,334 Units at a purchase price of $0.36 per Unit. Each Unit consisted of a share of Common Stock, and a Series E Warrant to purchase 0.75 shares of Common Stock at an exercise price of $0.4380 per share at any time prior to the fifth anniversary of the issuance date of the Series E Warrant. The issuance of the common stock resulted in gross proceeds to the company of $3,390,600.

On September 28, 2016, the Company and MLSC entered into that certain Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement (the “Amendment”). Under the terms of the Amendment, (i) interest on the MLSC Loan will decrease from 10% per annum to 7% per annum beginning October 3, 2016; and (ii) the MLSC Loan will now become due and payable on the earlier of October 3, 2017 (the “Maturity Date”), the occurrence of a Corporate Event (which is defined as the occurrence of either a Qualified Sale or Qualified Financing), or the occurrence of a Default (as defined in the Note). In addition, under the terms of the Amendment, (a) beginning October 3, 2016, the Company will pay the principal and accrued interest under the MLSC Loan by making 13 monthly payments of approximately $106,022, with the last payment scheduled to occur on the Maturity Date; and (b) the term “Qualified Financing” is now defined to mean one or more financing transactions in which we receive, in a single transaction or series of transactions, cumulative net proceeds of not less than five million dollars ($5,000,000) at any time after October 3, 2016. As a result of the Amendment, the Company expects to reduce interest expenses that would otherwise be incurred under the MLSC Loan Agreement by approximately $232,000 due to the effect of the amortization payments and the lower 7% per annum interest rate.

On September 30, 2016, the Company filed registration statement with the Securities and Exchange Commission (the “SEC”) utilizing a “shelf” registration process. On October 20, 2016, the SEC declared the registration statement effective. Under this registration statement, we may offer and sell an indeterminate number of shares of our common stock, warrants, debt securities, subscription rights, and/or units. Under this shelf process, the Company may sell up to $50,000,000 of these securities separately or as units, which may include combinations of the securities. The Company may offer these securities in amounts, at prices and on terms determined at the time of offering. The net proceeds from the sale of the securities will be used for working capital and general corporate purposes, which may include acquisitions, retirement of debt and other business opportunities..

Results of Operations

The following discussion of our results of operations should be read together with the financial statements included in this Annual Report and the notes thereto. Our historical results of operations and the period-to-period comparisons of our results of operations that follow are not necessarily indicative of future results.

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

	September 30,	September 30,	Increase
	2016	2015	(Decrease)
Revenue	$-	$-	$-
Operating Expenses
General and Administrative	4,367,476	3,700,477	666,999
Research and Development	1,683,299	1,760,037	(76,738)
Loss from Operations	6,050,775	5,460,514	590,261
Other Income (Expense)	58,405	2,512,988	(2,454,583)
Net Loss	$5,992,370	$2,947,526	$3,044,844

Revenue

We did not generate any revenue in either of the years ended September 30, 2016 or 2015.

General and Administrative Expense

General and administrative expenses during the fiscal year ended September 30, 2016 were $4,367,476, an increase of $666,999 compared to $3,700,477 for the fiscal year ended September 30, 2015. The increase in general and administrative expense is primarily attributable to increased legal costs associated with intellectual property, patent application and prosecution costs, and fundraising efforts. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the fiscal year ended September 30, 2016 was $1,683,299, a decrease of $76,738 compared to $1,760,037 for the fiscal year ended September 30, 2015. The decrease in research and development expense is primarily attributable to a reduction in stock-based compensation, the timing of the preclinical studies, and reduced research and development staffing levels. These expenses were partially offset by increased clinical trial related expenses and quality management system related expenses. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income/(Expense)

Other income during the year ended September 30, 2016 was $58,405, a decrease of $2,454,583 compared to total other expense of $2,512,988 for the year ended September 30, 2015. The decrease in other income was the result of the change in derivative liabilities.

Liquidity and Capital Resources

Working Capital

At September 30, 2016, we had total current assets of $5,144,260 (including cash and cash equivalents of $5,036,476) and working capital of $3,265,480. Our working capital as of September 30, 2016 and September 30, 2015 is summarized as follows:

	September 30,	September 30,
	2016	2015
Total Current Assets	$5,144,260	$4,003,019
Total Current Liabilities	1,878,780	1,286,078
Working Capital	$3,265,480	$2,716,941

Total current assets as of September 30, 2016 were $5,144,260, an increase of $1,141,241 compared to $4,003,019 as of September 30, 2015. The increase in current assets is primarily attributable to proceeds received from the 2016 Private Placement Financing and the exercise of Series A, Series C and Series D Warrants partially offset by general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of September 30, 2016 and September 30, 2015 were comprised primarily of cash and cash equivalents, prepaid expenses and other current assets.

Total current liabilities as of September 30, 2016 were $1,878,780, an increase of $592,702 compared to $1,286,078 as of September 30, 2015. The increase is primarily due to $899,627 of the long-term note and $304,770 of the long-term accrued interest being classified as current, partially offset by the conversion of $605,000 of convertible notes into equity and an adjustment to the fair value of the derivative liabilities associated with these Notes. Our total current liabilities as of September 30, 2016 were comprised of accounts payable, accrued expenses and the current portion of the note payable and accrued interest. Our total current liabilities as of September 30, 2015 were comprised primarily of the current portion of the derivative liability, the Notes, accounts payable and accrued expenses.

Cash Flow

	September 30,	September 30,
	2016	2015
Cash Used in Operating Activities	$(4,747,027)	$(4,239,386)
Cash Used in Investing Activities	-	-
Cash Provided by Financing Activities	5,823,403	7,365,966
Net increase in cash and cash equivalents	$1,076,376	$3,126,580

Cash Used in Operating Activities

Cash used in operating activities increased $507,641 during the year ended September 30, 2016 to $4,747,027, compared to $4,239,386 during the year ended September 30, 2015. The increase was primarily due to an increase in general and administrative expense primarily attributable to increased intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

There was no cash used in investing activities during the years ended September 30, 2016 or 2015, respectively.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $1,542,563 to $5,823,403 during the year ended September 30, 2016, compared to $7,365,966 during the year ended September 30, 2015. For the year ended September 30, 2016, the cash provided by financing resulted from net proceeds received of $3,114,654 from 2016 Private Placement Financing to purchase 9,418,334 shares of our common stock and Series E Warrants to purchase 7,063,748 shares of Common Stock, from the $860,000 in proceeds received from the exercise of Series A Warrants to purchase 4,300,000 shares of our Common Stock, proceeds received of $680,000 from the exercise of the Series C Warrants to purchase 3,400,000 shares of our Common Stock, proceeds received of $859,773 from the exercise of the Series D Warrants to purchase 3,439,091 shares of our Common Stock, and proceeds received of $308,976 from the exercise of the Series E Warrants to purchase 705,425 shares of our Common Stock. For the year ended September 30, 2015, the cash provided by financing resulted from to the financings conducted by the Company during this fiscal year, in combination with the conversion of a portion of the 2014 Warrants, as previously described in this document.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of December 2, 2016, we believe that our current cash and cash equivalents on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2017. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, in which case our current funds may not be sufficient to operate our business for the period we expect.

We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the MLSC Loan Agreement (i) restricting our ability to incur certain types of additional indebtedness, and (ii) that would cause all amounts under the MLSC Loan Agreement to become immediately due and payable if we receive cumulative net proceeds of $5,000,000 or more in one or more financing transactions at any time after October 3, 2016. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt, which would be in addition to those currently imposed by the MLSC Loan Agreement. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs. In addition, as described in greater detail under the Risk Factor entitled “The terms of the 2016 Private Placement Financing could impose additional challenges on our ability to raise funding in the future,” included in this Annual Report on Form 10-K, the 2016 Subscription Agreements impose certain restrictions on our ability to issue equity or debt securities.

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2016, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary should operations discontinue.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of September 30, 2016 and September 30, 2015.

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

Recent Accounting Guidance

Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued by the Financial Accounting Standards Board (FASB) in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” was issued by the FASB in March 2016. The purpose of this amendment is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

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

ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes” was issued by the FASB in November 2015. The purpose of this amendment requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2015-17 during our fourth quarter of fiscal year 2016, which had no impact on our financial statements, and will apply the new guidance in future periods.

ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” was issued by the FASB in April 2015. The purpose of this amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2015-03 during our fourth quarter of fiscal year 2016, which had no impact on our financial statements, and will apply the new guidance in future periods.

ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”, was issued by the FASB in February 2015. The purpose of this amendment is to change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2015-02 during our fourth quarter of fiscal year 2016, which had no impact on our financial statements, and will apply the new guidance in future periods.

ASU 2014-16, “Derivatives and Hedging (Topic 815)” was issued by the FASB in November 2014. The primary purpose of the ASU is to determine whether the host contract in a Hybrid Financial Instrument issued in the form of a share is more akin to debt or equity. ASU 2014-16 is effective for public entities for the fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-16 during our fourth quarter of fiscal year 2016, which had no impact on our financial statements, and will apply the new guidance in future periods.

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” was issued by the FASB in May 2014. The primary purpose of the ASU is to develop a common revenue standard for revenue recognition between the FASB and the International Accounting Standards Board (IASB). The ASU removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, among other items. We are a development stage company and do not currently generate revenue. ASU 2014-09 is effective for public business entities for annual periods beginning after December 15, 2017. While we are a development stage company and do not currently generate revenue, we currently anticipate generating revenue by the effective date of this ASU and therefore will be subject to this guidance. The Company adopted ASU 2014-09 during our fourth quarter of fiscal year 2016, which had no impact on our financial statements, and will apply the new guidance in future periods.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on the changes in internal controls over financial reporting implemented during the twelve month period ended September 30, 2016, which are discussed below under the heading “Remediation Efforts”.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2016. Such conclusion is based on the changes in internal controls over financial reporting that occurred during the twelve-month period ended September 30, 2016, and described below under the heading “Remediation Efforts”.

Remediation Efforts

We have added certain members to our management team and staff who we believe have sufficient experience to review and design adequate internal control over financial reporting and the experience and formal training to properly analyze and record complex transactions in accordance with U.S. GAAP. As such, we concluded that we have remediated the associated material weakness previously reported

During the year ended September 30, 2016, the Company implemented the following to improve controls over segregation of duties and purchases:

•	In October 2015, the controller position was converted into a full time position to improve the review and control over expenditures and disbursements;
•	Implemented procedures that require expenditures and payments to be approved by the appropriate levels of management;
•	Reviewed banking responsibilities to ensure appropriate access and restrict payment approval.

The current Board of Directors is comprised of three members; two independent members and the CEO. Since, the Company trades on the OTCQB, it is not required nor does it maintain a separate Audit Committee. However, as part of its responsibilities, the Board, in its entirety, provides oversight of the Company’s accounting and financial reporting policies and procedures and the audit of the Company’s financial statements. Therefore, the Board in its entirety fulfills the requirements of the Audit Committee. For the full year of 2016, their responsibilities included:

•	Overseeing the financial reporting and disclosure process;
•	Monitoring and approving the Company’s accounting policies and procedures;
•	Overseeing the selection, performance and independence of the external auditors; and
•	Overseeing regulatory compliance and ethics.

During the year ended September 30, 2016, the Company performed an entity-level risk assessment to identify and evaluate risk, including fraud-related risks and risks related to unusual transactions.

During the year ended September 30, 2016, Company implemented the following to improve our budgeting process and milestone achievements:

•	Prepared and presented quarterly high level operating budgets, cash forecast and operation milestones to the Board to provide them with sufficient information to determine cash requirements and timing of financings

Our management team will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements as resources permit.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts identified above, there were no changes in our internal controls over financial reporting that occurred during the year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Officer Since
Dr. Avtar Dhillon	Chairman of the Board of Directors	55	April 2013
James R. Sulat	Director	66	August 2015
Dr. Terrence W. Norchi	President, Chief Executive Officer and Director	51	April 2013
Richard E. Davis	Chief Financial Officer	58	July 2014

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

James R. Sulat. Mr. Sulat served as Chief Executive Officer and Chief Financial Officer of Maxygen Inc., a biopharmaceutical company focused on developing improved versions of protein drugs, from October 2009 to June 2013. Prior to this, he was Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors at Memory Pharmaceuticals Corp., which developed innovative drug candidates for the treatment of debilitating central nervous system disorders, from 2005 to 2008. He previously served in senior executive roles for R.R. Donnelley & Sons, Co., Chiron Corporation, Stanford Health Services, Inc., and Esprit de Corp, Inc. He currently serves as Chairman of the Board of Directors of Momenta Pharmaceuticals, Inc., a biotechnology company focused on the analysis, characterization and design of complex pharmaceutical products. He also currently serves as a member of the Board of Directors of Valneva SE and AMAG Pharmaceuticals, Inc. Mr. Sulat received a BS in Administrative Sciences from Yale University and an MBA and MS in Health Services Administration from Stanford University. Mr. Sulat brings to our Board of Directors extensive experience with public and financial accounting matters, experience as a chief executive officer and chief financial officer, and experience serving on other boards of directors in the biopharmaceutical industry.

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

Term of Office of Directors

Our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until the earlier of their death, resignation or removal.

Family Relationships

No family relationships exist between any of our current or former directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Audit Committee

Our Board of Directors has not established a separate standing audit committee within the meaning of Section 3(a)(58)(A) of the Exchange Act. Instead, the entire Board of Directors presently acts as the audit committee within the meaning of that section and will continue to do so upon the appointment of any new directors until such time as a separate standing audit committee has been established. Our Board of Directors has determined that each member is an “audit committee financial expert” as defined by applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders beneficially owning more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors, and persons who beneficially own more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended September 30, 2016, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the fiscal years ended September 30, 2016 and September 30, 2015 for (i) our principal executive officer; (ii) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during our last completed fiscal year; and (iii) certain of our other executive officers, whose compensation is voluntarily provided.

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Bonus $	Stock Awards ($) (1)	Option Awards ($) (2)	All other Compensation ($)	Total ($)
Dr. Terrence W. Norchi	2016	325,000	97,500	440,700	400,375		1,263,575
President and Chief Executive Officer	2015	325,000	77,000	—	138,865	—	540,865

Richard E. Davis	2016	265,625	62,500	40,170	48,045		416,340
Chief Financial Officer	2015	212,500	55,000	—	117,205	—	384,705

(1)	Represents the aggregate grant date fair values of restricted stock awards granted during the fiscal year ended September 30, 2016.

(2)	Represents the aggregate grant date fair values of awards granted during the fiscal years ended September 30, 2016 and 2015 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by our executive officers. For information on the valuation assumptions with respect to option grants made during the fiscal years ended September 30, 2016 and 2015, refer to Note 9 “Stock-Based Compensation” in our consolidated financial statements included in this filing.

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

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the aggregate number of option and stock awards held by our named executive officers at September 30, 2016:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Dr. Terrence W. Norchi	437,506	62,494	(1)	0.35	03/22/2024
	266,664	133,336	(2)	0.19	01/21/2025
	184,898	170,102	(3)	0.28	08/17/2025
	416,668	833,332	(4)	0.39	05/02/2026
						1,130,000	(5)	768,400

Richard E. Davis	359,375	140,625	(6)	0.22	07/06/2024
	333,336	166,664	(7)	0.19	01/21/2025
	91,148	83,852	(8)	0.28	08/17/2025
	50,000	100,000	(9)	0.39	05/02/2026
						103,000	(10)	70,040

(1)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of March 23, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing April 23, 2015.

(2)	Represents an option to purchase 400,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2016.

(3)	Represents an option to purchase 355,000 shares of Common Stock with a grant date of August 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36 th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(4)	Represents an option to purchase 1,250,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(5)	Represents a stock award to receive 1,130,000 shares of Common Stock granted on May 3, 2016. 100% of the stock award becomes vested on May 3, 2018.

(6)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of July 7, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.

(7)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2015.

(8)	Represents an option to purchase 175,000 shares of Common Stock with a grant date of August 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36 th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(9)	Represents an option to purchase 150,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(10)	Represents a stock award to receive 103,000 shares of Common Stock granted on May 3, 2016. 100% of the stock award becomes vested on May 3, 2018.

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

The following table summarizes all compensation paid to our non-employee directors during the fiscal year ended September 30, 2016:

Director Compensation Table

	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All other Compensation ($)	Total ($)
Dr. Avtar Dhillon (3)	190,000	287,430	265,849	—	743,279
James R. Sulat (4)	50,000	11,700	41,639	—	103,339

(1)	The values listed represent the aggregate grant date fair values of restricted stock awards granted during the fiscal year ended September 30, 2016.

(2)	Represents the aggregate grant date fair values of awards granted during the fiscal year ended September 30, 2016 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by our non-employee directors. For information on the valuation assumptions with respect to option grants made during the fiscal years ended September 30, 2016, refer to Note 9 “Stock-Based Compensation” in our consolidated financial statements included in this filing.

(3)	The aggregate number of shares of Common Stock underlying option awards and stock awards outstanding as of September 30, 2016 held by Mr. Dhillon was 1,785,000 and 737,000, respectively.

(4)	Mr. Sulat was appointed as a member of the Board on August 19, 2015. The aggregate number of shares of Common Stock underlying option awards and stock awards outstanding as of September 30, 2016 held by Mr. Sulat was 360,000 and 30,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2013, our Board of Directors and the holders of a majority of our standing common stock approved and adopted the Arch Therapeutics, Inc. 2013 Stock Incentive Plan (the “Plan”). The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. As of September 30, 2016, the Plan has reserved 16,114,256 shares of our common stock for issuance thereunder in awards granted to employees, directors and/or consultants. The Plan provides that on the first business day of each fiscal year commencing with fiscal year 2013, the number of shares of our common stock reserved for issuance under the Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (i) 3,000,000 shares, (ii) 4% of the number of shares outstanding on the last day of our immediately preceding fiscal year, or (iii) such lesser number of shares as determined by the administrator of the Plan, which is currently our Board of Directors. As a result of that provision, as of October 1, 2016, the number of shares reserved for issuance under the Plan increased by 3,000,000 to 19,114,256. The following table provides information as of September 30, 2016 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,379,210	$0.33	2,447,527
Equity compensation plans not approved by security holders	—	—	—
Total	12,379,210	$0.33	2,447,527

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Arch Therapeutics, Inc., 235 Walnut St., Suite #6, Framingham, Massachusetts 01702. The information set forth in the table below is based on 137,882,075 shares of our Common Stock outstanding on December 2, 2016. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 2, 2016 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. The following table is presented after taking into account (a) the 4.9% ownership limitation (which may waived at the holder’s discretion, provided that such waiver will not become effective until the 61st day after delivery of such waiver notice) to which Intracoastal and Tungsten III, LLC (“Tungsten”), an entity controlled by Michael Parker, is subject to under the terms of the Series D Warrants issued to Mr. Parker in the 2015 Private Placement Financing and subsequently transferred to Tungsten; and (b) the 4.99% ownership limitation (which may be increased to 9.99% at the holder’s discretion, provided that such increase will not become effective until the 61st day after delivery of the notice in which the holder informs us of this increase) to which 2016 Investors and their assignees are subject under the terms of the Series E Warrants issued in the 2016 Private Placement Financing. As a result of the foregoing ownership limitations, the table below does not include any of the investors from the Private Placement Financings other than Mr. Parker.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5%+ Stockholders:
Twelve Pins Partners (2)	10,000,000	7.25%
Michael A. Parker (3)	9,911,667	7.19%
Directors and Executive Officers
Avtar Dhillon (4)	9,198,206	6.61%
Terrence Norchi (5)	14,063,555	10.09%
James R. Sulat (6)	1,660,980	1.20%
Richard E. Davis (7)	1,068,104	0.77%
Current Directors and Named Executive Officers as a Group (4 persons)	25,990,845	18.25%

Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 2, 2016, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

(1)	Except as otherwise indicated, we believe that each of the beneficial owners of the Common Stock listed previously, based on information furnished by such owners, has sole investment and voting power with respect to the shares listed as beneficially owned by such owner, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Dr. Norchi is the sole member of Twelve Pins Partners, LLC and has sole voting and investment control with respect to the shares it holds. Dr. Norchi disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(3)	Represents (i) 5,000,000 shares of Common Stock originally issued to Mr. Parker, an investor in the 2015 Private Placement Financing, and assigned in March 2016 to Tungsten, an entity controlled by Mr. Parker; (ii) 2,222,223 shares of Common Stock issued to an IRA held by Ms. Parker, Mr. Parker’s spouse with whom he resides, in connection with the 2016 Private Placement Financing and subsequently sold by the IRA to Ms. Parker in her personal capacity; (iii) 2,164,837 shares of Common Stock acquired by Mr. Parker in transactions unrelated to our private placement financings; and (iv) 524,607 shares of Common Stock acquired by Ms. Parker in transactions unrelated to our private placement financings. Excludes (a) 4,500,0000 shares of our Common Stock issuable upon the exercise of the Series D Warrant originally issued to Mr. Parker upon the Closing of the 2015 Private Placement Financing and subsequently assigned to Tungsten as a result of the ownership limitation that Tungsten is subject to under the terms of Tungsten’s Series D Warrant; and (b) 1,666,667 shares of Common Stock issuable upon exercise of Series E Warrants issued to Ms. Parker’s IRA in connection with the 2016 Private Placement Financing as a result of the ownership limitation that Ms. Parker’s IRA is subject to under the terms of its Series E Warrant.

(4)	Represents (a) 7,897,373 shares of our Common Stock; and (b) 1,300,833 shares subject to options exercisable within 60 days after December 2, 2016

(5)	Represents (a) 10,000,000 shares of our Common Stock held by Twelve Pins Partners, LLC, with respect to which Dr. Norchi holds sole voting and investment control; (b) 1,419,076 shares issued to Dr. Norchi upon the closing of the Merger in exchange for the cancellation of shares of Common Stock and convertible notes of ABS owned by him immediately prior to the closing of the Merger; (c) 1,130,000 shares of restricted stock granted to Dr. Norchi on May 3, 2016; and (d) 1,514,479 shares subject to options exercisable within 60 days after December 2, 2016. Dr. Norchi disclaims beneficial ownership of the securities held by Twelve Pins Partners, LLC except to the extent of his pecuniary interest therein.

(6)	Represents (a) 838,934 shares of our Common Stock, a Series D Warrant exercisable for 454,546 shares of our Common Stock, and a Series E Warrant exercisable for 83,333 shares of our Common Stock held by Keyes Sulat Revocable Trust; (b) 30,000 shares of our Common Stock held directly by Mr. Sulat; and (c) 254,167 shares subject to options exercisable within 60 days after December 2, 2016. Excludes 30,000 shares subject to an option granted to Mr. Sulat in his capacity as a consultant on June 18, 2013 that can only be exercised upon the earlier of (i) calendar year 2018, or (ii) a corporate transaction or change of control which also constitutes a “change in the ownership or effective control, or in the ownership of a substantial portion of the assets” within the meaning of Section 409A. Mr. Sulat disclaims beneficial ownership of the securities held by Keyes Sulat Revocable Trust except to the extent of his pecuniary interest therein.

(7)	Represents (a) 103,000 shares of our Common Stock; and (b) 965,104 shares subject to options exercisable within 60 days after December 2, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During fiscal years 2015 and 2016, other than with respect to matters relating to the Company’s compensation arrangements with its executive officers, there were no transactions between the Company or any of its subsidiaries and any “Related Person” (as that term is defined in Item 404 of Regulation S-K) that would be required to be reported pursuant to Item 404 of Regulation S-K other than the following:

James R. Sulat, who was appointed as a member of our Board of Directors on August 19, 2015, is a co-trustee of the Keyes Sulat Revocable Trust (the “Trust”). In exchange for a payment of (i) $100,000, the Trust received 454,546 shares of our Common Stock upon the Initial Closing of the 2015 Private Placement Financing on June 30, 2015, and a Series D Warrant exercisable for the same number of shares at an exercise price of $0.25; and (ii) $40,000, the Trust received 111,111 shares of our Common Stock upon the closing of the 2016 Private Placement Financing on May 26, 2016, and a Series E Warrant exercisable for 83,333 shares at an exercise price of $0.4380. Regarding the latter, Mr. Sulat disclosed his interest in the 2016 Private Placement Financing to the remaining members of the Board, all of whom were disinterested in the transaction (the “Disinterested Directors”), in accordance with the Company’s policies governing related party transactions (which is described below), and recused himself from discussing or voting on matters related to the 2016 Private Placement Financing. The Disinterested Directors unanimously approved the 2016 Private Placement Financing.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended September 30, 2016 and 2015 and all other fees paid by us for services rendered by Moody, Famiglietti & Andronico LLP, our current principal accountant, during the fiscal years ended September 30, 2016 and 2015:

	2016	2015
Audit Fees	$92,747	$100,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	22,683	29,650
Total	$115,430	$129,650

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

Tax Fees. Tax fees consist principally of assistance related to tax compliance, tax advice, and tax planning. For the fiscal years ended September 30, 2016 and 2015 there were no tax fees paid to our principal accountant.

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

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi, MD
Date: December 5, 2016		Terrence W. Norchi, MD
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director	December 5, 2016
/s/ Terrence W. Norchi, MD	(Principal Executive Officer)
Terrence W. Norchi, MD

	Chief Financial Officer	December 5, 2016
/s/ Richard E. Davis	(Principal Financial and Accounting Officer)
Richard E. Davis

/s/ Avtar Dhillon, MD	Director	December 5, 2016
Avtar Dhillon, MD

/s/ James R. Sulat	Director	December 5, 2016
James R. Sulat

ARCH THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Arch Therapeutics, Inc.

Framingham, Massachusetts

We have audited the accompanying consolidated balance sheets of Arch Therapeutics, Inc. and subsidiary (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Therapeutics, Inc. and subsidiary as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, MA

December 5, 2016

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of September 30, 2016 and 2015

	September 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash	$5,036,476	$3,960,100
Prepaid expenses and other current assets	107,784	42,919
Total current assets	5,144,260	4,003,019

Total assets	$5,144,260	$4,003,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$374,896	$231,761
Accrued expenses and other liabilities	299,487	245,478
Accrued Interest	304,770	-
Note Payable, net of unamortized discount	899,627	-
Convertible notes, net of unamortized discount	-	473,747
Current derivative liabilities	-	335,092
Total current liabilities	1,878,780	1,286,078

Long-term liabilities:
Note payable, net of unamortized discount and current portion	78,255	966,824
Accrued interest, net of current portion	26,230	210,000
Total long-term liabilities	104,485	1,176,824

Total liabilities	1,983,265	2,462,902

Commitments and contingencies (see Note 12)

Stockholders’ equity:

Common stock, $0.001 par value, 300,000,000 shares authorized, 136,657,075 and 107,592,205 shares issued and outstanding as of September 30, 2016 and September 30, 2015, respectively	134,432	107,392
Additional paid-in capital	24,741,153	17,154,945
Accumulated deficit	(21,714,590)	(15,722,220)
Total stockholders’ equity	3,160,995	1,540,117

Total liabilities and stockholders' equity	$5,144,260	$4,003,019

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Operations
For the Years Ended September 30, 2016 and 2015

	Fiscal Year Ended September 30, 2016	Fiscal Year Ended September 30, 2015

Revenues	$-	$-

Operating expenses:
General and administrative expenses	4,367,476	3,700,477
Research and development expenses	1,683,299	1,760,037
Total operating expenses	6,050,775	5,460,514

Operating loss	(6,050,775)	(5,460,514)

Other income (expense):
Interest expense	(276,687)	(377,805)

Gain on exercise of warrants and conversion of debt	142,964	386,612
Loss on warrant derivative modification, net of inducement shares	-	(1,032,113)
Decrease to fair value of derivative	192,128	3,536,294
Total other income (expense)	58,405	2,512,988

Net loss	$(5,992,370)	$(2,947,526)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.05)	$(0.04)
Weighted common shares - basic and diluted	121,462,897	81,394,873

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended Septermber 30. 2016 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at September 30, 2014	72,051,487	72,051	5,810,200	(12,774,694)	(6,892,443)

Net loss	-	-	-	(2,947,526)	(2,947,526)

Issuance of restricted stock for services	475,000	475	165,682	-	166,157

Reclassification of Series A and C Warrants	-	-	3,263,753	-	3,263,753

Shares issued for the exercise of warrants	18,686,801	18,687	3,581,313	-	3,600,000

Shares issued for the exercise of stock options	462,298	462	(462)	-	-

Shares issued in consideration for extending the Series C Warrants and eliminating the Ratchet Provision	570,000	570	134,782	-	135,352

Issuance of stock in private placement funding	14,390,754	14,391	3,001,575	-	3,015,966

Shares issued for the conversion of the convertible notes	755,865	756	150,417	-	151,173

Stock based compensation expense	-	-	1,047,685	-	1,047,685

Balance at September 30, 2015	107,392,205	107,392	17,154,945	(15,722,220)	1,540,117

Net loss	-	-	-	(5,992,370)	(5,992,370)

Issuance of restricted stock for services	150,000	150	52,350	-	52,500

Shares issued for the exercise of warrants	11,844,516	11,845	2,696,904	-	2,708,749

Shares issued for the exercise of stock options	68,967	69	(69)	-	-

Exercise of Series A Warrants Cashless	2,333,559	2,334	(2,334)	-	-

Issuance of stock in private placement funding, net of issuance costs	9,418,334	9,418	3,099,521	-	3,108,939

Shares issued for the conversion of the convertible notes	3,224,494	3,224	641,676	-	644,900

Stock based compensation expense	-	-	1,098,160	-	1,098,160

Balance at September 30, 2016	134,432,075	134,432	24,741,153	(21,714,590)	3,160,995

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Years Ended September 30, 2016 and 2015

	Fiscal Year Ended September 30, 2016	Fiscal Year Ended September 30, 2015
Cash flows from operating activities:
Net loss	$(5,992,370)	$(2,947,526)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,098,160	1,047,685
Noncash interest expense on notes payable	276,687	377,805
Issuance of restricted stock for services	52,500	166,157
Gain on exercise of warrants and conversion of debt	(142,964)	(386,612)
Loss on warrant derivative modification, net of inducement shares	-	1,032,113
Decrease to fair value of derivative	(192,128)	(3,536,294)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(64,865)	551
Increase (decrease) in:
Accounts payable	137,420	55,929
Accrued expenses and other liabilities	80,533	(49,194)
Net cash used in operating activities	(4,747,027)	(4,239,386)

Cash flows from financing activities:
Proceeds from exercise of warrants	2,708,749	3,600,000
Proceeds from issuance of common stock and warrants	3,114,654	3,015,966
Proceeds from issuance of convertible notes	-	750,000
Net cash provided by financing activities	5,823,403	7,365,966

Net increase in cash	1,076,376	3,126,580

Cash, beginning of year	3,960,100	833,520

Cash, end of year	$5,036,476	$3,960,100

Non-cash financing activities
Financing Costs on issuance of common stock and warrants	$5,715	$-
Cashless exercise of Series A warrants	$2,334	$686
Conversion of 8% convertible notes and accrued interest to common stock	$644,900	$151,173
Cashless exercise of stock options	$69	$462
Issuance of inducement shares	$-	$135,352
Reclass of Series A and Series C Warrants from derivative liabilities to equity	$-	$3,263,753
Conversion Feature embedded in convertible note	$-	$354,988

The accompanying notes are an integral part of these consolidated financial statements

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

Arch Therapeutics, Inc., (together with its subsidiary, the “Company” or “Arch”) was incorporated under the laws of the State of Nevada on September 16, 2009, under the name “Almah, Inc.”. Effective June 26, 2013, the Company completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company abandoned its prior business plan and changed its operations to the business of a biotechnology company. Our principal offices are located in Framingham, Massachusetts.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2016 and September 30, 2015.

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

Deferred Offering Costs

Deferred Offering Costs consist of fees and expenses incurred in connection with the public offering and sale of the Company’s common stock, including legal, accounting, printing and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended September 30, 2016 and 2015 there has not been any impairment of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of September 30, 2016 and 2015.

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

At September 30, 2016 and 2015, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, and convertible notes approximate fair value because of their short-term nature. The fair value of note payable, which is influenced by interest rates and the Company’s liquidity, approximates carrying value.

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from October 1, 2016 and ending on December 1, 2016 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 13.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of September 30, 2016, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At September 30, 2016 and 2015, property and equipment consisted of:

	Estimated
	Useful Life	2016	2015

Furniture and fixtures	5 years	$2,925	$2,925

Lab equipment	5 years	1,000	1,000

		3,925	3,925

Less - accumulated depreciation		3,925	3,925
		$-	$-

4.	INCOME TAXES

The principal components of the Company's net deferred tax assets consisted of the following at September 30:

	2016	2015
Net operating loss carryforwards	$5,424,530	$3,748,426
Capitalized expenditures	1,104,928	802,769
Research and experimentation credit carryforwards	458,417	164,252
Stock based compensation	1,463,474	1,014,654
Property and Equipment	1,578	1,569
Accrued expenses	171,083	124,716
Gross deferred tax assets	8,624,010	5,856,386
Deferred tax asset valuation allowance	(8,624,010)	(5,856,386)

Net deferred tax assets	$-	$-

As of September 30, 2016 and 2015, the Company had federal net operating loss carryforwards of approximately $13,675,000 and $9,509,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2026. As of September 30, 2016 and 2015, the Company had federal research and experimentation credit carryforwards of $380,982 and $139,744, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029.

As of September 30, 2016 and 2015, the Company had state net operating loss carryforwards of approximately $12,814,000 and $8,487,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2017. As of September 30, 2016 and 2015, the Company had state research and experimentation credit carryforwards of $119,000 and $37,000, respectively, which may be able to offset future income tax liabilities and which would begin to expire in 2023.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of September 30, 2016 and 2015 did not satisfy the realization criteria set forth in FASB ASC Topic 740, Income Taxes, and therefore has recorded a valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2016 and 2015 by approximately $2,767,000 and $2,130,000, respectively. The Company’s effective income tax rate differed from the federal statutory rate due to state taxes and the Company’s full valuation allowance, the latter of which reduced the Company’s effective federal income tax rate to zero.

The Company experienced an ownership change as a result of the Merger described in Note 1, causing a limitation on the annual use of the net operating loss carryforwards, which are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions.

As of September 30, 2016, the Company is open to examination in the U.S. federal and certain state jurisdictions for tax years ended September 30, 2016, 2015, 2014, and 2013.

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

Upon the closing of the 2014 Private Placement Financing on February 4, 2014 (the “Closing Date”), the Company entered into a registration rights agreement (the “2014 Registration Rights Agreement”) with the 2014 Investors, pursuant to which the Company became obligated, subject to certain conditions, to file with the SEC on or before March 21, 2014 one or more registration statements to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), (i) the 2014 Shares and the 2014 Warrant Shares, plus (ii) an additional number of shares of Common Stock equal to 33% of the total number of 2014 Shares and 2014 Warrant Shares, to account for adjustments, if any, to the number of 2014 Warrant Shares issuable pursuant to the terms of the 2014 Warrants (the securities set forth in this clause (ii), the “Additional Shares”). Under the terms of the 2014 Registration Rights Agreement, the Company is permitted to reduce the number of shares covered by a registration statement if such reduction is required by the SEC as a condition for permitting such registration statement to become effective and treated as a resale registration statement (the “Cutback Provisions”). In response to comments received from the SEC and in accordance with the terms of the 2014 Registration Rights Agreement, the Company reduced the number of shares included in its draft resale registration statement (the “2014 S-1”) by the number of Additional Shares. The Company’s failure to satisfy certain other obligations and deadlines set forth in the 2014 Registration Rights Agreement may subject the Company to payment of monetary penalties as discussed below. The resale registration statement was declared effective on July 2, 2014. As described below, in the event that we fail to comply with certain requirements in the 2014 Registration Rights Agreement, we may be required to pay liquidated damages to the investors.

The 2014 Registration Rights Agreement also obligated the Company to register the resale of all securities covered by the 2014 Registration Rights Agreement on a short-form registration statement on Form S-3 as soon as the Company becomes eligible to use Form S-3. On October 31, 2016, the Company filed a resale registration statement on Form S-3 (the “2014 S-3”) to register the remaining securities covered by the 2014 Registration Rights Agreement, and the 2014 S-3 was declared effective on November 23, 2016. Pursuant to Rule 429 promulgated under the Securities Act, the 2014 S-3 contained a combined prospectus that covered the securities that remained unsold under the 2014 S-1 and also registered those same securities under the 2014 S-3. Under Rule 429, the 2014 S-3 also constituted a post-effective amendment to the 2014 S-1, which became effective on the date that the 2014 S-3 was declared effective.

The 2014 Warrants were exercisable immediately upon issuance. The Series A warrants had an initial exercise price of $0.30 per share and expire five years from the date of their issuance. The Series B warrants had an initial exercise price of $0.35 per share and expired on the earlier of 12 months after their issuance date or six months after the first date on which the resale of all Registrable Securities (as defined in the 2014 Registration Rights Agreement) is covered by one or more effective registration statements, which occurred on July 2, 2014 (the “2014 Registration Statement Effective Date”). The Series B warrants expired on January 2, 2015. The Series C warrants had an initial exercise price of $0.40 per share and an initial expiration on the earlier of 18 months after their issuance date or nine months after the 2014 Registration Statement Effective Date. As described below, the term of the Series C Warrants was extended to 5:00 p.m., New York time, on July 2, 2016 and, prior to such expiration date, all 11,400,000 shares underlying the Series C Warrants were exercised. The number of shares of the Company’s Common Stock into which each of the 2014 Warrants is exercisable and the exercise price therefore were subject to adjustment as set forth in the 2014 Warrants, including, without limitation, adjustment to both the exercise price of the 2014 Warrants in the event of certain subsequent issuances and sales of shares of the Company’s Common Stock (or securities convertible or exercisable into shares of Common Stock) at a price per share lower than the then-effective exercise price of the 2014 Warrants, in which case the per share exercise price of the 2014 Warrants would be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the 2014 Warrants would be adjusted accordingly so that the aggregate exercise price upon full exercise of the 2014 Warrants immediately before and immediately after such per share exercise price adjustment were equal (the “Anti-Dilution Provisions”). The 2014 Warrants are also subject to customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders, and provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially would then own more than 4.9% of the Company’s Common Stock.

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

On March 13, 2015, the Company issued unsecured 8% Convertible Notes in the aggregate principal amount of $750,000 - See footnote 8. The Company’s issuance of the Notes triggered the Anti-Dilution Provisions of the Series A Warrants and, as a result, the exercise price of the Series A Warrants was reduced to $0.20 per share and the aggregate number of shares issuable under the Series A Warrants increased by 5,700,000 shares from 11,400,000 shares to 17,100,000 shares. In addition, on March 13, 2015 and May 30, 2015, respectively the expiration date of the Series C Warrants was extended to June 2, 2015 and July 2, 2015, respectively. In conjunction with the March 13, 2015 amendment, the Company recognized a loss on the modification of warrants in the amount of $624,016, which was determined using Monte Carlo Simulation.

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

On June 22, 2015 the Company entered into an amendment to the Series A Warrants and Series C Warrants to purchase Common Stock (the “June 2015 Amendment”), with Cranshire, to (i) delete the Anti-Dilution Provisions in the Series A Warrants and Series C Warrants; and (ii) extend the expiration date of the Series C Warrants from to 5:00 p.m., New York time, on July 2, 2015 to 5:00 p.m., New York time, on July 2, 2016. In consideration of Cranshire’s entrance into the June 2015 Amendment (and for no additional consideration), the Company agreed to issue to the holders of the 2014 Warrants up to 570,000 shares of Company’s Common Stock subject to the delivery by each such holder of an investor certificate to the Company (such shares of Common Stock, the “Inducement Shares”). All 570,000 Inducement Shares have been issued. In conjunction with the modifications to the Series A and Series C Warrants in the June 2015 Amendment, the Company recognized a gain on modification of warrants, net of Inducement Shares, in the amount of $927,373 which was determined using the Black Scholes model. As of June 22, 2015, the Company determined that its Series A and C Warrants were eligible for equity classification due to the elimination of the full ratchet anti-dilution provision. As a result, as of June 22, 2015, the then-current value of the derivative liabilities of $3,263,753 was reclassified as equity within the Company’s consolidated financial statements.

During the year ended September 30, 2016, Series C Warrants had been exercised on a cash basis for an aggregate issuance of 3,400,000 shares of the Company’s Common stock, respectively, resulting in gross proceeds to the Company of $680,000. During the year ended September 30, 2016, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 4,300,000 shares of the Company’s common stock, resulting in gross proceeds to the Company of $860,000. In addition 3,925,000 Series A Warrants were exercised on a cashless basis resulting in an issuance of 2,333,559 shares of the Company’s common stock. During the year ended September 30, 2015, Series A Warrants, and Series C Warrants had been exercised for an aggregate issuance of 6,000,000, and 8,000,000, respectively, shares of the Company’s common stock resulting in gross proceeds to the Company of $2,800,000. For the year ended September 30, 2015, 1,750,000 of Series A Warrants were exercised through cashless transactions resulting in 686,801 shares of common stock being issued. The Company recorded the par value of the shares issued through cashless transactions of $687 (at par value of $0.001 per share) with a corresponding reduction in additional paid-in capital.

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

The values of the derivative liability as of September 30, 2015 were $0. As a result of a change in the estimated fair value of the derivative liability we recorded other expense of $896,763 for the year ended September 30, 2015. In addition, during the year ended September 30, 2015, we recorded a gain on modification of warrants, net of Inducement Shares in the amount of $2,980,829. The Company recognized a gain on the exercise of warrants in the amount of $299,321, for the year ended September 30, 2015 as described above. As of June 22, 2015, the Company determined that its Series A and C Warrants were eligible for equity classification due to the elimination of the full ratchet anti-dilution provision and as a result reclassified $3,263,753 from derivative liabilities to equity. For the year ended September 30, 2015, the change in the estimated fair value was primarily due to the elimination of the full ratchet anti-dilution provisions of the Series A Warrants and Series C Warrants and extending the expiration date of the Series C Warrants to July 2, 2016. The change in the estimated fair value was primarily due to the reduction of the exercise prices of the 2014 Warrants, the exercise of 4,000,000 shares of the Series B Warrants.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liability
2015
Beginning balance at September 30, 2014	$6,270,000

Issuances	-

Modification of warrants, net of Inducement Shares	896,763

Exercises of warrants	(299,321)

Adjustments to estimated fair value	(3,603,689)

Reclass of Derivative Liability to Equity	(3,263,753)

Ending balance at September 30, 2015	$-

The derivative liabilities were valued as of December 1, 2014, and March 15, 2015 using Monte Carlo Simulation. The derivative liabilities as of June 22, 2015, June 30, 2015, and September 30, 2015 as well as the exercises during 4th quarter of fiscal 2015 were valued using Black Scholes.

	December 1, 2014	March 15, 2015	June 22, 2015
Closing price per share of Common Stock	$0.25	$0.21	$0.23
Exercise price per share	$0.20 - $0.30	$0.20 - $0.30	$0.20
Expected volatility	80 – 90%	80 – 110%	55- 85%
Risk-free interest rate	.01 – 1.39%	0.03 – 1.41%	0.27 - 1.68%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	0.33 – 4.6	0.22 – 4.3	1.03 – 4.03

	As of June 30, 2015	Exercises during 4 th Quarter 2015	As of September 30, 2015
Closing price per share of Common Stock	$0.26	$0.23-0.27	$0.27
Exercise price per share	$0.20	$0.20	$0.20
Expected volatility	75-85%	75- 85%	75-85%
Risk-free interest rate	1.63%	0.23-1.36%	0.21-1.09%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	1.01	0.80-3.96	0.76-3.76

6.	2015 PRIVATE PLACEMENT FINANCING

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

The Company’s obligation to issue and sell the 2015 Shares and the Series D Warrants and the corresponding obligation of the 2015 Investors to purchase such 2015 Shares and Series D Warrants were subject to a number of conditions precedent including, but not limited to, the amendment of the Company’s Series A Warrants and Series C Warrants to delete certain of the anti-dilution provisions contained therein, as described in Note 5, 2014 Private Placement Financing, and other customary closing conditions. The conditions precedent were satisfied June 30, 2015 (the “Initial Closing Date”), and the Company conducted an initial closing (the “Initial Closing”) pursuant to which it sold and 19 of the 2015 Investors (the “Initial Investors”) purchased 13,936,367 Units at an aggregate purchase price of $3,066,000. On July 2, 2015, the Company conducted a second closing (the “Second Closing” and together with the Initial Closing, the “Closings”) pursuant to which it sold and one of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of $100,000.

On the Initial Closing Date, the Company entered into a registration rights agreement with the Initial Investors (the “2015 Registration Rights Agreement”), pursuant to which the Company was obligated, subject to certain conditions, to file with the Securities and Exchange Commission within 90 days after the closing of the 2015 Private Placement Financing one or more registration statements (any such registration statement, a “Resale Registration Statement”) to register the 2015 Shares and the 2015 Warrant Shares for resale under the Securities Act. The remaining 2015 Investor became a party to the 2015 Registration Rights Agreement upon the consummation of the Second Closing. The Company’s failure to satisfy certain filing and effectiveness deadlines with respect to a Resale Registration Statement and certain other requirements set forth in the 2015 Registration Rights Agreement may subject the Company to payment of monetary penalties. On October 27, 2015, we received from the SEC a Notice of Effectiveness of our Registration Statement related to the 2015 Private Placement Financing (the “2015 S-1”) which satisfied some of our obligation to register these securities with the SEC.

The 2015 Registration Rights Agreement also obligated the Company to register the resale of all securities covered by the 2015 Registration Rights Agreement on a short-form registration statement on Form S-3 as soon as the Company becomes eligible to use Form S-3. On October 31, 2016, the Company filed a resale registration statement on Form S-3 (the “2015 S-3”) to register the remaining securities covered by the 2015 Registration Rights Agreement, and the 2015 S-3 was declared effective on November 23, 2016. Pursuant to Rule 429 promulgated under the Securities Act, the 2015 S-3 contained a combined prospectus that covered the securities that remained unsold under the 2015 S-1 and also registered those same securities under the 2015 S-3. Under Rule 429, the 2015 S-3 also constituted a post-effective amendment to the 2015 S-1, which became effective on the date that the 2015 S-3 was declared effective.

Following each Closing, each 2015 Investor was also issued Series D Warrants to purchase shares of the Company’s Common Stock up to 100% of the 2015 Shares purchased by such 2015 Investor under such 2015 Investor’s Subscription Agreement. The Series D Warrants have an exercise price of $0.25 per share, are exercisable immediately after their issuance and have a term of exercise equal to five years after their issuance date. The number of shares of the Company’s Common Stock into which each of the Series D Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series D Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, at any time during the term of the Series D Warrants, the Company may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by the Board of the Company.

During the year ended September 30, 2016, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 3,439,091 shares of the Company’s Common stock resulting in gross proceeds to the Company of $859,773.

Common Stock

At the June 30, 2015 Initial Closing Date of the 2015 Private Placement Financing, the Company issued 13,936,367 shares of Common Stock. On July 2, 2015, the Company conducted the Second Closing pursuant to which it sold and one of the 2015 Investors purchased 454,387 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series D Warrants relating to the aforementioned 2015 Private Placement Financing in accordance with ASC 815-40, Derivatives and Hedging. Because the Series D Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity in the accompanying consolidated financial statements.

7.	2016 PRIVATE PLACEMENT FINANCING

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

On May 26, 2016, we entered into a registration rights agreement with the 2016 Investors (the “2016 Registration Rights Agreement”), pursuant to which we became obligated, subject to certain conditions, to file with the Securities and Exchange Commission (the “SEC”) within 45 days after the closing of the 2016 Private Placement Financing one or more registration statements (the “2016 S-1”) to register the shares of Common Stock issued in the Closings and the Series E Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). As a result, we registered for resale under the 2016 S-1 an aggregate of 16,482,082 shares of Common Stock, representing the 9,418,334 shares issued at the closing of the 2016 Private Placement Financing and the 7,063,748 shares underlying the Series E Warrants. On July 13, 2016, we received from the SEC a Notice of Effectiveness of the 2016 S-1, which satisfied some of our obligation to register these securities with the SEC.

The 2016 Registration Rights Agreement also obligated the Company to register the resale of all securities covered by the 2016 Registration Rights Agreement on a short-form registration statement on Form S-3 as soon as the Company becomes eligible to use Form S-3. On October 31, 2016, the Company filed a resale registration statement on Form S-3 (the “2016 S-3”) to register the remaining securities covered by the 2016 Registration Rights Agreement, and the 2016 S-3 was declared effective on November 23, 2016. Pursuant to Rule 429 promulgated under the Securities Act, the 2016 S-3 contained a combined prospectus that covered the securities that remained unsold under the 2016 S-1 and also registered those same securities under the 2016 S-3. Under Rule 429, the 2016 S-3 also constituted a post-effective amendment to the 2016 S-1, which became effective on the date that the 2016 S-3 was declared effective.

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

During the year ended September 30, 2016, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 705,425 shares of the Company’s Common stock resulting in gross proceeds to the Company of $308,976.

Common Stock

At May 26, 2016, the Closing Date of the 2016 Private Placement Financing, the Company issued 9,418,334 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series E Warrants relating to the aforementioned 2016 Private Placement Financing in accordance with ASC 815-40, Derivatives and Hedging. Because the Series E Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity in the accompanying consolidated financial statements.

8.	8% CONVERTIBLE NOTES

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

During the year ended September 30, 2016, $605,000 in principal outstanding under the Notes and $39,900 of accrued interest were converted into 3,224,494 shares of the Company’s Common Stock. During the year ended September 30, 2015, $145,000 of notes and $6,173 of interest were converted into 755,865 shares of the Company’s Common Stock. As of September 30, 2016 and September 30, 2015, principal amounts outstanding under the Notes amounted to $0 and $605,000, respectively.

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

On the Closing Date, the derivative liability was recorded at fair value of $354,988 with the remaining proceeds of $395,012 allocated to the Notes. The allocation of funds to the derivative liability resulted in a discount on the Notes, which was accreted to interest expense over the life of the loan. For the year ended September 30, 2016, $131,252 of the loan discount has been accreted to interest expense. For the year ended September 30, 2015, $223,7835 of the loan discount has been accreted to interest expense and $145,000 of the principal was converted into 725,000 shares of common stock. As of September 30, 2016 and 2015 the accreted balance of the outstanding Notes was $0 and $473,747.

As a result of the conversion of notes we recorded other income of $142,964 for the year ended September 30, 2016 and due to the change in the estimated fair value of the derivative liability we recorded other income of $192,128 for the year ended September 30, 2016. As a result of a change in the estimated fair value of the derivative liability we recorded other expense of $67,395 and a gain on the conversion of notes of $87,291 for the year ended September 30, 2015.

Fair Value Measurements Using Significant Unobservable

Inputs

(Level 3)

	Convertible Debt Derivative Liability
	2016	2015
Beginning balance at September 30,	$335,092	$-

Issuance	-	354,988

Conversion of notes	(142,964)	(87,291)

Adjustments to estimated fair value	(192,128)	67,395

Ending balance at September 30,	$-	$355,092

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

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2016, a maximum number of 16,114,256 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2016, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 19,114,256 shares.

As of September 30, 2016, a total of 11,214,212 options had been issued to employees and directors and 5,077,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the year ended September 30, 2016, the Company granted options to employees and directors to purchase 2,735,000 and to consultants to purchase 425,000 shares of common stock under the 2013 Plan. The options have terms ranging from 1 to 10 years, are subject to vesting terms over periods ranging up to 3 years and have exercise prices ranging from $0.38 to $0.72.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the year ended September 30, 2016 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the year ended September 30, 2016; expected volatility, 76.57% - 119.44%, risk-free interest rate, 0.59% - 2.40%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 1 to 10 years.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the year ended September 30, 2015, the Company did not experience any forfeitures of stock options. During the year ended September 30, 2016, the Company experienced an insignificant number of forfeitures of stock options granted. Since the Company has a limited history of stock option forfeitures it continues to estimate the forfeiture rate of its outstanding stock options as zero, but will continually evaluate its historical data as a basis for determining expected forfeitures.

Common Stock Options

Stock compensation activity under the 2013 Plan for the year ended September 30, 2016 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($0’s)
Outstanding at September 30, 2015	10,776,500	$0.30	-	$-
Awarded	3,160,000	$0.43	-	-
Exercised	(362,500)	$0.32	-	-
Forfeited	(1,194,790)	$0.39	-	-
Outstanding at September 30, 2016	12,379,210	$0.33	6.40	$4,341,816
Vested	9,033,226	$0.31	6.26	$3,304,049
Vested and expected to vest at September 30, 2016	12,379,210	$0.33	6.40	$4,341,816

As of September 30, 2016, 2,447,527 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the years ended September 30, 2016 and 2015 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $938,000 and $1,048,000, respectively. Of this amount during the years ended September 30, 2016 and 2015, $270,000 and $466,000, respectively, was recorded to research and development expenses, and $668,000 and $582,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2016, there is approximately $676,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

On August 9, 2016, we entered into a follow-on consulting agreement with Acorn. In consideration of the services to be provided under and in accordance with the terms of the consulting agreement, we issued (i) 225,000 shares of Common Stock under our 2013 Stock Incentive Plan at an agreed upon value of $0.72 per share, which was the closing price of our common stock on August 9, 2016; and (ii) an option under our 2013 Stock Incentive Plan to purchase up to 375,000 shares of Common Stock at an exercise price of price of $0.72 per share, in each case to John R. Exley, Acorn’s Chief Executive Officer and the party designated by Acorn to receive its shares and option. The shares and option are subject to time-based vesting restrictions. Of the 225,000 shares of Common Stock granted to Mr. Exley, 75,000 vest 90 days from the date of the award, 75,000 vest 120 days from the date of the award and the remaining 75,000 shares are scheduled to vest 150 days from the date of the award. Of the stock options to purchase up to 375,000 shares of Common Stock awarded to Mr. Exley, 125,000 vest 90 days from the date of the award, 125,000 vest 120 days from the date of the award and the remaining 125,000 shares are scheduled to vest 150 days from the date of the award. The issuance and sale of the shares of Common Stock and option to Acorn has not been registered under the Securities Act, and such securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act based on the following facts: Acorn has represented that it is an accredited investor as defined in Regulation D promulgated under the Securities Act, that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, a distribution thereof in violation of applicable securities laws; that it understood that the securities would be issued as restricted securities and as a result, it must bear the economic risk of its investment in the securities for an indefinite period of time

Restricted stock activity under the 2013 Plan for the years ended September 30, 2016 and 2015 follows:

	2016	2015
Restricted Stock
Non Vested at October 1	-	25,000
Awarded	225,000	-
Vested	-	(25,000)
Forfeited	-	-
Non Vested at September 30	225,000	-

The weighted average restricted stock award date fair value information for the years ended September 30, 2016 and 2015 follows:

	2016	2015
Non Vested at October 1	$-	$0.345
Awarded	0.72	-
Vested	-	0.345
Forfeited	-	-
Non Vested at September 30	$0.72	$-

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the year ended September 30, 2016 and 2015, compensation expense recorded for the restricted stock awards was approximately $0 and $9,000, respectively.

10. Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant are outside the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest.

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

Restricted Stock activity for the year ended September 30, 2016 and 2015 is as follows:

	2016	2015
Restricted Stock
Non Vested at October 1	150,000	-
Awarded	2,000,000	600,000
Vested	(150,000)	(450,000)
Forfeited	-	-
Non Vested at September 30	2,000,000	150,000

The weighted average restricted stock award date fair value information for the years ended September 30, 2016 and 2015 follows:

	2016	2015
Non Vested at October 1	$0.35	$-
Awarded	0.39	0.35
Vested	0.35	0.35
Forfeited	-	-
Non Vested at September 30	$0.39	$0.35

For the year ended September 30, 2016, compensation expense recorded for the restricted stock awards was approximately $212,000.

11.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000 (the “MLSC Loan”). The loan bears interest at a rate of 10% per annum, and will become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction (a “Qualified Sale”) or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period (a “Qualified Financing”). The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of September 30, 2015.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The allocation of funds to the warrants resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For the years ended September 30, 2016 and 2015, approximately $11,000 of the loan discount was accreted to interest expense.

On September 28, 2016, the Company and MLSC entered into that certain Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement (the “Amendment”). Under the terms of the Amendment, (i) interest on the MLSC Loan will decrease from 10% per annum to 7% per annum beginning October 3, 2016; and (ii) the MLSC Loan will now become due and payable on the earlier of October 3, 2017 (the “Maturity Date”), the occurrence of a Corporate Event (which is defined as the occurrence of either a Qualified Sale or Qualified Financing), or the occurrence of a Default (as defined in the promissory note issued in connection with the MLSC Loan Agreement). In addition, under the terms of the Amendment, (a) beginning October 3, 2016, the Company will begin amortizing the principal and accrued interest under the MLSC Loan by making the first of 13 monthly payments of approximately $106,022, with the last payment scheduled to occur on the Maturity Date; and (b) the term “Qualified Financing” is now defined to mean one or more financing transactions in which we receive, in a single transaction or series of transactions, cumulative net proceeds of not less than five million dollars ($5,000,000) at any time after October 3, 2016. As a result of the Amendment, the Company expects to reduce interest expenses that would otherwise be incurred under the MLSC Loan Agreement by approximately $232,000 due to the effect of the amortization payments and the lower 7% per annum interest rate.

As of September 30, 2016 and 2015 the accreted balance of the MLSC Loan was $977,882 and $966,824, respectively.

12.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company's indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2016 and 2015, no amounts have been accrued related to such indemnification provisions.

From time to time, the Company may be exposed to litigation in connection with its operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. `

MIT Licensing Agreement

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

In exchange for the licenses granted in the agreement, the Company has paid MIT license maintenance fees and patent prosecution costs. The Company paid license maintenance fees of $50,000 to MIT in the fiscal year ended September 30, 2016 and $45,000 in the fiscal year ended September 30, 2015. For the years ended September 30, 2016 and 2015, the annual MIT license maintenance fees of $50,000 are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The license maintenance fees and patent prosecution costs cover the contract year beginning January 1 thru December 31.

Annual license maintenance obligations extend through the life of the patents. The following table reflects the Company’s annual license maintenance fee commitments:

Year Ending September 30,
2017	$50,000
2018	50,000
2019	50,000
2020	50,000
$200,000

In addition, MIT is entitled to royalties on applicable future product sales, if any. The annual payments may be applied towards royalties payable to MIT for that year for product sales.

The Company is obligated to indemnify MIT and related parties from losses arising from claims relating to the exercise of any rights granted to the Company under the license, with certain exceptions. The maximum potential amount of future payments the Company could be required to make under this provision is unlimited. The Company considers there to be a low performance risk as of September 30, 2016.

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

Leases

We do not own any real property. In October 2013, we entered into a one and one-half year operating sublease agreement pursuant to which we leased the office space of our relocated headquarters in Wellesley, Massachusetts for a base annual rent equal to $5,031 per month. In April 2015, we moved our corporate offices to a property in Framingham, Massachusetts. We entered into a month-to-month operating lease agreement, pursuant to which we are obligated to pay monthly rent of $2,000, with a minimum six month commitment. We are no longer party to the October 2013 lease, and we believe our present offices are suitable for our current and planned near-term operations.

13.	SUBSEQUENT EVENTS

During the period commencing October 1, 2016 and ending on December 2, 2016 additional Series A warrants have been exercised for an aggregate issuance of 1,100,000 shares of the Company’s Common Stock at and exercise price of $0.20 per share, resulting in gross proceeds of $220,000. In addition, Series E warrants have been exercised for an aggregate issuance of 125,000 shares of the Company’s Common Stock at an exercise price of $0.438 per share, resulting in gross proceeds of $54,750.

EXHIBIT INDEX

The following exhibits are being filed with this Annual Report on Form 10-K.

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
2.1	Agreement and Plan of Merger dated May 10, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc.		8-K	2.1	333-178883	5/13/2013

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc..		10-Q	10.11	000-54986	8/14/2013

3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-K	3.1	000-54986	12/12/2014

3.2	Amended and Restated Bylaws of Arch Therapeutics, Inc.		8-K	3.1	333-178883	6/24/2013

10.1#	Termination Agreement and Release dated June 25, 2013, between ABS and Terrence W. Norchi		8-K	10.7	333-178883	6/26/2013

10.2#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi		8-K	10.8	333-178883	6/26/2013

10.3#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and Terrence W. Norchi Stock		8-K	10.1	000-54986	3/27/2014

10.4#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Alan T. Barber		8-K	10.9	333-178883	6/26/2013

10.5#	Executive Employment Agreement, effective July 8, 2013, by and between Arch Therapeutics, Inc. and William M. Cotter		8-K	10.1	000-54986	7/8/2013

10.6#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and William M. Cotter		8-K	10.2	000-54986	3/27/2014

10.7#	Separation Agreement dated June 15, 2015 by and between Arch Therapeutics, Inc. and William M. Cotter		10-Q	10.3	000-54986	8/7/2015

10.8#	Executive Employment Agreement, effective July 7, 2014, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/7/2014

10.9#	First Amendment to Executive Employment Agreement, dated July 27, 2015, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/31/2015

10.10#	Consulting Agreement dated October 15, 2015 by and between Arch Therapeutics, Inc. and Dr. Arthur Rosenthal		S-1/A	10.40	333-206873	10/16/2015

51

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.11#	Arch Therapeutics, Inc. 2013 Stock Incentive Plan		8-K	10.1	333-178883	6/24/2013

10.12#	Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.13	000-54986	8/14/2013

10.13#	Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.14	000-54986	8/14/2013

10.14#	Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.15	000-54986	8/14/2013

10.15#	Form of Restricted Stock Award Agreement		8-K	10.2	000-54986	5/6/2016

10.16	Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.1	333-178883	4/25/2013

10.17	Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.2	333-178883	4/25/2013

10.18	Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. dated April 19, 2013		8-K	10.3	333-178883	4/25/2013

10.19	Form of Securities Purchase Agreement		8-K	10.4	333-178883	4/25/2013

10.20	Form of Warrant		8-K	10.5	333-178883	4/25/2013

10.21	Amended and Restated Exclusive Patent License Agreement dated May 23, 2011 between ABS and the Massachusetts Institute of Technology, as amended by the First Amendment to Amended and Restated Exclusive Patent License Agreement dated May 15, 2012 between ABS and the Massachusetts Institute of Technology, and further amended by the Second Amendment to Amended and Restated Exclusive Patent License Agreement dated February 1, 2013 between ABS and the Massachusetts Institute of Technology, as further amended by the Third Amendment to Amended and Restated Exclusive Patent License Agreement dated April 30, 2013 between ABS and the Massachusetts Institute of Technology, and as further amended by the Letter Agreement dated June 10, 2013 between ABS and the Massachusetts Institute of Technology		8-K	10.6	333-178883	6/26/2013

10.22	Life Sciences Accelerator Funding Agreement dated September 30, 2013 between Arch Therapeutics, Inc. and the Massachusetts Life Sciences Center		8-K	10.1	000-54986	10/4/2013

10.23	Form of Warrant to Purchase Shares of Common Stock dated September 30, 2013 issued by Arch Therapeutics, Inc. to the Massachusetts Life Sciences Center		8-K	10.2	000-54986	10/4/2013

10.24	Form of MLSC Subordination Agreement		8-K	10.1	000-54986	9/9/2015

52

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.25	Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement dated September 28, 2016 by and between Arch Therapeutics, Inc. and Massachusetts Life Sciences Center		8-K	10.1	000-54986	9/29/2016

10.26	Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.1	000-54986	1/31/2014

10.27	Form of Series A Warrant to Purchase Common Stock		8-K	4.1	000-54986	1/31/2014

10.28	Form of Series B Warrant to Purchase Common Stock		8-K	4.2	000-54986	1/31/2014

10.29	Form of Series C Warrant to Purchase Common Stock		8-K	4.3	000-54986	1/31/2014

10.30	Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock		8-K	10.1	000-54986	12/2/2014

10.31	Amendment to Series C Warrants to Purchase Common Stock		8-K	10.3	000-54986	3/13/2015

10.32	Amendment to Series C Warrants to Purchase Common Stock dated May 30, 2015		8-K	10.1	000-54986	6/1/2015

10.33	Amendment to Series A and Series C Warrants to Purchase Common Stock dated June 22, 2015		8-K	10.1	000-54986	6/23/2015

10.34	Form of Registration Rights Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.2	000-54986	1/31/2014

10.35	Form of Subscription Agreement		8-K	10.1	000-54986	3/13/2015

10.36	Form of 8% Convertible Note		8-K	10.2	000-54986	3/13/2015

10.37†	Project Agreement by and between Arch Therapeutics, Inc. and the National University of Ireland Galway dated May 28, 2015		10-Q	10.1	000-54986	8/7/2015

10.38	Form of Subscription Agreement		8-K	10.1	000-54986	7/6/2015

10.39	Form of Series D Warrants		8-K	10.2	000-54986	7/6/2015

10.40	Registration Rights Agreement dated June 30, 2015, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	7/6/2015

10.41	Form of Subscription Agreement		8-K	10.1	000-54986	6/2/2016

10.42	Form of Series E Warrants		8-K	10.2	000-54986	6/2/2016

10.43	Registration Rights Agreement dated May 26, 2016, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	6/2/2016

21.1	List of Subsidiaries		8-K	21.1	333-178883	6/26/2013

23.1	Consent of Independent Registered Public Accounting Firm	X

53

Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

24.1	Power of Attorney (included on the signature page hereto)	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

† Confidential treatment has been granted as to certain portions of these Exhibits

# Management contract or compensatory plan or arrangement.

54