Form 10-Q
period 2016-12-31
Arch Therapeutics, Inc.
filed 2017-02-01
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of January 31, 2017, 138,632,075 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three Ended December 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of December 31, 2016 (Unaudited) and September 30, 2016

	December 31, 2016 (Unaudited)	September 30, 2016
ASSETS
Current assets:
Cash	$3,787,737	$5,036,476
Prepaid expenses and other current assets	110,070	107,784
Total current assets	3,897,807	5,144,260

Long-term assets:
Property and equipment, net	4,174	-
Total long-term assets	4,174	-

Total assets	$3,901,981	$5,144,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272,252	$374,896
Accrued expenses and other liabilities	121,036	299,487
Accrued interest	261,570	304,770
Note payable, net of unamortized discount	754,817	899,627
Total current liabilities	1,409,675	1,878,780

Long-term liabilities:
Note payable, net of unamortized discount	-	78,255
Accrued interest, net of current portion	-	26,230
Total long-term liabilities	-	104,485

Total liabilities	1,409,675	1,983,265

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 138,182,075 and 136,657,075 shares issued and outstanding as of December 31, 2016 and September 30, 2016, respectively	136,107	134,432
Additional paid-in capital	25,472,290	24,741,153
Accumulated deficit	(23,116,091)	(21,714,590)
Total stockholders’ equity	2,492,306	3,160,995

Total liabilities and stockholders’ equity	$3,901,981	$5,144,260

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended December 31, 2016 and 2015

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015

Revenues	$-	$-

Operating expenses:
General and administrative expenses	1,026,644	865,512
Research and development expenses	349,287	414,003
Total operating expenses	1,375,931	1,279,515

Operating loss	(1,375,931)	(1,279,515)

Other income (expense):
Interest expense	(25,570)	(143,747)
Gain on conversion of debt	-	129,461
Decrease to fair value of derivative	-	137,146
Total other income (expense)	(25,570)	122,860

Net loss	$(1,401,501)	$(1,156,655)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted common shares - basic and diluted	135,319,847	108,620,575

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended December 31, 2016 and 2015

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Cash flows from operating activities:
Net loss	$(1,401,501)	$(1,156,655)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	119	-
Stock-based compensation	265,662	148,037
Noncash interest expense on notes payable	5,529	143,747
Issuance of restricted stock for services	108,000	52,500
Gain on exercise of warrants and conversion of debt	-	(129,461)
Decrease to fair value of derivative	-	(137,146)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(2,286)	(10,041)
Increase (decrease) in:
Accounts payable	(102,644)	36,102
Accrued expenses and other liabilities	(178,451)	(91,734)
Accrued interest	(69,430)	-
Net cash used in operating activities	(1,375,002)	(1,144,651)

Cash flows from investing activities:
Purchases of property and equipment	(4,293)	-
Net cash used in investing activities	(4,293)	-

Cash flows from financing activities:
Proceeds from exercise of warrants	359,150	-
Payments on note payable	(228,594)	-
Net cash provided by financing activities	130,556	-

Net (decrease) in cash	(1,248,739)	(1,144,651)

Cash, beginning of year	5,036,476	3,960,100

Cash, end of period	$3,787,737	$2,815,449

Non-cash financing activities
Conversion of 8% convertible notes and accrued interest to common stock	$-	$325,896

The accompanying notes are an integral part of these consolidated financial statements

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

Although we believe that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 5, 2016.

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2016. There have been no material changes to our significant accounting policies during the three months ended December 31, 2016.

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

ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued by the FASB in August 2014. The primary purpose of the ASU is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2014-12, “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued by the FASB in June 2014. ASU 2014-12 requires that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for public business entities for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-12 during our first quarter of fiscal year 2017, which had no impact on our financial statements, and will apply the new guidance in future periods.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2016 and September 30, 2016.

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

Deferred Offering Costs

Deferred Offering Costs consist of fees and expenses incurred in connection with the public offering and sale of the Company’s common stock, including legal, accounting, printing and other related expenses. These costs are netted against the proceeds received as a reduction to additional paid-in capital

Property and Equipment

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three month periods December 31, 2016 and 2015 there has not been any impairment of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of December 31, 2016 and September 30, 2016.

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

At December 31, 2016 and September 30,2016, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, and convertible notes approximate fair value because of their short-term nature. The fair value of note payable, which is influenced by interest rates and the Company’s liquidity, approximates carrying value.

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from January 1, 2017 and ending on January 31, 2017 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 11.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of December 31, 2016, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At December 31, 2016 and September 30, 2016, property and equipment consisted of:

	Estimated Useful Life	December 31, 2016	September 30, 2016

Computer equipment	3 years	$4,293	$-

Furniture and fixtures	5 years	2,925	1,000

Lab equipment	5 years	1,000	1,000

		8,218	3,925

Less - accumulated depreciation		4,044	3,925

Property and equipment, net		$4,174	$-

Depreciation expense recorded for the three months ended December 31, 2016 and 2015 was $119 and $0, respectively.

4.	STOCK-BASED COMPENSATION

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

As of December 31, 2016, a total of 11,214,212 options had been issued to employees and directors and 5,177,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three months ended December 31, 2016, the Company granted options to consultants to purchase 100,000 shares of common stock under the 2013 Plan. The options have term 3 years, are subject to vesting terms over periods ranging up to 1 year and have exercise price $0.60.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three months ended December 31, 2016 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three months ended December 31, 2016; expected volatility, 76.57% - 119.44%, risk-free interest rate, 0.64% - 2.40%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 1 to 10 years.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the year ended September 30, 2015, the Company did not experience any forfeitures of stock options. During the year ended September 30, 2016 and the three months ended December 31, 2016, the Company experienced an insignificant number of forfeitures of stock options. Since the Company has a limited history of stock option forfeitures it continues to estimate the forfeiture rate of its outstanding stock options as zero, but will continually evaluate its historical data as a basis for determining expected forfeitures.

Common Stock Options

Stock compensation activity under the 2013 Plan for the three months ended December 31, 2016 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	12,379,210	$0.33	6.4	$4,341,816
Awarded	100,000	$0.60	-	-
Exercised	-	$-	-	-
Forfeited	(100,000)	$0.42	-	-
Outstanding at December 31, 2016	12,379,210	$0.33	6.19	$3,167,065
Vested	9,710,001	$0.32	6.03	$2,549,359
Vested and expected to vest at December 31, 2016	12,379,210	$0.33	6.19	$3,167,065

As of December 31, 2016, 5,447,529 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $167,000 and $148,000, respectively. Of this amount during the three months ended December 31, 2016 and 2015, $16,000 and $54,000, respectively, was recorded to research and development expenses, and $151,000 and $94,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of December 31, 2016, there is approximately $507,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.78 years.

Restricted Stock

On August 9, 2016, we entered into a consulting agreement with Acorn Management Partners, LLC (“Acorn”). In consideration of the services to be provided under and in accordance with the terms of the consulting agreement, we issued (i) 225,000 shares of Common Stock under our 2013 Stock Incentive Plan at an agreed upon value of $0.72 per share, which was the closing price of our common stock on August 9, 2016; and (ii) an option under our 2013 Stock Incentive Plan to purchase up to 375,000 shares of Common Stock at an exercise price of price of $0.72 per share, in each case to John R. Exley, Acorn’s Chief Executive Officer and the party designated by Acorn to receive its shares and option. The shares and option are subject to time-based vesting restrictions. Of the 225,000 shares of Common Stock granted to Mr. Exley, 75,000 vest 90 days from the date of the award, 75,000 vest 120 days from the date of the award and the remaining 75,000 shares are scheduled to vest 150 days from the date of the award. Of the stock options to purchase up to 375,000 shares of Common Stock awarded to Mr. Exley, 125,000 vest 90 days from the date of the award, 125,000 vest 120 days from the date of the award and the remaining 125,000 shares are scheduled to vest 150 days from the date of the award. The issuance and sale of the shares of Common Stock and option to Acorn has not been registered under the Securities Act, and such securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act based on the following facts: Acorn has represented that it is an accredited investor as defined in Regulation D promulgated under the Securities Act, that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, a distribution thereof in violation of applicable securities laws; that it understood that the securities would be issued as restricted securities and as a result, it must bear the economic risk of its investment in the securities for an indefinite period of time

Restricted stock activity under the 2013 Plan for the three months ended December 31, 2016 follows:

2016
Non Vested at October 1	225,000
Awarded	-
Vested	(150,000)
Forfeited	-
Non Vested at December 30	75,000

The weighted average restricted stock award date fair value information for the three months ended December 31, 2016 follows:

2016
Non Vested at October 1	$0.72
Awarded	-
Vested	0.72
Forfeited	-
Non Vested at December 31	$0.72

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the three months ended December 31, 2016, compensation expense recorded for the restricted stock awards was approximately $108,000.

5.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

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

On August 6, 2015, we entered into separate consulting agreements with two investor relations firms, Excelsior Global Advisors LLC (“Excelsior”) and Acorn. In consideration of the services to be provided under and in accordance with the terms of each consulting agreement, we issued 300,000 shares of Common Stock subject to time-based vesting restrictions to each of Excelsior and John R. Exley, Acorn’s Chief Executive Officer and the party designated by Acorn to receive its shares, at an agreed upon value of $0.35 per share, which was the closing price of our common stock on August 6, 2015. 150,000 of shares of common stock granted to each of Excelsior and Mr. Exley vested immediately upon issuance, and the remaining 150,000 shares are scheduled to vest in 75,000, 50,000 and 25,000 share increments on September 4, 2015, October 2, 2015, and November 4, 2015, respectively. The issuance and sale of the shares of common stock to Excelsior and Acorn has not been registered under the Securities Act, and such securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act based on the following facts: each of Excelsior and Acorn has represented that it is an accredited investor as defined in Regulation D promulgated under the Securities Act, that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, a distribution thereof in violation of applicable securities laws; that it understood that the securities would be issued as restricted securities and as a result, it must bear the economic risk of its investment in the securities for an indefinite period of time.

Restricted Stock activity for the three months ended December 31, 2016 and 2015 is as follows:

	2016	2015
Non Vested at October 1	2,000,000	150,000
Awarded	-	-
Vested	-	(150,000)
Forfeited	-	-
Non Vested at December 31	2,000,000	-

The weighted average restricted stock award date fair value information for the three months ended December 31, 2016 and 2015 follows:

	2016	2015
Non Vested at October 1	$0.39	$0.35
Awarded	-	-
Vested	-	0.35
Forfeited	-	-
Non Vested at December 31	$0.39	$-

For the three months ended December 31, 2016 and 2015, compensation expense recorded for the restricted stock awards was approximately $98,000 and $53,000, respectively.

6.	8% CONVERTIBLE NOTES

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

The Notes were originally due and payable on March 13, 2016 (the “Stated Maturity Date”) and could not be prepaid. The Notes bore interest on the unpaid principal balance at a rate equal to eight percent (8.0%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum until either (a) converted into shares of the Company’s common stock, $0.001 par value per share (“Common Stock”) or (b) the outstanding principal and accrued interest on the Notes is paid in full by the Company. Interest on the Notes became due and payable upon their conversion or the Stated Maturity Date and could become due and payable upon the occurrence of an event of default under the Notes. The Notes contained customary events of default, which include, among other things, (i) the Company’s failure to pay other indebtedness of $100,000 or more within the specified cure period for such breach; (iii) the acceleration of the stated maturity of such indebtedness; (iii) the insolvency of the Company; and (iv) the receipt of final, non-appealable judgments in the aggregate amount of $100,000 or more.

On September 8, 2015, we, along with the then current holders of the Convertible Notes, entered into a series of substantially similar subordination agreements with the Massachusetts Life Sciences Center (“MLSC” and such agreements, the “Subordination Agreements”), pursuant to which the holders of the Convertible Notes agreed to subordinate their right to payment under the Convertible Notes to MLSC’s right to receive payments under the MLSC Loan Agreement. Under the terms of the Subordination Agreements, the indebtedness accrued under the Convertible Notes could not be repaid unless and until all indebtedness and fees owed to MLSC under the MLSC Loan Agreement were repaid in full, but the right to convert the Convertible Notes into shares of Common Stock was expressly allowed.

At any time prior to the Stated Maturity Date, the holders of the Notes had the right to convert some or all of such Notes into the number of shares of Common Stock determined by dividing (a) the aggregate sum of the (i) principal amount of the Note to be converted, and (ii) amount of any accrued but unpaid interest with respect to such portion of the Note to be converted; and (b) the conversion price then in effect (the shares of Common Stock issuable upon such conversion, the “Conversion Shares”). The initial conversion price was $0.20 per share, and it could be (A) reduced to any amount and for any period of time deemed appropriate by the Board of Directors of the Company, or (B) reduced or increased proportionately as a result of stock splits, stock dividends, recapitalizations, reorganizations, and similar transactions. A holder did not have the right to convert any portion of a Note, if after giving effect to such conversion, the holder, together with its affiliates collectively, would beneficially own more than 4.99% or 9.99% (at the holder’s discretion) of the shares of Common Stock outstanding immediately after giving effect to such conversion.

The issuance and sale of the Notes and Conversion Shares (collectively, the “Securities”) was not, registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

During the three months ended December 31, 2015, $310,000 in principal outstanding under the Notes and $15,896 of accrued interest were converted into 1,629,479 shares of the Company’s Common Stock. As of December 31, 2016 and September 30, 2016, principal amounts outstanding under the Notes amounted to $0.

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

On the Closing Date, the derivative liability was recorded at fair value of $354,988 with the remaining proceeds of $395,012 allocated to the Notes. The allocation of funds to the derivative liability resulted in a discount on the Notes, which was accreted to interest expense over the life of the loan. For the three months ended December 31, 2015, $102,151 of the loan discount has been accreted to interest expense. As of September 30, 2016 the accreted balance of the outstanding Notes was $0.

As a result of the conversion of notes we recorded other income of $129,461 for the three months ended December 31, 2015 and due to the change in the estimated fair value of the derivative liability we recorded other income of $137,146 for the three months ended December 31, 2015.

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

The derivative liability was valued as of September 30, 2015, October 29, 2015 (weighted average conversion date) and December 31, 2015 using Monte Carlo Simulations with the following assumptions:

	September 30,	October 29,	December 31,
	2015	2015	2015

Stated interest rate	8.0%	8.0%	8.0%
Exercise price per share	$0.20	$0.20	$0.20
Expected volatility	80.0%	85.0%	110.0%
Risk-free interest rate	0.07%	0.14%	0.16%
Credit adjusted discount rate	22.0%	22.0%	25.0%
Remaining expected term of underlying securities (years)	0.46	0.38	0.21

7.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000 (the “MLSC Loan”). The loan originally bore interest at a rate of 10% per annum, and was originally scheduled to become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction (a “Qualified Sale”) or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period (a “Qualified Financing”). The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of December 31, 2016.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The allocation of funds to the warrants resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For the three months ended December 31, 2016 and 2015, approximately $5,500 and $2,800, respectively of the loan discount was accreted to interest expense. As of December 31, 2016 and September 30, 2016 the accreted balance of the MLSC Loan was $754,817 and $977,882, respectively.

On September 28, 2016, the Company and MLSC entered into that certain Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement (the “Amendment”). Under the terms of the Amendment, (i) interest on the MLSC Loan decreased from 10% per annum to 7% per annum beginning October 3, 2016; and (ii) the MLSC Loan has now become due and payable on the earlier of October 3, 2017 (the “Maturity Date”), the occurrence of a Corporate Event (which is defined as the occurrence of either a Qualified Sale or Qualified Financing), or the occurrence of a Default (as defined in the promissory note issued in connection with the MLSC Loan Agreement). In addition, under the terms of the Amendment, (a) beginning October 3, 2016, the Company began amortizing the principal and accrued interest under the MLSC Loan by making the first of 13 monthly payments of approximately $106,022, with the last payment scheduled to occur on the Maturity Date; and (b) the term “Qualified Financing” is now defined to mean one or more financing transactions in which we receive, in a single transaction or series of transactions, cumulative net proceeds of not less than five million dollars ($5,000,000) at any time after October 3, 2016. As a result of the Amendment, the Company expects to reduce interest expenses that would otherwise be incurred under the MLSC Loan Agreement by approximately $232,000 due to the effect of the amortization payments and the lower 7% per annum interest rate.

8.	2014 PRIVATE PLACEMENT FINANCING

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

Upon the closing of the 2014 Private Placement Financing on February 4, 2014 (the “Closing Date”), the Company entered into a registration rights agreement (the “2014 Registration Rights Agreement”) with the 2014 Investors, pursuant to which the Company became obligated, subject to certain conditions, to file with the SEC on or before March 21, 2014 one or more registration statements to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), (i) the 2014 Shares and the 2014 Warrant Shares, plus (ii) an additional number of shares of Common Stock equal to 33% of the total number of 2014 Shares and 2014 Warrant Shares, to account for adjustments, if any, to the number of 2014 Warrant Shares issuable pursuant to the terms of the 2014 Warrants (the securities set forth in this clause (ii), the “Additional Shares”). Under the terms of the 2014 Registration Rights Agreement, the Company was permitted to reduce the number of shares covered by a registration statement if such reduction is required by the SEC as a condition for permitting such registration statement to become effective and treated as a resale registration statement (the “Cutback Provisions”). In response to comments received from the SEC and in accordance with the terms of the 2014 Registration Rights Agreement, the Company reduced the number of shares included in its draft resale registration statement (the “2014 S-1”) by the number of Additional Shares. The Company’s failure to satisfy certain other obligations and deadlines set forth in the 2014 Registration Rights Agreement may subject the Company to payment of monetary penalties as discussed below. The resale registration statement was declared effective on July 2, 2014. As described below, in the event that we fail to comply with certain requirements in the 2014 Registration Rights Agreement, we may be required to pay liquidated damages to the investors.

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

On March 13, 2015, the Company issued unsecured 8% Convertible Notes in the aggregate principal amount of $750,000 - See footnote 6. The Company’s issuance of the Notes triggered the Anti-Dilution Provisions of the Series A Warrants and, as a result, the exercise price of the Series A Warrants was reduced to $0.20 per share and the aggregate number of shares issuable under the Series A Warrants increased by 5,700,000 shares from 11,400,000 shares to 17,100,000 shares. In addition, on March 13, 2015 and May 30, 2015, respectively the expiration date of the Series C Warrants was extended to June 2, 2015 and July 2, 2015, respectively. In conjunction with the March 13, 2015 amendment, the Company recognized a loss on the modification of warrants in the amount of $624,016, which was determined using Monte Carlo Simulation.

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

During the three months ended December 31, 2016, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s common stock, resulting in gross proceeds to the Company of $220,000. During the three months ended December 31, 2015, no Series A Warrants were exercised.

9.	2015 PRIVATE PLACEMENT FINANCING

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

During the three months ended December 31, 2016, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 250,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $62,500. During the three months ended December 31, 2015, no Series D Warrants were exercised.

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

10.	2016 PRIVATE PLACEMENT FINANCING

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

The number of shares of Common Stock into which each of the Series E Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Series E Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, (i) at any time during the term of the Series E Warrants, we may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by our Board of Directors (the “Board“); and (ii) certain of the Series E Warrants provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Series E Warrant, together with its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% of the Common Stock; provided, however, the holder, upon notice to us, may increase or decrease the ownership limitation, provided that any increase is limited to a maximum of 9.99% of the Company’s Common Stock, and any increase in the ownership limitation will not become effective until the 61st day after delivery of such notice.

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

During the three months ended December 31, 2016, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 175,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $76,650.

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

11.	SUBSEQUENT EVENTS

During the period commencing January 1, 2017 and ending on January 31, 2017 additional Series D warrants have been exercised for an aggregate issuance of 250,000 shares of the Company’s Common Stock at and exercise price of $0.25 per share, resulting in gross proceeds of $62,500. In addition, Series E warrants have been exercised for an aggregate issuance of 200,000 shares of the Company’s Common Stock at an exercise price of $0.438 per share, resulting in gross proceeds of $87,600.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes included in this report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2016 filed with the Securities and Exchange Commission (“SEC”).

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

We believe that the Company has cash on hand to meet its anticipated cash requirements into the fourth quarter of Fiscal 2017. In addition to capital required for operating expenses, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in 2017, up to $5,000,000 may be required to complete an initial European CE Mark approval and an initial US regulatory clearance or approval. These estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. For the three months ended December 31, 2016, we had a net loss of $1,401,501 versus a net loss of $1,156,655 in the comparable period in the prior year. We devote a significant amount of our efforts towards fundraising, clinical trials, and product research. The loss for the three months ended December 31, 2016 is attributable to general and administrative costs, primarily relating to legal costs associated with intellectual property, patent application and prosecution costs, and general corporate legal expenses and research and development expenses, including clinical trials. The loss for the three months ended December 31, 2015 is attributable to general and administrative costs, primarily relating to legal costs associated with intellectual property, patent application and prosecution costs, and general corporate legal expenses and research and development expenses all of which were partially offset by adjustments to the derivative liabilities. Cash used in operating activities increased $230,351 during the three months ended December 31, 2016 to $1,375,002, compared to $1,144,651 for the three months ended December 31, 2015. Cash at December 31, 2016 decreased by $1,248,739 to $3,787,737 compared to $5,036,476 as of September 30, 2016.

Recent Developments

During the three months ended December 31, 2016, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $220,000, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 250,000 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $62,500 and Series E Warrants had been exercised on a cash basis for an aggregate issuance of 175,000 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $76,650.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

	December 31,	December 31,	Increase
	2016	2015	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	1,026,644	865,512	161,132
Research and development	349,287	414,003	(64,716)
Loss from operations	(1,375,931)	(1,279,515)	96,416
Other income (expense)	(25,570)	122,860	(148,430)
Net loss	(1,401,501)	(1,156,655)	244,846

Revenue

We did not generate revenue in either of the three months ended December 31, 2016 or 2015.

General and Administrative Expense

General and administrative expenses during the three months ended December 31, 2016 were $1,026,644, an increase of $161,132 compared to $865,512 for the three months ended December 31, 2015. The increase in general and administrative expense is primarily attributable to increased legal costs associated with intellectual property, patent application and prosecution costs, and fundraising efforts. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended December 31, 2016 was $349,287, a decrease of $64,716 compared to $414,003 for the three months ended December 31, 2015. The decrease in research and development expense is primarily attributable to a reduction in stock-based compensation, the timing of the preclinical studies, and reduced research and development staffing levels. These expenses were partially offset by increased clinical trial related expenses and quality management system related expenses. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income (Expense)

Other income (expense) during the three months ended December 31, 2016 was $(25,570), a decrease of $148,430 compared to other income of $122,860 for the three months ended December 31, 2015. The decrease in other income (expense) is attributed to the conversion of the remaining Notes in April 2016 thereby eliminating the impact of derivative liabilities and interest for the period ending December 31, 2016. Other expense during the three months ended December 31, 2016 consisted of interest.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At December 31, 2016, we had cash of $3,787,737 and positive working capital of $2,488,675.

Cash Used in Operating Activities

Working Capital

At December 31, 2016, we had total current assets of $3,897,807 (including cash of $3,787,737) and working capital of $2,488,132. Our working capital as of December 31, 2016 and September 30, 2016 is summarized as follows:

	December 31,	September 30,
	2016	2016
Total Current Assets	$3,897,807	$5,144,260
Total Current Liabilities	1,409,675	1,878,780
Working Capital	$2,488,132	$3,265,480

Total current assets as of December 31, 2016 were $3,897,807, a decrease of $1,246,453 compared to $5,144,260 as of September 30, 2016. The decrease in current assets is primarily attributable to general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate partially offset from proceeds from the exercise of Series A Warrants, Series D Warrants and Series E Warrants. Our total current assets as of December 31, 2016 and September 30, 2016 were comprised primarily of cash, prepaid expenses and other current assets.

Total current liabilities as of December 31, 2016 were $1,409,675, a decrease of $469,105 compared to $1,878,780 as of September 30, 2016. The decrease is primarily due to payments of approximately $318,000 of the note payable to MLSC (“Note Payable”) and accrued interest. Our total current liabilities as of December 31, 2016 and September 30, 2016 were comprised of accounts payable, accrued expenses, and the Note Payable and accrued interest.

Cash Flow for the Three Months Ended

	December 31,	December 31,
	2016	2015
Cash Used in Operating Activities	$(1,375,002)	$(1,144,651)
Cash Used in Investing Activities	(4,293)	-
Cash Provided by Financing Activities	130,556	-
Net decrease in cash	$(1,248,739)	$(1,144,651)

Cash Used in Operating Activities

Cash used in operating activities increased $230,351 to $1,375,002 during the three months ended December 31, 2016 compared to $1,144,651 during the three months ended December 31, 2015. The increase was primarily due to an increase in general and administrative expense primarily attributable to increased intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

Cash used in investing activities increased $4,293 to $4,293 for the purchase of computer equipment, during the three months ended December 31 2016, compared to $0 during the three months ended December 31, 2015.

Cash Provided by Financing Activities

Cash provided by financing activities increased $130,556 to $130,556 during the three months ended December 31 2016, compared to $0 during the three months ended December 31, 2015. For the three months ended December 31, 2016, the cash provided by financing resulted from proceeds received of $220,000 from the exercise of Series A Warrants to purchase 1,100,000 shares of our Common Stock, proceeds received of $62,500 from the exercise of the Series D Warrants to purchase 250,000 shares of our Common Stock and proceeds received of $76,650 from the exercise of the Series E Warrants to purchase 175,000 shares of our Common Stock. The proceeds were partially offset by the payment of $228,594 of principal of the Company’s Note Payable.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of January 31, 2017 we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2017. We will require additional financing to fund our planned future operations, including the continuation of our ongoing research and development efforts, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2016, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

Basis of Presentation

The unaudited consolidated financial statements presented with this Form 10-Q include the accounts of Arch Therapeutics, Inc. and its wholly owned subsidiary, Arch Biosurgery, Inc. a biotechnology company. All intercompany accounts and transactions have been eliminated in consolidation.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. We have no reserves related to uncertain tax positions as of December 31, 2016 and September 30, 2016.

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

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

ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued by the FASB in August 2014. The primary purpose of the ASU is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. The Company is currently assessing the impact of this guidance, but does not believe that it will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2014-12, “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued by the FASB in June 2014. ASU 2014-12 requires that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for public business entities for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-12 during our first quarter of fiscal year 2017, which had no impact on our financial statements, and will apply the new guidance in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2016, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require significant additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. Moreover, our cash position is vastly inadequate to support our business plans and substantial additional funding will be needed in order to pursue those plans, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of January 31, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2017.

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

Based on our current operating expenses and working capital requirements, as of January 31, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2017. In addition to the funds raised from our previous equity and convertible debt financings and borrowings under the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) that we entered into with MLSC, we will need to obtain additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5 in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

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

The subscription agreements that we entered into between May 24, 2016 and May 26, 2016 (the “2016 Subscription Agreements”) in connection with our private placement financing that closed on May 26, 2016 (the “2016 Private Placement Financing”) impose certain restrictions on our ability to issue equity or debt securities, including the following: (i) until the six-month anniversary of the first date on which all the Registrable Securities (as defined in the registration rights agreement that we entered into with the investors in the 2016 Private Placement Financing)(the “2016 Registrable Securities”) are covered by one or more effective registration statements, which occurred on July 13, 2016 (the “2016 Registration Statement Effective Date”), the 2016 Investors shall have certain notice and participation rights with respect to offers and sales of securities that we may pursue (these rights expired on January 13, 2017); and (ii) until the earlier of the nine-month anniversary of the 2016 Registration Statement Effective Date and the date on which the 2016 Investors have sold all such 2016 Registrable Securities, we may not effect or enter into an agreement for a VRT, where a “VRT” is a transaction in which we (1) issue convertible securities at (A) a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of our Common Stock at any time after the initial issuance of such convertible securities; or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for the common stock, other than pursuant to a customary “weighted average” anti-dilution provision; or (2) enter into any agreement (including, without limitation, an “equity line of credit” or an “at-the-market offering”) whereby we or any subsidiary may sell securities at a future determined price, other than standard and customary “preemptive” or “participation” rights. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

Our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting requires the commitment of significant financial and managerial resources. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. If we are unable to maintain effective internal controls, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a publicly traded company or comply with the requirements of the SEC or the Sarbanes-Oxley Act of 2002. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our stock and our business.

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

We believe that the pathway to marketing approval in the U.S. for our lead product candidate for internal use will likely require the process of FDA Premarket Approval (“PMA“) for the product, which is based on novel technologies and likely will be classified as a Class III medical device. This approval pathway can be lengthy and expensive, and is estimated to take from one to three years or longer from the time the PMA application is submitted to the FDA until approval is obtained, if approval can be obtained at all.

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

Risks Related to our Intellectual Property

If we are unable to obtain and maintain protection for our intellectual property rights, the value of our technology and products will be adversely affected

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. One of our licensed MIT European patents was recently opposed, however this patent was maintained in amended form following an administrative hearing. One of our licensed MIT Japanese patents was recently challenged in a Japanese court. No decision has been issued. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects.

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

Our patent portfolio includes a total of 23 patents and pending applications in a total of nine jurisdictions assigned to Arch Biosurgery, Inc.  This portfolio covers self-assembling peptides and methods of use thereof, and includes eight patents that have been either allowed, issued or granted.

We have also entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (“MIT”) pursuant to which we have been granted exclusive rights under one portfolio of patents and non-exclusive rights under another portfolio of patents.  The portfolio exclusively licensed from MIT includes a total of 22 patents and pending applications in a total of nine jurisdictions, including sixteen patents that have been either allowed, issued or granted.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of January 31, 2017, up to 5,983,323 shares may be acquired upon the exercise of the Series E Warrants.

Similarly, in connection with our private placement financing that concluded on July 2, 2015 (the “2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of January 31, 2017, up to 10,451,663 shares may be acquired upon the exercise of the Series D Warrants.

Upon the closing of our private placement financing on February 4, 2014 (the “2014 Private Placement Financing”), we issued an aggregate of 11,400,000 shares of our Common Stock, which equaled approximately 16% of our currently issued and outstanding Common Stock on the date the 2014 Private Placement Financing closed. Upon the closing of the 2014 Private Placement Financing, we also issued three series of Warrants to acquire up to an additional 34,200,000 shares of our Common Stock at initial exercise prices ranging from $0.30 per share (the Series A Warrants), $0.35 per share (the Series B Warrants), and $0.40 per share (the Series C Warrants). On December 1, 2014, the Company entered into that certain Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock, dated as of December 1, 2014, with Cranshire pursuant to which, among other things, the exercise prices of the Series B Warrants and Series C Warrants were lowered to $0.20 per share. Following the December 1, 2014 amendment, (i) 4,000,000 shares underlying the Series B Warrants were exercised, and the remaining 7,400,000 expired unexercised on January 3, 2015 when the term of the Series B Warrants expired; and (ii) all 11,400,000 shares underlying the Series C Warrants were exercised prior to the expiration of the Series C Warrants at 5:00 p.m., New York time, on July 2, 2016. As a result of the conversion price of our Convertible Notes, the closing of the Notes Offering and the subsequent issuance of the Convertible Notes triggered the Anti-Dilution Provisions of the Series A Warrants, which in turn reduced the exercise price of the Series A Warrants to $0.20 per share and increased the aggregate number of shares issuable under the Series A Warrants by 5,700,000 shares (or fifty-percent (50%)) from 11,400,000 shares to 17,100,000 shares. As of January 31, 2017, up to 25,000 shares may be acquired upon the exercise of the Series A Warrants.

Additionally, as of January 31, 2017, 5,447,529 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 12,479,210 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.72 per share and with a weighted average exercise price of $0.33 per share, and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series E Warrants granted in connection with the 2016 Private Placement Financing, the Series D Warrants granted in connection with the 2015 Private Placement Financing, and the Series A Warrants granted in connection with the 2014 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of January 31, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2017. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of January 31, 2017, Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, Dr. Avtar Dhillon, the Chairman of our Board of Directors, and James R. Sulat, a director, beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 17.9% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

ARCH THERAPEUTICS, INC.

Date: February 1, 2017	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2017	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

-45-