Form 10-Q
period 2017-03-31
Arch Therapeutics, Inc.
filed 2017-05-02
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2017, 150,769,042 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months Ended March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arch Therapeutics, Inc.

Consolidated Balance Sheets

As of March 31, 2017 (Unaudited) and September 30, 2016

	March 31, 2017 (Unaudited)	September 30, 2016
ASSETS
Current assets:
Cash	$7,230,310	$5,036,476
Prepaid expenses and other current assets	345,230	107,784
Total current assets	7,575,540	5,144,260

Long-term assets:
Property and equipment, net	3,816	-
Total long-term assets	3,816	-

Total assets	$7,579,356	$5,144,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$208,634	$374,896
Accrued expenses and other liabilities	154,140	299,487
Accrued interest	-	304,770
Current portion of note payable, net of unamortized discount	-	899,627
Total current liabilities	362,774	1,878,780

Long-term liabilities:
Warrant derivative liability	2,634,604	-
Note payable, net of unamortized discount and current portion	-	78,255
Accrued interest, net of current portion	-	26,230
Total long-term liabilities	2,634,604	104,485

Total liabilities	2,997,378	1,983,265

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 150,769,042 and 136,657,075 shares issued and outstanding as of March 31, 2017 and September 30, 2016, respectively	147,019	134,432
Additional paid-in capital	29,420,481	24,741,153
Accumulated deficit	(24,985,522)	(21,714,590)
Total stockholders’ equity	4,581,978	3,160,995

Total liabilities and stockholders' equity	$7,579,356	$5,144,260

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended March 31, 2017 and 2016

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	1,494,204	868,433	2,520,847	1,733,946
Research and development expenses	709,919	386,285	1,059,206	800,288
Total operating expenses	2,204,123	1,254,718	3,580,053	2,534,234

Operating loss	(2,204,123)	(1,254,718)	(3,580,053)	(2,534,234)

Other income (expense):
Interest expense	(26,815)	(66,823)	(52,385)	(210,569)
Gain on conversion of debt	-	13,503	-	142,964
Decrease to fair value of derivative	361,506	54,982	361,506	192,128
Total other income (expense)	334,691	1,662	309,121	124,523

Net loss	$(1,869,432)	$(1,253,056)	$(3,270,932)	$(2,409,711)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted common shares - basic and diluted	140,513,488	109,524,010	137,893,324	109,069,824

The accompanying notes are an integral part of these consolidated financial statements

Arch Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended March 31, 2017 and 2016

	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Cash flows from operating activities:
Net loss	$(3,270,932)	$(2,409,711)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	477	-
Stock-based compensation	1,013,367	358,330
Noncash interest expense on notes payable	22,118	210,569
Issuance of restricted stock for services	162,000	52,500
Gain on conversion of debt	-	(142,964)
Decrease to fair value of derivative	(361,506)	(192,128)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(237,446)	(47,200)
Increase (decrease) in:
Accounts payable	(247,825)	(96,146)
Accrued expenses and other liabilities	(157,471)	(64,101)
Accrued interest	(331,000)	-
Net cash used in operating activities	(3,408,218)	(2,330,851)

Cash flows from investing activities:
Purchases of property and equipment	(4,293)	-
Net cash used in investing activities	(4,293)	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	6,068,686	-
Proceeds from exercise of warrants	537,659	40,000
Payments on note payable	(1,000,000)	-
Net cash provided by financing activities	5,606,345	40,000

Net increase (decrease) in cash	2,193,834	(2,290,851)

Cash, beginning of year	5,036,476	3,960,100

Cash, end of period	$7,230,310	$1,669,249

Non-cash financing activities
Conversion of 8% convertible notes and accrued interest to common stock	$-	$536,278
Exercise of stock options - cashless	$106,666	$-
Financing Costs on issuance of common stock and warrants	$93,687	$-
Warrant derivative liability	$2,996,110	$-
Cash paid for
Interest on note	$361,268	$-

The accompanying notes are an integral part of these consolidated financial statements

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2016. There have been no material changes to our significant accounting policies during the six months ended March 31, 2017.

Basis of Presentation

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

ASU 2014-12, “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued by the FASB in June 2014. ASU 2014-12 requires that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for public business entities for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-12 during our first quarter of fiscal year 2017, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2017 and September 30, 2016.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the six month periods March 31, 2017 and 2016 there has not been any impairment of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of March 31, 2017 and September 30, 2016.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a sufficient history of market prices of the common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), using historical volatilities of similar public entities. The life term for awards uses simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

Fair Value Measurements

The Company measures both financial and nonfinancial assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, except those that are recognized or disclosed in the consolidated financial statements at fair value on a recurring basis. The standard created a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own views about the assumptions market participants would use in pricing the asset or liability.

At March 31, 2017 and September 30,2016, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, and convertible notes approximate fair value because of their short-term nature. The fair value of note payable, which is influenced by interest rates and the Company’s liquidity, approximates carrying value.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from April 1, 2017 and ending on May 1, 2017 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 12.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of March 31, 2017, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses for the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At March 31, 2017 and September 30, 2016, property and equipment consisted of:

	Estimated Useful Life	March 31, 2017	September 30, 2016

Computer equipment	3 years	$4,293	$-

Furniture and fixtures	5 years	2,925	2,925

Lab equipment	5 years	1,000	1,000

		8,218	3,925

Less - accumulated depreciation		4,402	3,925

Property and equipment, net		$3,816	$-

Depreciation expense recorded for the three months ended March 31, 2017 and 2016 was $357 and $0, respectively.

For the six months ended March 31, 2017 and 2016 depreciation expense recorded was $477 and $0, respectively.

4.	STOCK-BASED COMPENSATION

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

As of March 31, 2017, a total of 13,524,212 options had been issued to employees and directors and 5,282,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three and six months ended March 31, 2017, the Company granted options to employees and directors to purchase 2,310,000 shares of common stock under the 2013 Plan. In addition, during the three and six months ended March 31, 2017, the Company granted options to consultants to purchase 105,000 and 205,000, respectively shares of common stock under the 2013 Plan. The options have terms ranging from 1 to 10 years, are subject to vesting terms over periods ranging up to 3 years and have exercise prices ranging from $0.60 to $0.65.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and six months ended March 31, 2017 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three and six months ended March 31, 2017; expected volatility, 76.57% - 119.44%, risk-free interest rate, 1.03% - 2.40%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 1 to 10 years.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the year ended September 30, 2015, the Company did not experience any forfeitures of stock options. During the year ended September 30, 2016 and the three and six months ended March 31, 2017, the Company experienced an insignificant number of forfeitures of stock options. Since the Company has a limited history of stock option forfeitures it continues to estimate the forfeiture rate of its outstanding stock options as zero, but will continually evaluate its historical data as a basis for determining expected forfeitures

Common Stock Options

Stock compensation activity under the 2013 Plan for the six months ended March 31, 2017 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	12,379,210	$0.33	6.4	$4,341,816
Awarded	2,515,000	$0.63	-	-
Exercised	(240,000)	$0.35	-	-
Forfeited/Cancelled	(150,000)	$0.40	-	-
Outstanding at March 31, 2017	14,504,210	$0.38	5.03	$3,876,689
Vested	10,571,654	$0.35	5.51	$3,236,700
Vested and expected to vest at March 31, 2017	14,504,210	$0.38	5.03	$3,876,689

As of March 31, 2017, 1,465,861 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $564,000 and $210,000, respectively. Of this amount during the three months ended March 31, 2017 and 2016, $192,000 and $114,000, respectively, was recorded to research and development expenses, and $372,000 and $96,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the six months ended March 31, 2017 and 2016 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $731,000 and $358,000, respectively. Of this amount during the three months ended March 31, 2017 and 2016, $228,000 and $168,000, respectively, was recorded to research and development expenses, and $503,000 and $190,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of March 31, 2017, there is approximately $1,300,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.98 years.

Restricted Stock

On February 3, 2017, the Company awarded 1,750,000 shares of Restricted Stock to members of the Board of Directors and management. The shares subject to this grant are awarded under the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest

On August 9, 2016, we entered into a consulting agreement with Acorn Management Partners, LLC (“Acorn”). In consideration of the services to be provided under and in accordance with the terms of the consulting agreement, we issued (i) 225,000 shares of Common Stock under our 2013 Stock Incentive Plan at an agreed upon value of $0.72 per share, which was the closing price of our common stock on August 9, 2016; and (ii) an option under our 2013 Stock Incentive Plan to purchase up to 375,000 shares of Common Stock at an exercise price of price of $0.72 per share, in each case to John R. Exley, Acorn’s Chief Executive Officer and the party designated by Acorn to receive its shares and option. The shares and option are subject to time-based vesting restrictions. Of the 225,000 shares of Common Stock granted to Mr. Exley, 75,000 vest 90 days from the date of the award, 75,000 vest 120 days from the date of the award and the remaining 75,000 shares are scheduled to vest 150 days from the date of the award. Of the stock options to purchase up to 375,000 shares of Common Stock awarded to Mr. Exley, 125,000 vest 90 days from the date of the award, 125,000 vest 120 days from the date of the award and the remaining 125,000 shares are scheduled to vest 150 days from the date of the award. The issuance and sale of the shares of Common Stock and option to Acorn has not been registered under the Securities Act, and such securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act based on the following facts: Acorn has represented that it is an accredited investor as defined in Regulation D promulgated under the Securities Act, that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, a distribution thereof in violation of applicable securities laws; that it understood that the securities would be issued as restricted securities and as a result, it must bear the economic risk of its investment in the securities for an indefinite period of time

Restricted stock activity under the 2013 Plan for the six months ended March 31, 2017 follows:

Restricted Stock Activity
Non Vested at October 1, 2016	225,000
Awarded	1,750,000
Vested	(225,000)
Forfeited	-
Non Vested at March 31, 2017	1,750,000

The weighted average restricted stock award date fair value information for the six months ended March 31, 2017 follows:

Weighted Average Restricted Stock Award
Non Vested at October 1, 2016	$0.72
Awarded	0.65
Vested	0.72
Forfeited	-
Non Vested at March 31, 2017	$0.65

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the three and six months ended March 31, 2017, compensation expense recorded for the restricted stock awards was approximately $141,000 and $249,000.

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

Restricted Stock activity for the six months ended March 31, 2017 and 2016 is as follows:

	2017	2016
Non Vested at October 1	2,000,000	150,000
Awarded	-	-
Vested	-	(150,000)
Forfeited	-	-
Non Vested at March 31, 2017	2,000,000	-

The weighted average restricted stock award date fair value information for the six months ended March 31, 2017 and 2016 follows:

	2017	2016
Non Vested at October 1, 2016	$0.39	$0.35
Awarded	-	-
Vested	-	0.35
Forfeited	-	-
Non Vested at March 31, 2017	$0.39	$-

For the three months ended March 31, 2017 and 2016, compensation expense recorded for the restricted stock awards was approximately $98,000 and $0, respectively. For the six months ended March 31, 2017 and 2016, compensation expense recorded for the restricted stock awards was approximately $195,000 and $53,000, respectively.

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

As of March 31, 2017 and September 30, 2016, principal amounts outstanding under the Notes amounted to $0.

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Convertible Debt Derivative Liability
Beginning balance at September 30, 2015	$335,092

Conversion of notes	(142,964)

Adjustments to estimated fair value	(192,128)

Ending balance at March 31, 2015	$-

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

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000 (the “MLSC Loan”). The loan originally bore interest at a rate of 10% per annum, and was originally scheduled to become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction (a “Qualified Sale”) or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period (a “Qualified Financing”). The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of March 31, 2017.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The allocation of funds to the warrants resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For the three months ended March 31, 2017 and 2016, approximately $16,600 and $2,800, respectively of the loan discount was accreted to interest expense. For the six months ended March 31, 2017 and 2016, approximately $22,100 and $5,500, respectively of the loan discount was accreted to interest expense. As of March 31, 2017 and September 30, 2016 the accreted balance of the MLSC Loan was $0 and $977,882, respectively.

On September 28, 2016, the Company and MLSC entered into that certain Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement (the “Amendment”). Under the terms of the Amendment, (i) interest on the MLSC Loan decreased from 10% per annum to 7% per annum beginning October 3, 2016; and (ii) the MLSC Loan became due and payable on the earlier of October 3, 2017 (the “Maturity Date”), the occurrence of a Corporate Event (which was defined as the occurrence of either a Qualified Sale or Qualified Financing), or the occurrence of a Default (as defined in the promissory note issued in connection with the MLSC Loan Agreement). In addition, under the terms of the Amendment, (a) beginning October 3, 2016, the Company began amortizing the principal and accrued interest under the MLSC Loan by making the first of 13 monthly payments of approximately $106,022, with the last payment scheduled to occur on the Maturity Date; and (b) the term “Qualified Financing” was defined to mean one or more financing transactions in which we receive, in a single transaction or series of transactions, cumulative net proceeds of not less than five million dollars ($5,000,000) at any time after October 3, 2016. As a result of the Amendment, the Company expected to reduce interest expenses that would otherwise be incurred under the MLSC Loan Agreement by approximately $232,000 due to the effect of the amortization payments and the lower 7% per annum interest rate. On February 24, 2017, the Company completed a registered direct offering with gross proceeds of approximately $6.1 million, which under the Amendment, qualified as a Corporate Event. On March 3, 2017 approximately $830,000 of the offering proceeds were used to satisfy our outstanding indebtedness to the MLSC under the MLSC Loan Agreement. As a result of the Amendment and the acceleration of the Company’s obligation to repay the MLSC Loan as a result of the offering, the Company reduced interest expenses that would otherwise be incurred under the MLSC Loan Agreement by approximately $250,000.

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

During the six months ended March 31, 2017, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s common stock, resulting in gross proceeds to the Company of $220,000.

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

The Company’s obligation to issue and sell the 2015 Shares and the Series D Warrants and the corresponding obligation of the 2015 Investors to purchase such 2015 Shares and Series D Warrants were subject to a number of conditions precedent including, but not limited to, the amendment of the Company’s Series A Warrants and Series C Warrants to delete certain of the anti-dilution provisions contained therein, as described in Note 8, 2014 Private Placement Financing, and other customary closing conditions. The conditions precedent were satisfied June 30, 2015 (the “Initial Closing Date”), and the Company conducted an initial closing (the “Initial Closing”) pursuant to which it sold and 19 of the 2015 Investors (the “Initial Investors”) purchased 13,936,367 Units at an aggregate purchase price of $3,066,000. On July 2, 2015, the Company conducted a second closing (the “Second Closing” and together with the Initial Closing, the “Closings”) pursuant to which it sold and one of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of $100,000.

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

During the three and six months ended March 31,2017, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 363,637 and 613,637, respectively shares of the Company’s Common stock resulting in gross proceeds to the Company of $90,909 and $153,409, respectively.

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

During the three and six months ended March 31, 2017, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 250,000 and 375,000, respectively, shares of the Company’s Common stock resulting in gross proceeds to the Company of $109,500 and $164,250, respectively.

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

11.	2017 REGISTERED DIRECT OFFERING

On September 30, 2016, the Company filed a registration statement with the SEC utilizing a “shelf” registration process, which was subsequently declared effective by the SEC on October 20, 2016 (such registration statement, the “Shelf Registration Statement”). Under the Shelf Registration Statement, the Company may offer and sell any combination of its Common Stock, warrants, debt securities, subscription rights, and/or units comprised of the foregoing to raise up to $50,000,000 in gross proceeds.

On February 20, 2017, the Company entered into Securities Purchase Agreement (the “2017 SPA”) with 6 accredited investors (collectively, the “2017 Investors”) providing for the issuance and sale by the Company to the 2017 Investors of an aggregate of 10,166,664 units at a purchase price of $0.60 per Unit in a registered offering (the “2017 Financing”). The securities comprising the units sold in the 2017 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and 0.55 of a Series F Warrant to purchase one share of Common Stock at an exercise price of $0.75 per share at any time prior to the fifth anniversary of the issuance date of the Series F Warrant subject to certain restrictions on exercise (the “2017 Warrants,” and the shares issuable upon exercise of the 2017 Warrants, collectively, the “2017 Warrant Shares”). The gross proceeds to Arch from the 2017 Financing, which closed on February 24, 2017, were approximately $6.1 million before deducting estimated offering expenses payable by the Company.

The number of shares of the Company’s Common Stock into which each of the Series F Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series F Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, at anytime during the term of the Series F Warrants, the Company may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by the Board of the Company. In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series F Warrant for an amount of cash equal to $0.18 for each share of Common Stock underlying the Series F Warrant.

As noted above in Note 7, on September 28, 2016, the Company and MLSC entered into the Amendment. Pursuant to this Amendment, the term “Qualified Financing” was defined to mean one or more financing transactions in which the Company received, in a single transaction or series of transactions, cumulative net proceeds of not less than five million dollars ($5,000,000) at any time after October 3, 2016. On March 3, 2017 approximately $830,000 of the offering proceeds were used to satisfy the Company’s outstanding indebtedness to MLSC under the MLSC Loan Agreement.

Common Stock

At February 24, 2017, the Closing Date of the 2017 Financing, the Company issued 10,166,664 shares of Common Stock.

Derivative Liabilities

The Company accounted for the Series F Warrants relating to the aforementioned 2017 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series F Warrant for an amount of cash equal to $0.18 for each share of Common Stock the underlying Series F Warrant are not classified within stockholders’ equity, they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the Closing Date, the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities were less than the total proceeds of the 2017 Financing of $6,099,998, the remaining proceeds of $3,103,888 were allocated to the Common Stock and additional paid in capital.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liability
Beginning balance at October 1, 2016	$-

Issuances	2,996,110

Adjustments to estimated fair value	(361,506)

Ending balance at March 31, 2017	$2,634,604

The derivative liabilities were valued as of February 24, 2017 and March 31, 2017 using the Black Scholes Model with the following assumptions:

	February 24, 2017	March 31, 2017
Closing price per share of common stock	$0.68	$0.61
Exercise price per share	$0.75	$0.75
Expected volatility	111.84%	110.79%
Risk-free interest rate	1.80%	1.93%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	5.00	4.88

12.	SUBSEQUENT EVENTS

The Company evaluated subsequent events from April 1, 2017 through May 1, 2017, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

Business Overview

We are a medical device company in the development stage. We have generated no revenues to date and are devoting substantially all of our operational efforts to the development of our core technology. We are developing a novel approach to stop bleeding (hemostasis) and control leaking (sealant) during surgery and trauma care. Arch is developing products based on an innovative self-assembling materials technology platform with the goal of making surgery and interventional care faster and safer for patients. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our plan and business model is to develop products that apply that core technology for use with bodily fluids and tissues.

Our flagship development stage product candidates, known collectively as the AC5 Devices™ (which we sometimes refer to as “AC5™”, “AC5 Surgical Hemostatic Device™”, “AC5 Surgical Hemostat™”, “AC5 Topical Hemostatic Device™”, or “AC5 Topical Hemostat™”), are being designed to achieve hemostasis during surgical, wound and interventional care. They rely on our self-assembling peptide technology and are being designed to achieve hemostasis in skin wounds and in minimally invasive and open surgical procedures. We intend to develop other product candidates based on our technology platform for use in a range of indications.

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

We believe that the Company has cash on hand to meet its anticipated cash requirements into the third quarter of Fiscal 2018. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in 2017, we may need to raise additional capital prior to the third quarter of Fiscal 2018. In addition, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the three months ended March 31, 2017, we had a net loss of $1,869,432 versus a net loss of $1,253,056 in the comparable period in the prior year. For the six months ended March 31, 2017, we had a net loss of $3,270,932 versus a net loss of $2,409,711 in the comparable period in the prior year. The losses for each of the three and six months ended March 31, 2017 and 2016 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application, general corporate legal expenses all of which were partially offset by adjustments to the derivative liabilities. Cash used in operating activities increased $1,099,485 during the six months ended March 31, 2017 to $3,430,336, compared to $2,330,851 for the six months ended March 31, 2016. Cash at March 31, 2017 increased by $2,193,834 to $7,230,310 compared to $5,036,476 as of September 30, 2016.

Recent Developments

On February 2, 2017, the Company announced that the U.S. Patent and Trademark Office has issued a broad method-of-use patent for products that contain self-assembling peptidomimetics (U.S. Patent number 9,511,113). The patent is assigned to the Massachusetts Institute of Technology (MIT) and Versitech Limited and is licensed exclusively to Arch. Peptidomimetics, which are synthetic molecules made at least partially from amino acids that do not occur in nature, can mimic peptide structure and function, with potentially more desirable characteristics.

On February 24, 2017, the Company closed the 2017 Financing. The gross proceeds to Arch from this offering were approximately $6.1 million before deducting estimated offering expenses payable by the Company. The 2017 Financing consisted of the sale of 10,166,664 units, each unit consisting of a share of the Company’s Common Stock and 0.55 of a Series F Warrant to purchase one share of our Common Stock for the combined purchase price of $0.60 per unit. The Series F Warrants have an exercise price of $0.75 per share and are exercisable for a period of five years.

On March 3, 2017, approximately $830,000 of the proceeds from the 2017 Financing were used to satisfy our outstanding indebtedness to MLSC under the MLSC Loan Agreement that we entered into MLSC on September 30, 2013 and amended on September 28, 2016.

During the six months ended March 31, 2017, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $220,000, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 613,637 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $153,409 and Series E Warrants had been exercised on a cash basis for an aggregate issuance of 375,000 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $164,250.

During the six months ended March 31, 2017, 240,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 106,666 shares of the Company’s Common Stock.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	March 31,	March 31,	Increase
	2017	2016	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	1,494,204	868,433	625,771
Research and development	709,919	386,285	323,634
Loss from operations	(2,204,123)	(1,254,718)	949,405
Other income (expense)	334,691	1,662	333,029
Net loss	(1,869,432)	(1,253,056)	616,376

Revenue

We did not generate revenue in either of the three months ended March 31, 2017 and 2016.

General and Administrative Expense

General and administrative expenses during the three months ended March 31, 2017 were $1,494,204, an increase of $625,771 compared to $868,433 for the three months ended March 31, 2016. The increase in general and administrative expense is primarily attributable to non-cash, stock based compensation of approximately $471,000 and general and administrative staffing levels of approximately $171,000. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended March 31, 2017 was $709,919, an increase of $323,634 compared to $386,285 for the three months ended March 31, 2016. The increase in research and development expense is primarily attributable to an increase in non-cash, stock-based compensation of approximately $120,000, product development, and research and development staffing levels of approximately $131,000. Research and development expenses are expected to increase as a result of our plans for additional product development and clinical and regulatory programs.

Other Income (Expense)

Other income (expense) during the three months ended March 31, 2017 was 334,691, an increase of $333,029 compared to other income of $1,662 for the three months ended March 31, 2016. The increase in other income (expense) is attributed to an adjustment to the fair value of the derivative liability and a decrease to interest.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

	March 31,	March 31,	Increase
	2017	2016	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	2,520,847	1,733,946	786,901
Research and development	1,059,206	800,288	258,918
Loss from operations	(3,580,053)	(2,534,234)	1,045,819
Other income (expense)	309,121	124,523	184,598
Net loss	(3,270,932)	(2,409,711)	861,221

Revenue

We did not generate revenue in either of the six months ended March 31, 2017 and 2016.

General and Administrative Expense

General and administrative expenses during the six months ended March 31, 2017 were $2,520,847, an increase of $786,901 compared to $1,733,946 for the six months ended March 31, 2016. The increase in general and administrative expense is primarily attributable to non-cash, stock based compensation of approximately $545,000 and general and administrative staffing levels of approximately $188,000. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the six months ended March 31, 2017 was $1,059,206 an increase of $258,918 compared to $800,288 for the six months ended March 31, 2016. The increase in research and development expense is primarily attributable to an increase in stock-based compensation of approximately $110,000, product development, and research and development staffing levels of approximately $161,000. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income (Expense)

Other income (expense) during the six months ended March 31, 2017 was $309,121, an increase of $184,598 compared to other income of $124,523 for the six months ended March 31, 2016. The increase in other income (expense) is attributed to an adjustment to the fair value of the derivative liability and a decrease to interest.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At March 31, 2017, we had cash of $7,230,310 and positive working capital of $7,243,817.

Cash Used in Operating Activities

Working Capital

At March 31, 2017, we had total current assets of $7,575,540 (including cash of $7,230,310) and working capital of $7,206,582. Our working capital as of March 31, 2017 and September 30, 2016 is summarized as follows:

	March 31,	September 30,
	2017	2016
Total Current Assets	$7,575,540	$5,144,260
Total Current Liabilities	362,774	1,878,780
Working Capital	$7,206,582	$3,265,480

Total current assets as of March 31, 2017 were $7,575,540, an increase of $2,431,280 compared to $5,144,260 as of September 30, 2016. The increase in current assets is primarily attributable to proceeds of approximately $6,100,000 from the issuance of Common Stock and proceeds from the exercise of stock warrants, partially offset by general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of March 31, 2017 and September 30, 2016 were comprised primarily of cash, prepaid expenses and other current assets.

Total current liabilities as of March 31, 2017 were $362,774, a decrease of $1,516,006 compared to $1,878,780 as of September 30, 2016. The decrease is primarily due to payment of approximately $1,200,000 of principal and interest under the note payable to MLSC (“Note Payable”) and accrued interest. Our total current liabilities as of March 31, 2017 were comprised of accounts payable and accrued expenses. For the period ended and September 30, 2016 were comprised of accounts payable, accrued expenses, and the Note Payable and accrued interest.

Cash Flow for the Six Months Ended

	March 31,	March 31,
	2017	2016
Cash Used in Operating Activities	$(3,408,218)	$(2,330,851)
Cash Used in Investing Activities	(4,293)	-
Cash Provided by Financing Activities	5,606,345	40,000
Net increase (decrease) in cash	$2,193,834	$(2,290,851)

Cash Used in Operating Activities

Cash used in operating activities increased $1,077,367 to $3,408,218 during the six months ended March 31, 2017 compared to $2,330,851 during the six months ended March 31, 2016. The increase was primarily due to an increase in general and administrative expense including increased intellectual property costs, corporate legal costs, research and development expenses incurred in connection with activities to develop our primary product candidate and payment of accrued interest to MLSC.

Cash Used in Investing Activities

Cash used in investing activities increased $4,293 to $4,293 for the purchase of computer equipment, during the six months ended March 31, 2017, compared to $0 during the six months ended March 31, 2016.

Cash Provided by Financing Activities

Cash provided by financing activities increased $5,566,345 to $5,606,345 during the six months ended March 31, 2017, compared to $40,000 during the six months ended March 31, 2016. For the six months ended March 31, 2017, the cash provided by financing resulted from proceeds received of $6,068,686 from the issuance of Common Stock and warrants in the 2017 Financing, $220,000 from the exercise of Series A Warrants to purchase 1,100,000 shares of our Common Stock, proceeds received of $153,409 from the exercise of the Series D Warrants to purchase 613,637 shares of our Common Stock and proceeds received of $164,250 from the exercise of the Series E Warrants to purchase 375,000 shares of our Common Stock. The proceeds were partially offset by the payment of $1,000,000 of principal of the Company’s Note Payable.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of May 1, 2017 we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of Fiscal 2018. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in 2017, we may need to raise additional capital prior to the third quarter of Fiscal 2018. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2017 SPA restricting our ability to (i) enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock until May 25, 2017, and (ii) effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs. In addition, as described in greater detail under the Risk Factor entitled “The terms of the 2017 Financing could impose additional challenges on our ability to raise funding in the future,” included in this Quarterly Report on Form 10-Q, the 2017 SPA impose certain restrictions on our ability to issue equity or debt securities.

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The Company anticipates that it will have enough cash on hand into the third quarter of fiscal 2018, however, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2017, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

ASU 2014-12, “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued by the FASB in June 2014. ASU 2014-12 requires that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for public business entities for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-12 during our first quarter of fiscal year 2017, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2017, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of May 1, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of Fiscal 2018, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in 2017, we may need to raise additional capital prior to the third quarter of Fiscal 2018. In any event, during or prior to the third quarter of Fiscal 2018, we will need to obtain additional cash to continue operations and fund our planned future operations, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of May 1, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of Fiscal 2018.

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future, and we may never generate revenue or achieve or maintain profitability.

As noted above under the risk factor entitled “There is substantial doubt about our ability to continue as a going concern,” we are a development stage company with no commercial products. Consequently, we have incurred losses in each year since our inception and we expect that losses will continue to be incurred in the foreseeable future in the operation of our business. To date, we have financed our operations entirely through equity and debt investments by founders, other investors and third parties, and we expect to continue to rely on these sources of funding, to the extent available in the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs incurred in connection with both the closing of the Merger and complying with public company reporting and control obligations, and personnel expenses. We have devoted much of our operations to date to the research and development of our core technology, including selecting our initial product composition, conducting initial safety and other related tests, generating scale-up, reproducibility and manufacturing and formulation methods, conducting our initial clinical trial for AC5, and developing and protecting the intellectual property rights underlying our technology platform.

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

Based on our current operating expenses and working capital requirements, as of May 1, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of Fiscal 2018. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in 2017, we may need to raise additional capital prior to the third quarter of Fiscal 2018. In any event, during or prior to the third quarter of Fiscal 2018, we will need to obtain additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5 in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

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

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We have obtained research and development support through collaborative arrangements, such as the Project Agreement that we entered into with the National University of Ireland Galway (“NUIG”) on May 28, 2015, and we may continue to seek funding through additional collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all. In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the Securities Purchase Agreement that we entered into on February 20, 2017 (the “2017 SPA”) in connection with the registered direct financing that closed on February 24, 2017 (the “2017 Financing”). In particular, certain provisions within the 2017 SPA restrict our ability to (i) enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock until May 25, 2017, and (ii) effect or enter into an agreement to effect any issuance by us or any of our subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. These restrictions and provisions, which are discussed in greater detail below under the risk factor entitled “Our current and any future debt facilities or instruments may require us to use our limited capital to repay amounts owed and may impose limitations on our operations, which could negatively affect our business plans,” could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to additional covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. Finally, servicing the interest and principal repayment obligations under any debt facilities that we may enter into in the future could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

The terms of the 2017 Financing could impose additional challenges on our ability to raise funding in the future.

The 2017 SPA imposes certain restrictions on our ability to issue equity or debt securities. In particular, the 2017 SPA includes provisions restricting our ability to (i) enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock until May 25, 2017, and (ii) effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. As defined in the 2017 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

Our short operating history may hinder our ability to successfully meet our objectives.

We are a development stage company subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. Our operations to date have been primarily limited to organizing and staffing, developing and securing our technology and undertaking funding preclinical studies of our lead product candidates, and funding one clinical trial. We have not demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

Risks Related to the Development and Commercialization of our Product Candidates

Our business plan is dependent on the success of our flagship development stage product candidates, known collectively as the AC5 devices.

Our business is currently focused almost entirely on the development and commercialization of our flagship development stage product candidates, known collectively as the AC5 devices. Our reliance on the AC5 devices means that, if we are not able to obtain regulatory approvals and market acceptance of at least one of those product candidates, our chances for success will be significantly reduced. We are also less likely to withstand competitive pressures if any of our competitors develops and obtains regulatory approval or certification for similar products faster than we can or that is otherwise more attractive to the market than the AC5 devices. Our current dependence on the AC5 devices increases the risk that our business will fail if our development efforts for the AC5 devices experience delays or other obstacles or are otherwise not successful.

The Chemistry, Manufacturing and Control (“CMC”) process may be challenging.

Because of the complexity of our lead product candidates, the CMC process, including product scale-up activities, may be difficult to complete successfully within the parameters required by the FDA or its foreign counterparts. Peptide formulation optimization is particularly challenging, and any delays could negatively impact our ability to conduct clinical trials and our subsequent commercialization timeline. Furthermore, we have, and the third parties with whom we may establish relationships may also have, limited experience with attempting to commercialize a self-assembling peptide as a medical device, which increases the risks associated with completing the CMC process successfully, on time, or within the projected budget. Failure to complete the CMC process successfully would impact our ability to start a clinical trial and could severely limit the long-term viability of our business.

Our principal product candidates are inherently risky because they are based on novel technologies.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of the AC5 devices creates significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, pre-clinical in vitro and in vivo testing, government regulation and approval, third-party reimbursement and market acceptance. Our failure to overcome any one of those challenges could harm our operations, ability to complete additional clinical trials, and overall chances for success.

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

The development plan for our lead product candidates is based on our anticipation of pursuing the medical device regulatory pathway, and in February 2015 we received confirmation from The British Standards Institution (“BSI”), a Notified Body (which is a private commercial entity designated by the national government of an European Union (“EU”) member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements) in the EU, that AC5 fulfills the definition of a medical device within the EU and will be classified as such in consideration for CE mark designation. However, the FDA and other applicable foreign agencies, including European Competent Authorities, will have authority to finally determine the regulatory path for our product candidates in their jurisdictions. If the FDA or similar foreign agencies or intermediaries deem our product to be a member of a category other than a medical device, such as a drug or biologic, or impose additional requirements on our pre-clinical and clinical development than we presently anticipate, financing needs would increase, the timeline for product approval would lengthen, the program complexity and resource requirements world increase, and the probability of successfully commercializing a product would decrease. Any or all of those circumstances would materially adversely affect our business.

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

We have limited personnel with experience in medical device development and manufacturing, do not own or operate manufacturing facilities, and generally lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently intend to outsource all or most of the clinical and commercial manufacturing and packaging of our product candidates to third parties. However, we have not established long-term agreements with any third party manufacturers for the supply of any of our product candidates. There are a limited number of manufacturers that operate under cGMP regulations and that are capable of and willing to manufacture our lead product candidates utilizing the manufacturing methods that are required to produce our product candidates, and our product candidates will compete with other product candidates for access to qualified manufacturing facilities. If we have difficulty locating third party manufacturers to develop our product candidates for preclinical and clinical work, then our product development programs will experience delays and otherwise suffer. We may also be unable to enter into agreements for the commercial supply of products with third party manufacturers in the future, or may be unable to do so when needed or on acceptable terms. Any such events could materially harm our business.

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

The medical device, pharmaceutical and biotechnology industries are highly competitive. If our product candidates become available for commercial sale, we will compete in that competitive marketplace. There are several products on the market or in development that could be competitors with our lead product candidates. Further, most of our competitors have greater resources or capabilities and greater experience in the development, approval and commercialization of medical devices or other products than we do. We may not be able to compete successfully against them. We also compete for funding with other companies in our industry that are focused on discovering and developing novel improvements in surgical bleeding prevention.

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

Acceptance in the marketplace of our lead product candidates depends in part on our and our third party contractors’ ability to establish programs for the training of surgeons in the proper usage of those product candidates, which will require significant expenditure of resources. Convincing surgeons to dedicate the time and energy necessary to properly train to use new products and techniques is challenging, and we may not be successful in those efforts. If surgeons are not properly trained, they may ineffectively use our product candidates. Such misuse could result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us. Accordingly, even if our product candidates are superior to alternative treatments, our success will depend on our ability to gain and maintain market acceptance for those product candidates among certain select groups of the population and develop programs to effectively train them to use those products. If we fail to do so, we will not be able to generate revenue from product sales and our business, financial condition and results of operations will be adversely affected.

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

Risks Related to our Intellectual Property

If we are unable to obtain and maintain protection for our intellectual property rights, the value of our technology and products will be adversely affected

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. One of our licensed MIT European patents was recently opposed, however this patent was maintained in amended form following an administrative hearing. Both parties have appealed this decision. One of our licensed MIT Japanese patents was recently challenged in a Japanese court. The Japanese Court issued a decision to maintain the patent in its entirety. This decision can be appealed. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects.

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

As of April 10, 2017, we either own or license from others a number of U.S. patents, U.S. patent applications and international (PCT) patent applications with certain of our collaborators. The rights of our collaborators to these patents, patent applications and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

Our patent portfolio includes a total of 26 patents and pending applications in a total of nine jurisdictions assigned to Arch Biosurgery, Inc.  This portfolio covers self-assembling peptides and methods of use thereof, and includes ten patents that have been either allowed, issued or granted.

We have also entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (“MIT”) pursuant to which we have been granted exclusive rights under one portfolio of patents and non-exclusive rights under another portfolio of patents.  The portfolio exclusively licensed from MIT includes a total of 23 patents and pending applications in a total of nine jurisdictions, including sixteen patents that have been either allowed, issued or granted.

The portfolio non-exclusively licensed from MIT includes a number of PCT applications which have now entered the national and regional phases outside of the US, including eight patents that have been either allowed, issued or granted in four jurisdictions that expire between 2021 and 2027 (absent patent term extension).

If we lose certain intellectual property rights owned by third parties and licensed to us, our business could be materially harmed.

We have entered into certain in-license agreements with MIT and with certain other third parties, and may seek to enter into additional in-license agreements relating to other intellectual property rights in the future. To the extent we and our product candidates rely heavily on any such in-licensed intellectual property, we are subject to our and the counterparty’s compliance with the terms of such agreements in order to maintain those rights. Presently, we, our lead product candidates and our business plans are dependent on the patent and other intellectual property rights that are licensed to us under our license agreement with MIT. Although that agreement has a durational term through the life of the licensed patents, it also imposes certain diligence, capital raising, and other obligations on us, our breach of which could permit MIT to terminate the agreement. Further, we are responsible for all patent prosecution and maintenance fees under that agreement, and a failure to pay such fees on a timely basis could also entitle MIT to terminate the agreement. Any failure by us to satisfy our obligations under our license agreement with MIT or any other dispute or other issue relating to that agreement could cause us to lose some or all of our rights to use certain intellectual property that is material to our business and our lead products candidate, which would materially harm our product development efforts and could cause our business to fail.

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

If we issue additional shares in the future, including issuances of shares upon exercise of the Series F Warrants, Series E Warrants, the Series D Warrants, and the Series A Warrants, our existing stockholders will be diluted.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of May 1, 2017, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of May 1, 2017, up to 5,983,323 shares may be acquired upon the exercise of the Series E Warrants.

Similarly, in connection with our private placement financing that concluded on July 2, 2015 (the “2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of May 1, 2017, up to 10,338,026 shares may be acquired upon the exercise of the Series D Warrants.

Upon the closing of our private placement financing on February 4, 2014 (the “2014 Private Placement Financing”), we issued an aggregate of 11,400,000 shares of our Common Stock, which equaled approximately 16% of our currently issued and outstanding Common Stock on the date the 2014 Private Placement Financing closed. Upon the closing of the 2014 Private Placement Financing, we also issued three series of Warrants to acquire up to an additional 34,200,000 shares of our Common Stock at initial exercise prices ranging from $0.30 per share (the Series A Warrants), $0.35 per share (the Series B Warrants), and $0.40 per share (the Series C Warrants). On December 1, 2014, the Company entered into that certain Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock, dated as of December 1, 2014, with Cranshire pursuant to which, among other things, the exercise prices of the Series B Warrants and Series C Warrants were lowered to $0.20 per share. Following the December 1, 2014 amendment, (i) 4,000,000 shares underlying the Series B Warrants were exercised, and the remaining 7,400,000 expired unexercised on January 3, 2015 when the term of the Series B Warrants expired; and (ii) all 11,400,000 shares underlying the Series C Warrants were exercised prior to the expiration of the Series C Warrants at 5:00 p.m., New York time, on July 2, 2016. As a result of the conversion price of our Convertible Notes, the closing of the Notes Offering and the subsequent issuance of the Convertible Notes triggered the Anti-Dilution Provisions of the Series A Warrants, which in turn reduced the exercise price of the Series A Warrants to $0.20 per share and increased the aggregate number of shares issuable under the Series A Warrants by 5,700,000 shares (or fifty-percent (50%)) from 11,400,000 shares to 17,100,000 shares. As of May 1, 2017, up to 25,000 shares may be acquired upon the exercise of the Series A Warrants.

Additionally, as of May 1, 2017, 1,465,861 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 14,504,214 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.72 per share and with a weighted average exercise price of $0.38 per share, and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, the Series D Warrants granted in connection with the 2015 Private Placement Financing, and the Series A Warrants granted in connection with the 2014 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

In addition to capital raising activities, other possible business and financial uses for our authorized Common Stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of Common Stock, issuing shares of our Common Stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, compensating consultants by issuing shares or options to purchase shares of our Common Stock, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest. By way of example, on (i) August 9, 2016, we issued 225,000 shares of restricted stock and options to purchase up to an additional 375,000 shares of Common Stock at an exercise price of price of $0.72 per share in connection with our entrance into a consulting agreement with Acorn Management Partners, LLC (“Acorn”) in consideration of the services to be provided under and in accordance with the terms of such consulting agreement; and (ii) August 6, 2015, we issued an aggregate of 600,000 shares of restricted stock in connection with our entrance into separate consulting agreements with two investor relations firms, Excelsior Global Advisors LLC and Acorn, in each case in consideration of the services to be provided under and in accordance with the terms of each consulting agreement. Additionally, shares of Common Stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. We cannot provide assurances that any issuances of Common Stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our Common Stock. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our Common Stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Future sales of our Common Stock or rights to purchase Common Stock, or the perception that such sales could occur, could cause our stock price to fall.

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of May 1, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of Fiscal 2018. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of May 1, 2017, Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, Dr. Avtar Dhillon, the Chairman of our Board of Directors, and James R. Sulat, a director, beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 17.7% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

Item 6. Exhibits

Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.1	Securities Purchase Agreement		8-K	10.1	000-54986	02-21-2017

10.2	Form of Series F Warrants		8-K	10.2	000-54986	02-21-2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: May 2, 2017	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2017	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

