Form 10-Q
period 2017-06-30
Arch Therapeutics, Inc.
filed 2017-07-27
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 26, 2017, 150,769,042 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine months ended June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of June 30, 2017 (Unaudited) and September 30, 2016

	June 30, 2017 (Unaudited)	September 30, 2016
ASSETS
Current assets:
Cash	$6,168,501	$5,036,476
Prepaid expenses and other current assets	151,292	107,784
Total current assets	6,319,793	5,144,260

Long-term assets:
Property and equipment, net	3,458	-
Total long-term assets	3,458	-

Total assets	$6,323,251	$5,144,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$206,134	$374,896
Accrued expenses and other liabilities	164,184	299,487
Accrued interest	-	304,770
Note payable, net of unamortized discount	-	899,627
Total current liabilities	370,318	1,878,780

Long-term liabilities:
Long-term derivative liability	2,569,278	-
Note payable, net of unamortized discount and current portion	-	78,255
Accrued interest, net of current portion	-	26,230
Total long-term liabilities	2,569,278	104,485

Total liabilities	2,939,596	1,983,265

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 150,769,042 and 136,657,075 shares issued and outstanding as of June 30, 2017 and September 30, 2016, respectively	147,019	134,432
Additional paid-in capital	29,997,900	24,741,153
Accumulated deficit	(26,761,264)	(21,714,590)
Total stockholders’ equity	3,383,655	3,160,995

Total liabilities and stockholders' equity	$6,323,251	$5,144,260

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended June 30, 2017 and 2016

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	1,306,435	1,294,050	3,827,283	3,027,995
Research and development expenses	534,631	438,627	1,593,838	1,238,915
Total operating expenses	1,841,066	1,732,677	5,421,121	4,266,910

Operating loss	(1,841,066)	(1,732,677)	(5,421,121)	(4,266,910)

Other income (expense):
Decrease to fair value of derivative	65,326	-	426,832	192,128
Interest expense	-	(33,104)	(52,385)	(243,673)
Gain on conversion of debt	-	-	-	142,964
Total other income (expense)	65,326	(33,104)	374,447	91,419

Net loss	$(1,775,740)	$(1,765,781)	$(5,046,674)	$(4,175,491)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)
Weighted common shares - basic and diluted	147,019,042	120,999,849	140,924,128	113,031,986

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2017 and 2016

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Cash flows from operating activities:
Net loss	$(5,046,674)	$(4,175,491)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	835	-
Stock-based compensation	1,578,663	769,671
Noncash interest expense on notes payable	22,118	243,674
Issuance of restricted stock for services	162,000	52,500
Gain on conversion of debt	-	(142,964)
Decrease to fair value of derivative	(426,832)	(192,128)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(43,508)	(115,070)
Increase (decrease) in:
Accounts payable	(168,762)	21,301
Accrued expenses and other liabilities	(135,303)	(123,113)
Accrued interest	(331,000)	-
Net cash used in operating activities	(4,388,463)	(3,661,620)

Cash flows from investing activities:
Purchases of property and equipment	(4,293)	-
Net cash used in investing activities	(4,293)	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of financing costs	5,987,122	3,388,919
Proceeds from exercise of warrants	537,659	2,057,648
Payments on note payable	(1,000,000)	-
Net cash provided by financing activities	5,524,781	5,446,567

Net increase in cash	1,132,025	1,784,947

Cash, beginning of year	5,036,476	3,960,100

Cash, end of period	$6,168,501	$5,745,047

Non-cash financing activities
Conversion of 8% convertible notes and accrued interest to common stock	$-	$644,900
Exercise of stock options - cashless	$107	$-
Financing Costs on issuance of common stock and warrants	$-	$333,320
Warrant Derivative Liability	$2,996,110	$-
Cash paid for
Interest on Note	$361,268	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2016. There have been no material changes to our significant accounting policies during the nine months ended June 30, 2017.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2017 and September 30, 2016.

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

Deferred Offering Costs

Deferred Offering Costs consist of fees and expenses incurred in connection with the public offering and sale of the Company’s common stock, including legal, accounting, printing and other related expenses. These costs are netted against the proceeds received as a reduction to additional paid-in capital.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the nine month periods June 30, 2017 and 2016 there has not been any impairment of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of June 30, 2017 and September 30, 2016.

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

At June 30, 2017 and September 30, 2016, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, and convertible notes approximate fair value because of their short-term nature. The fair value of note payable, which is influenced by interest rates and the Company’s liquidity, approximates carrying value.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from July 1, 2017 and ending on July 26, 2017 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 12.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of June 30, 2017, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At June 30, 2017 and September 30, 2016, property and equipment consisted of:

	Estimated Useful Life	June 30, 2017	September 30, 2016

Computer equipment	3 years	$4,293	$-

Furniture and fixtures	5 years	2,925	2,925

Lab equipment	5 years	1,000	1,000

		8,218	3,925

Less - accumulated depreciation		4,760	3,925

Property and equipment, net		$3,458	$-

Depreciation expense recorded for the three months ended June 30, 2017 and 2016 was $357 and $0, respectively.

For the nine months ended June 30, 2017 and 2016 depreciation expense recorded was $835 and $0, respectively.

4.	STOCK-BASED COMPENSATION

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

As of June 30, 2017, a total of 13,524,212 options had been issued to employees and directors and 5,282,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three and nine months ended June 30, 2017, the Company granted options to employees and directors to purchase 0 and 2,310,000, respectively, shares of common stock under the 2013 Plan. In addition, during the three and nine months ended June 30, 2017, the Company granted options to consultants to purchase 0 and 205,000, respectively shares of common stock under the 2013 Plan. The options have terms ranging from 1 to 10 years, are subject to vesting terms over periods ranging up to 3 years and have exercise prices ranging from $0.60 to $0.65.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and nine months ended June 30, 2017 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three and nine months ended June 30, 2017; expected volatility, 72.26% - 119.44%, risk-free interest rate, 1.01% - 2.40%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 1 to 10 years.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the year ended September 30, 2015, the Company did not experience any forfeitures of stock options. During the year ended September 30, 2016 and the three and nine months ended June 30, 2017, the Company experienced an insignificant number of forfeitures of stock options. Since the Company has a limited history of stock option forfeitures it continues to estimate the forfeiture rate of its outstanding stock options as zero, but will continually evaluate its historical data as a basis for determining expected forfeitures

Common Stock Options

Stock compensation activity under the 2013 Plan for the nine months ended June 30, 2017 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	12,379,210	$0.33	6.4	$4,341,816
Awarded	2,515,000	$0.65	-	-
Exercised	(240,000)	$0.35	-	-
Forfeited/Cancelled	(150,000)	$0.40	-	-
Outstanding at June 30, 2017	14,504,210	$0.38	4.96	$3,290,979
Vested	11,230,022	$0.35	5.37	$2,869,896
Vested and expected to vest at June 30, 2017	14,504,210	$0.38	4.96	$3,290,979

As of June 30, 2017, 1,465,861 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2017 and 2016 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $326,000 and $349,000, respectively. Of this amount during the three months ended June 30, 2017 and 2016, $82,000 and $60,000, respectively, was recorded to research and development expenses, and $244,000 and $289,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the nine months ended June 30, 2017 and 2016 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1,058,000 and $708,000, respectively. Of this amount during the nine months ended June 30, 2017 and 2016, $289,000 and $228,000, respectively, was recorded to research and development expenses, and $769,000 and $480,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the nine months ended June 30, 2017, 240,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 106,666 shares of the Company’s Common Stock.

As of June 30, 2017, there is approximately $963,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.84 years.

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

Restricted stock activity under the 2013 Plan for the nine months ended June 30, 2017 follows:

Restricted Stock Activity
Non Vested at October 1, 2016	225,000
Awarded	1,750,000
Vested	(225,000)
Forfeited	-
Non Vested at June 30, 2017	1,750,000

The weighted average restricted stock award date fair value information for the nine months ended June 30, 2017 follows:

Weighted Average Restricted Stock Award
Non Vested at October 1, 2016	$0.72
Awarded	0.65
Vested	0.72
Forfeited	-
Non Vested at June 30, 2017	$0.65

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the three and nine months ended June 30, 2017, compensation expense recorded for the restricted stock awards was approximately $142,000 and $391,000.

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

Restricted Stock activity for the nine months ended June 30, 2017 and 2016 is as follows:

	2017	2016
Non Vested at October 1	2,000,000	150,000
Awarded	-	-
Vested	-	(150,000)
Forfeited	-	-
Non Vested at June 30, 2017	2,000,000	-

The weighted average restricted stock award date fair value information for the nine months ended June 30, 2017 and 2016 follows:

	2017	2016
Non Vested at October 1, 2016	$0.39	$0.35
Awarded	-	-
Vested	-	0.35
Forfeited	-	-
Non Vested at June 30, 2017	$0.39	$-

For the three months ended June 30, 2017 and 2016, compensation expense recorded for the restricted stock awards was approximately $97,000 and $98,000, respectively. For the nine months ended June 30, 2017 and 2016, compensation expense recorded for the restricted stock awards was approximately $292,000 and $114,500, respectively.

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

The Notes were originally due and payable on March 13, 2016 (the “Stated Maturity Date”) and they were not prepayable or redeemable by the Company prior to the stated maturity date. The Notes bore interest on the unpaid principal balance at a rate equal to eight percent (8.0%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum until either (a) converted into shares of the Company’s common stock, $0.001 par value per share (“Common Stock”) or (b) the outstanding principal and accrued interest on the Notes is paid in full by the Company. Interest on the Notes became due and payable upon their conversion or the Stated Maturity Date and could become due and payable upon the occurrence of an event of default under the Notes. The Notes contained customary events of default, which include, among other things, (i) the Company’s failure to pay other indebtedness of $100,000 or more within the specified cure period for such breach; (iii) the acceleration of the stated maturity of such indebtedness; (iii) the insolvency of the Company; and (iv) the receipt of final, non-appealable judgments in the aggregate amount of $100,000 or more.

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

During the three months ended June 30, 2016, $100,000 of Notes and $8,622 of accrued interest were converted into 543,111 shares of the Company’s Common Stock. During the nine months ended June 30, 2016, $605,000 of Notes and $39,900 of accrued interest were converted into 3,224,494 shares of the Company’s Common Stock. As of June 30, 2017 and September 30, 2016, principal amounts outstanding under the Notes amounted to $0.

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

As a result of the conversion of notes we recorded other income of $0 and $142,964 for the three and nine months ended June 30, 2016, respectively and due to the change in the estimated fair value of the derivative liability we recorded other income of $0 and $192,128 for the three and nine months ended June 30, 2016, respectively.

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

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000 (the “MLSC Loan”). The loan originally bore interest at a rate of 10% per annum, and was originally scheduled to become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction (a “Qualified Sale”) or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period (a “Qualified Financing”). The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of June 30, 2017.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The allocation of funds to the warrants resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For the three months ended June 30, 2017 and 2016, approximately $0 and $2,800, respectively of the loan discount was accreted to interest expense. For the nine months ended June 30, 2017 and 2016, approximately $22,100 and $8,300, respectively of the loan discount was accreted to interest expense. As of June 30, 2017 and September 30, 2016 the accreted balance of the MLSC Loan was $0 and $977,882, respectively.

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

During the nine months ended June 30, 2017, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s common stock, resulting in gross proceeds to the Company of $220,000.

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

During the nine months ended June 30,2017, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 613,637 shares of the Company’s Common stock resulting in gross proceeds to the Company of $153,409.

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

During the nine months ended June 30, 2017, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 375,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $164,250.

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

On February 20, 2017, the Company entered into Securities Purchase Agreement (the “2017 SPA”) with 6 accredited investors (collectively, the “2017 Investors”) providing for the issuance and sale by the Company to the 2017 Investors of an aggregate of 10,166,664 units at a purchase price of $0.60 per Unit in a registered offering (the “2017 Financing”). The securities comprising the units sold in the 2017 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and 0.55 of a Series F Warrant to purchase one share of Common Stock at an exercise price of $0.75 per share at any time prior to the fifth anniversary of the issuance date of the Series F Warrant subject to certain restrictions on exercise (the “2017 Warrants,” and the shares issuable upon exercise of the 2017 Warrants, collectively, the “2017 Warrant Shares”). The gross proceeds to Arch from the 2017 Financing, which closed on February 24, 2017, were approximately $6.1 million before deducting financing costs of approximately $112,000.

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

As of June 30, 2017, no Series F Warrants have been exercised.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities were less than the total proceeds of the 2017 Financing of $6,099,998, the remaining proceeds of $3,103,888 were allocated to the Common Stock and additional paid in capital. During the three and nine months ended June 30, 2017, $65,326 and $426,832 was recorded to Decrease to fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liability
Beginning balance at October 1, 2016	$-

Issuances	2,996,110

Adjustments to estimated fair value	(426,832)

Ending balance at June 30, 2017	$2,569,278

The derivative liabilities were valued as of February 24, 2017 and June 30, 2017 using the Black Scholes Model with the following assumptions:

	February 24, 2017	June 30, 2017
Closing price per share of common stock	$0.68	$0.60
Exercise price per share	$0.75	$0.75
Expected volatility	111.84%	109.77%
Risk-free interest rate	1.80%	1.89%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	5.00	4.63

12.	SUBSEQUENT EVENTS

The Company evaluated subsequent events from July 1, 2017 through July 26, 2017, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

Business Overview

We are a biotechnology company in the development stage. We have generated no revenues to date and are devoting substantially all of our operational efforts to the development of our core technology. We are developing a novel approach to stop bleeding (hemostasis), control leaking (sealant) and mange wounds during surgery, trauma and interventional care. Arch is developing products based on an innovative self-assembling barrier technology platform with the goal of making care faster and safer for patients. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our plan and business model is to develop products that apply that core technology for use with bodily fluids and tissues.

Our flagship development stage product candidates, known collectively as the AC5 Devices™ (which we sometimes refer to as “AC5™”, “AC5™ Topical Gel”, “AC5 Surgical Hemostatic Device™”, “AC5 Surgical Hemostat™”, “AC5 Topical Hemostatic Device™”, or “AC5 Topical Hemostat™”), are being designed to achieve hemostasis during surgical, wound and interventional care. They rely on our self-assembling peptide technology and are being designed to achieve hemostasis in skin wounds and in minimally invasive and open surgical procedures. We intend to develop other product candidates based on our technology platform for use in a range of indications.

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the three months ended June 30, 2017, we had a net loss of $1,775,740 versus a net loss of $1,765,781 in the comparable period in the prior year. For the nine months ended June 30, 2017, we had a net loss of $5,046,674 versus a net loss of $4,175,491 in the comparable period in the prior year. The losses for each of the three and nine months ended June 30, 2017 and 2016 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application, general corporate legal expenses all of which were partially offset by adjustments to the derivative liabilities. Cash used in operating activities increased $726,843 during the nine months ended June 30, 2017 to $4,388,463, compared to $3,661,620 for the nine months ended June 30, 2016. Cash at June 30, 2017 increased by $1,132,025 to $6,168,501 compared to $5,036,476 as of September 30, 2016.

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

During the nine months ended June 30, 2017, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $220,000, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 613,637 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $153,409 and Series E Warrants had been exercised on a cash basis for an aggregate issuance of 375,000 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $164,250.

During the nine months ended June 30, 2017, 240,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 106,666 shares of the Company’s Common Stock.

On July 25, 2017, the Company announced a 510(k) submission to the U.S. Food and Drug Administration (FDA) for its AC5™ Topical Gel. If the Company’s 510(k) application is cleared by the FDA, it is expected that the AC5™ Topical Gel will be used for external wounds. The Company is also working to scale up production and at the present time expects to have commercial product available in the second half of 2018. In the interim, the Company will continue to evaluate its commercialization options and it will provide further guidance as appropriate.

As previously disclosed, the Company still plans to seek regulatory approval to market other AC5™ products for internal use through the PMA process.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	June 30,	June 30,	Increase
	2017	2016	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	1,306,435	1,294,050	12,385
Research and development	534,631	438,627	96,004
Loss from operations	(1,841,066)	(1,732,677)	108,389
Other income (expense)	65,326	(33,104)	98,430
Net loss	(1,775,740)	(1,765,781)	9,959

Revenue

We did not generate revenue in either of the three months ended June 30, 2017 and 2016.

General and Administrative Expense

General and administrative expenses during the three months ended June 30, 2017 were $1,306,435, an increase of $12,385 compared to $1,294,050 for the three months ended June 30, 2016. The increase in general and administrative expense is primarily attributable to non-cash, stock based compensation and general and administrative staffing levels. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended June 30, 2017 was $534,631, an increase of $96,004 compared to $438,627 for the three months ended June 30, 2016. The increase in research and development expense is primarily attributable to an increase in non-cash, stock-based compensation, and product development. Research and development expenses are expected to increase as a result of our plans for additional product development and clinical and regulatory programs.

Other Income (Expense)

Other income (expense) during the three months ended June 30, 2017 was income of $65,326, an increase of $98,430 compared to other expense of $33,104 for the three months ended June 30, 2016. The increase in other income (expense) is attributed to an adjustment to the fair value of the derivative liability and a decrease to interest.

Nine months Ended June 30, 2017 Compared to Nine months Ended June 30, 2016

	June 30,	June 30,	Increase
	2017	2016	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	3,827,283	3,027,995	799,288
Research and development	1,593,838	1,238,195	355,643
Loss from operations	(5,421,121)	(4,266,910)	1,154,211
Other income (expense)	374,447	91,419	283,028
Net loss	(5,046,674)	(4,175,491)	871,183

Revenue

We did not generate revenue in either of the nine months ended June 30, 2017 and 2016.

General and Administrative Expense

General and administrative expenses during the nine months ended June 30, 2017 were $3,827,283, an increase of $799,288 compared to $3,027,995 for the nine months ended June 30, 2016. The increase in general and administrative expense is primarily attributable to non-cash, stock based compensation of approximately $640,000 and general and administrative staffing levels of approximately $95,000. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the nine months ended June 30, 2017 was $1,593,838 an increase of $355,643 compared to $1,238,195 for the nine months ended June 30, 2016. The increase in research and development expense is primarily attributable to an increase in stock-based compensation of approximately $168,000, product development, and research and development staffing levels of approximately $67,000. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income (Expense)

Other income (expense) during the nine months ended June 30, 2017 was income of $374,447, an increase of $283,028 compared to other income of $91,419 for the nine months ended June 30, 2016. The increase in other income (expense) is attributed to an adjustment to the fair value of the derivative liability, a decrease to interest and a decrease in the Gain on conversion of debt.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At June 30, 2017, we had cash of $6,168,501 and positive working capital of $5,949,475.

Cash Used in Operating Activities

Working Capital

At June 30, 2017, we had total current assets of $6,319,793 (including cash of $6,168,501) and working capital of $5,949,475. Our working capital as of June 30, 2017 and September 30, 2016 is summarized as follows:

	June 30,	September 30,
	2017	2016
Total Current Assets	$6,319,793	$5,144,260
Total Current Liabilities	370,318	1,878,780
Working Capital	$5,949,475	$3,265,480

Total current assets as of June 30, 2017 were $6,319,793, an increase of $1,175,533 compared to $5,144,260 as of September 30, 2016. The increase in current assets is primarily attributable to proceeds of approximately $6,100,000 from the issuance of Common Stock and proceeds from the exercise of stock warrants, partially offset by general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of June 30, 2017 and September 30, 2016 were comprised primarily of cash, prepaid expenses and other current assets.

Total current liabilities as of June 30, 2017 were $370,318, a decrease of $1,508,462 compared to $1,878,780 as of September 30, 2016. The decrease is primarily due to payment of approximately $1,200,000 of principal and interest under the note payable to MLSC (“Note Payable”) and accrued interest. Our total current liabilities as of June 30, 2017 were comprised of accounts payable and accrued expenses. For the period ended and September 30, 2016 were comprised of accounts payable, accrued expenses, and the Note Payable and accrued interest.

Cash Flow for the Nine months Ended

	June 30,	June 30,
	2017	2016
Cash Used in Operating Activities	$(4,388,463)	$(3,661,620)
Cash Used in Investing Activities	(4,293)	-
Cash Provided by Financing Activities	5,524,781	5,446,567
Net increase (decrease) in cash	$1,132,025	$(1,784,947)

Cash Used in Operating Activities

Cash used in operating activities increased $726,843 to $4,388,463 during the nine months ended June 30, 2017 compared to $3,661,620 during the nine months ended June 30, 2016. The increase was primarily due to an increase in general and administrative expense including increased intellectual property costs, corporate legal costs, research and development expenses incurred in connection with activities to develop our primary product candidate and payment of accrued interest to MLSC.

Cash Used in Investing Activities

Cash used in investing activities increased $4,293 to $4,293 for the purchase of computer equipment, during the nine months ended June 30, 2017, compared to $0 during the nine months ended June 30, 2016.

Cash Provided by Financing Activities

Cash provided by financing activities increased $78,214 to $5,524,781 during the nine months ended June 30, 2017, compared to $5,446,567 during the nine months ended June 30, 2016. For the nine months ended June 30, 2017, the cash provided by financing resulted from $5,987,122 from the issuance of Common Stock and warrants in the 2017 Financing, $220,000 from the exercise of Series A Warrants to purchase 1,100,000 shares of our Common Stock, $153,409 from the exercise of the Series D Warrants to purchase 613,637 shares of our Common Stock and $164,250 from the exercise of the Series E Warrants to purchase 375,000 shares of our Common Stock. The proceeds were partially offset by the payment of $1,000,000 of principal of the Company’s Note Payable. For the nine months ended June 30, 2016, the cash provided by financing resulted from $3,388,919 from the issuance of Common Stock and Warrants in the 2016 Private Placement Financing, $580,000 from the exercise of Series A Warrants to purchase 2,900,000 shares of our Common Stock, $680,000 from the exercise of the Series C Warrants to purchase 3,400,000 shares of our Common Stock and $797,648 from the exercise of the Series D Warrants to purchase 3,190,591 shares of our Common Stock.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of July 26, 2017 we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of Fiscal 2018. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in 2017, we may need to raise additional capital prior to the third quarter of Fiscal 2018. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The Company anticipates that it will have enough cash on hand into the third quarter of fiscal 2018, however, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2017, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2017, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of July 26, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of Fiscal 2018, depending upon additional input from EU and US regulatory authorities, as well as our potential for regulatory filing(s) and approval(s) in 2017, we may need to raise additional capital prior to the third quarter of Fiscal 2018. In any event, during or prior to the third quarter of Fiscal 2018, we will need to obtain additional cash to continue operations and fund our planned future operations, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular and as discussed in greater detail below under the risk factor entitled “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of July 26, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of Fiscal 2018.

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

Based on our current operating expenses and working capital requirements, as of July 26, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of Fiscal 2018. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in 2017, we may need to raise additional capital prior to the third quarter of Fiscal 2018. In any event, during or prior to the third quarter of Fiscal 2018, we will need to obtain additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5 in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

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

The 2017 SPA imposes certain restrictions on our ability to issue equity or debt securities. In particular, the 2017 SPA includes provisions restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. As of July 26, 2017 none of the lead investors have exercised or transferred any of their Series F Warrants. As defined in the 2017 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

Because of the complexity of our lead product candidates, the CMC process, including but not limited to product scale-up activities and cGMP manufacturing for human use, may be difficult to complete successfully within the parameters required by the FDA or its foreign counterparts. Peptide formulation optimization is particularly challenging, and any delays could negatively impact our ability to conduct clinical trials and our subsequent commercialization timeline. Furthermore, we have, and the third parties with whom we may establish relationships may also have, limited experience with attempting to commercialize a self-assembling peptide as a medical device, which increases the risks associated with completing the CMC process successfully, on time, or within the projected budget. Failure to complete the CMC process successfully would impact our ability to complete product development activities, such as conducting clinical trials and submitting applications for regulatory approval, which could affect the long-term viability of our business.

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

We are subject to extensive and dynamic medical device regulations outside of the United States, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.

In the European Union, we are required to comply with applicable medical device directives, including the Medical Devices Directive, and obtain CE Marking in order to market medical device products. The CE Mark is applied following approval from an independent notified body or declaration of conformity. As is the case in the United States, the process of obtaining marketing approval or clearance from comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

•	take a significant period of time;

•	require the expenditure of substantial resources;

•	involve rigorous pre-clinical and clinical testing;

•	require extensive post-marketing surveillance;

•	require changes to products; and

•	result in limitations on the indicated uses of products.

In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported. Most foreign countries possess medical devices regulations and require that they be applied to medical devices before they can be commercialized. There can be no assurance that we will receive the required approvals for our products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded existing regulations. Certain regulators are exhibiting less flexibility by requiring, for example, the collection of local preclinical and/or clinical data prior to approval. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect the global regulatory environment to continue to evolve, which could impact our ability to obtain future approvals for our products and increase the cost and time to obtain such approvals. By way of example, the European Union regulatory bodies recently finalized a new Medical Device Regulation (MDR). The MDR changes several aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device Identification (UDI).  We, and the Notified Bodies who will oversee compliance to the new MDR, face uncertainties in the upcoming years as the MDR is rolled out and enforced, creating risks in several areas, including the CE Marking process, data transparency and application review timetables.

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

The failure of any of our contract manufacturers to maintain high manufacturing standards could result in harm to clinical trial. participants or patients using the products. Such failure could also result in product liability claims, product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns or other problems that could seriously harm our business or profitability. Further, our contract manufacturers will be required to adhere to FDA and other applicable regulations relating to manufacturing practices. Those regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize in the future. The failure of our third party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval or other required certifications of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business, financial condition and operations.

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

In addition, our proprietary information, trade secrets and know-how are important components of our intellectual property rights. We seek to protect our proprietary information, trade secrets, know-how and confidential information, in part, with confidentiality agreements with our employees, corporate partners, outside scientific collaborators, sponsored researchers, consultants and other advisors. We also have invention or patent assignment agreements with our employees and certain consultants and advisors. If our employees or consultants breach those agreements, we may not have adequate remedies for any of those breaches. In addition, our proprietary information, trade secrets and know-how may otherwise become known to or be independently developed by others. Enforcing a claim that a party illegally obtained and/or for which a party is using our proprietary information, trade secrets and/or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time consuming litigation could be necessary to seek to enforce and determine the scope of our intellectual property rights, and failure to obtain or maintain protection thereof could adversely affect our competitive business position and results of operations

We do not have exclusive rights to certain intellectual property as our patent portfolio includes certain patents that are jointly owned with our collaborators and others that have been in-licensed on a non-exclusive basis.

As of July 18, 2017, we either own or license from others a number of U.S. patents, U.S. patent applications and international (PCT) patent applications with certain of our collaborators. The rights of our collaborators to these patents, patent applications and other compounds under the collaborations may in the future restrict our ability to further develop or generate revenues from those compounds except through the collaborations.

Our patent portfolio includes a total of 26 patents and pending applications in a total of nine jurisdictions assigned to Arch Biosurgery, Inc.  This portfolio covers self-assembling peptides and methods of use thereof, and includes 12 patents that have been either allowed, issued or granted.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of July 26, 2017, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of July 26, 2017, up to 5,983,323 shares may be acquired upon the exercise of the Series E Warrants.

Similarly, in connection with our private placement financing that concluded on July 2, 2015 (the “2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of July 26, 2017, up to 10,338,026 shares may be acquired upon the exercise of the Series D Warrants.

Upon the closing of our private placement financing on February 4, 2014 (the “2014 Private Placement Financing”), we issued an aggregate of 11,400,000 shares of our Common Stock, which equaled approximately 16% of our currently issued and outstanding Common Stock on the date the 2014 Private Placement Financing closed. Upon the closing of the 2014 Private Placement Financing, we also issued three series of Warrants to acquire up to an additional 34,200,000 shares of our Common Stock at initial exercise prices ranging from $0.30 per share (the Series A Warrants), $0.35 per share (the Series B Warrants), and $0.40 per share (the Series C Warrants). On December 1, 2014, the Company entered into that certain Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock, dated as of December 1, 2014, with Cranshire pursuant to which, among other things, the exercise prices of the Series B Warrants and Series C Warrants were lowered to $0.20 per share. Following the December 1, 2014 amendment, (i) 4,000,000 shares underlying the Series B Warrants were exercised, and the remaining 7,400,000 expired unexercised on January 3, 2015 when the term of the Series B Warrants expired; and (ii) all 11,400,000 shares underlying the Series C Warrants were exercised prior to the expiration of the Series C Warrants at 5:00 p.m., New York time, on July 2, 2016. As a result of the conversion price of our Convertible Notes, the closing of the Notes Offering and the subsequent issuance of the Convertible Notes triggered the Anti-Dilution Provisions of the Series A Warrants, which in turn reduced the exercise price of the Series A Warrants to $0.20 per share and increased the aggregate number of shares issuable under the Series A Warrants by 5,700,000 shares (or fifty-percent (50%)) from 11,400,000 shares to 17,100,000 shares. As of July 26, 2017, up to 25,000 shares may be acquired upon the exercise of the Series A Warrants.

Additionally, as of July 26, 2017, 1,180,861 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 14,219,210 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.72 per share and with a weighted average exercise price of $0.39 per share, and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, the Series D Warrants granted in connection with the 2015 Private Placement Financing, and the Series A Warrants granted in connection with the 2014 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of July 26, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of Fiscal 2018. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of July 26, 2017, Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, Dr. Avtar Dhillon, the Chairman of our Board of Directors, and James R. Sulat, a director, beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 17.7% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

ARCH THERAPEUTICS, INC.

Date: July 27, 2017	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2017	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)