Form 10-K
period 2017-09-30
Arch Therapeutics, Inc.
filed 2017-11-15
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The registrant met the “accelerated filer” requirements as of the end of its 2017 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of March 31, 2017) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2018 fiscal year and thus is eligible to check the “Smaller Reporting Company” box on the cover of this Form 10-K.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the average of the bid and asked price of such common equity, was approximately $78,000,000. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates.

As of November 14, 2017, 153,935,130 shares of the registrant’s common stock were outstanding.

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

Our Current Business

We are a biotechnology company in the development stage. We have generated no revenues to date and are devoting substantially all of our operational efforts to the development of our core technology. We are developing a novel approach to stop bleeding (“hemostasis”), control leaking (“sealant”) and manage wounds during surgery, trauma and interventional care. Arch is developing products based on an innovative self-assembling barrier technology platform with the goal of making care faster and safer for patients. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our plan and business model is to develop products that apply that core technology for use with bodily fluids and tissues.

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. As of November 14, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018. The Company will be required to raise additional capital in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

Our Core Technology

Our flagship development stage product candidates, known collectively as the AC5 Devices™ (which we sometimes refer to as “AC5™”, “AC5™ Topical Gel”, “AC5 Surgical Hemostatic Device™”, “AC5 Surgical Hemostat™”, “AC5 Topical Hemostatic Device™”, or “AC5 Topical Hemostat™”), are being designed to achieve hemostasis during surgical, wound and interventional care. They rely on our self-assembling peptide (“SAP”) technology and are being designed to achieve hemostasis in skin wounds and in minimally invasive and open surgical procedures. We intend to develop other product candidates based on our technology platform for use in a range of indications.

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

We believe that the results of early data from preclinical tests have shown quick and effective hemostasis with the use of AC5 relative to that reported with other types of hemostatic agents, and that time to hemostasis is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners”. Based on testing results to date, we believe that AC5 is biocompatible. Arch Therapeutics’ (Arch) technology has demonstrated hemostasis in liver and other organs in in vivo surgical models, including durable hemostasis within 15 seconds. SAP compositions have been tested in small animal organs (i.e. liver, skin, muscle, brain, eye, spine, spleen, arteries and veins). In mammalian vision models (severed hamster optic tract) and in our ocular tissue pilot studies, SAPs demonstrated biocompatibility and the ability to rapidly and reliably stop bleeding) and limit inflammation.

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

Clinical Development

In October 2016, we reported that we completed a single-center, randomized, single-blind prospective clinical study (NCT 02704104) of the AC5 Topical Hemostatic Device in skin lesion patients with bleeding wounds. This was the first study assessing the safety and performance of AC5 in humans. The objectives of the study were to evaluate the safety and performance of AC5 in patients scheduled to undergo excision of skin lesions on their trunk or upper limbs. The primary endpoint was safety throughout the surgical procedure and until the end of a 30-day follow-up period post procedure. Safety of the clinical investigation device was determined by monitoring for treatment related adverse events. The primary objective was met, as the safety outcomes of both the AC5 treatment group and the control group were similar. No serious adverse events were reported.

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

Preclinical Development

Previously, we completed the components of the planned preclinical program for AC5 that were required before we started our first human safety and performance trial, which was completed in 2016. We are focused on scale-up of selected manufacturing methods and formulation optimization. In parallel, we are continuing to conduct further in vivo and in vitro tests, while additional testing will continue after completion of manufacturing scale-up and formulation optimization steps and the clinical trial. Self-assembling peptide manufacturing and formulation optimization are challenging, and any delays could negatively impact anticipated clinical trial and subsequent commercialization timelines. In order to market and sell AC5 and other Arch planned products, successful human clinical trials, additional testing, and regulatory approvals and certifications will be required. A co-founding inventor of certain of our technology, Dr. Rutledge Ellis-Behnke, performed a significant portion of the early preclinical animal experimentation conducted on our technology. Some of the most significant findings from Dr. Ellis-Behnke’s studies have been published. Additionally, through collaboration with the National University of Ireland system, preclinical bench-top and animal studies have been performed in Dublin and Cork, Ireland. As a continuation of our commitment to our product development we entered into a collaboration agreement with National University of Ireland Galway (“NUIG”) in Galway, Ireland on May 28, 2015 (the “Project Agreement”). Pursuant to the Project Agreement, NUIG will provide, via the CÚRAM Centre for Research in Medical Devices (“CÚRAM”), which is a major national research center headquartered at NUIG established in January 2015 as part of a six-year grant from the Irish government, personnel, infrastructure support and grant funding in connection with a research program intended to facilitate the continued development of the Company’s core technology (the “Project”). Under the terms of the Project Agreement, which has a term that will end upon the earlier of the completion of the Project the sixth anniversary of the execution date of the Project Agreement, or termination by either party, we may contribute up to a maximum of two hundred and fifty thousand euro (€250,000) to the Project per year, and NUIG will match such funds at a 2:1 ratio using funds allocated to NUIG by Science Foundation Ireland’s (“SFI”) Research Centres Programme. In addition, while NUIG will initially retain ownership of all intellectual property developed in connection with the Project (collectively, “Project IP”), any such Project IP that was either based on or derived from our existing intellectual property (“Derivative IP”) will be assigned back to us for a nominal fee. For any Project IP that does not constitute Derivative IP (“Non-Derivative IP”), we will have a right of first negotiation for an exclusive license to such Non-Derivative IP on customary terms for agreements of that nature including royalties on net sales in the low single-digits, in each case subject to a grant-back to NUIG for research and academic purposes. We have also engaged, on a fee for service basis, several private third party facilities in the United States and abroad to perform certain preclinical bench-top and animal studies, which are often conducted with assistance from our scientific team, and we continue to engage third parties for such services as needed and as appropriate.

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

Our current and planned near-term activities are focused on manufacturing scale-up, formulation optimization, and other preclinical activities, and conducting further clinical trial testing of AC5. In its first clinical study for safety and performance, AC5 was demonstrated to be safe and to reduced TTH in wounds versus controls. Our clinical study also demonstrated that in a subgroup of 10 patients who were taking a prescribed antiplatelet medication, commonly known as a blood thinner, such as aspirin, AC5 had similar effects.

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

Regulatory

Medical Device Classification

In February of 2015, we announced that The British Standards Institution (“BSI”), a Notified Body (which is a private commercial entity designated by the national government of a European Union (“EU”) member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements) in the EU, confirmed that AC5 fulfills the definition of a medical device within the EU and will be classified as such in consideration for CE mark designation. The FDA and other regulatory authorities or related bodies separately determine the classification of AC5. The FDA also determined it to be a medical device. Generally, a product is a medical device if it requires neither metabolic nor chemical activity to achieve the desired effect. Furthermore, a medical device can achieve its desired effects without requiring a body (animal/human), whereas a drug or a biologic requires a body in order to operate. The AC5 mechanism of assembly into a barrier can occur outside of a body and is accordingly consistent with the medical device definition.

Medical devices in the EU and the U.S. are classified along a spectrum. Class III status, which is the higher-level classification for devices compared to Classes II and I, involves additional procedures and regulatory scrutiny of the product candidate to obtain approvals. AC5 could be regulated as either a Class III or a Class II medical device in these jurisdictions, depending upon the application, subject to the process for obtaining a CE mark in the EU and the premarketing authorization process in the U.S. It has been determined that our AC5™ Topical Gel used for external wounds will be a Class II medical device.

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

We completed the biocompatibility studies required to initiate our first human trial of AC5 in Western Europe. We will perform further biocompatibility testing that we deem necessary for additional indications, classifications, jurisdictions, and/or as required by regulatory authorities.

On August 15, 2016, we announced that the AC5 Topical Hemostatic Device met its primary and secondary endpoints in our first clinical trial for safety and performance. On October 31, 2016, the Company further announced that additional analysis of the subgroup of 10 patients who were taking a prescribed antiplatelet medication, commonly known as a blood thinner, such as aspirin, indicated that AC5 had similar effects for this subgroup. The Company plans to include data from this trial, as well as data available from the U.S. in a CE mark application that we currently intend to submit in 2018 and approval of which is required in order to market and commercialize AC5 as a medical device in Europe. We also expect to use this data in support of additional U.S. regulatory filings.

We expect that we will pursue approvals for use of AC5 as a hemostatic agent and wound care agent in surgical and dermatological settings, and we may also seek to obtain approvals for additional potential indications for use of the product, which we may pursue either opportunistically or once initial regulatory approval for the product is obtained.

Commercialization

Our commercialization plan for at least some of our product candidates could entail entering into one or more collaboration agreements or strategic partnerships. Based on our general approach and strategy of utilizing the expertise and resources of third party service providers and maintaining a relatively small internal team, we currently expect that we may pursue some degree of strategic collaborations or partnerships with third parties, which could include licensing arrangements, distribution and supply partnerships, engagement of external regulatory experts and/or marketing and sales teams, among other types of potential relationships. We presently believe that certain relationships could improve our ability to obtain regulatory approval for our product candidates and attain market acceptance for and profitable sales of those product candidates, and that our current and planned activities and milestones relating to AC5 are well-aligned with the needs of the market and potential partners and collaborators that may wish to enter or expand their presence in our target markets.

We envision the potential future customers in the marketplace for AC5 and any other hemostatic or sealant agent we may pursue will include surgeons and other doctors, government agencies such as the Department of Defense, hospital and operating room management and ambulance and other trauma specialists.

Plan of Operations

Our long-term business plan includes the following goals:

•	conducting required biocompatibility studies and, subsequently, additional clinical trials on AC5 and related products;

•	expanding and maintaining protection of our intellectual property portfolio;

•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 and related products in the EU, the U.S., and other jurisdictions as we may determine;

•	continuing or developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding as required to support the milestones described previously and our operations generally;

•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	further clinical development of our product platform;

•	pursue regulatory clearance for commercialization;

•	continue to expand and enhance our financial and operational reporting and controls;

•	seek commercial partnerships;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio;

•	obtain regulatory input into subsequent clinical trial designs;

•	assess our self-assembling peptide platforms in order to identify and select product candidates for advancement into development.

In addition to capital required for operating expenses, depending upon additional input from EU and US regulatory authorities, as well as the potential for additional regulatory filings and approvals during the next 2 years, additional capital, may be required.

The estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently anticipate, as of November 14, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018. We could spend our financial resources much faster than we expect, in which case our current funds may not be sufficient to operate our business for the entire duration of that period.

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

Commercially available products in the hemostasis field with which we would expect AC5 to compete if it obtains required regulatory approvals can cost between $50 and $500 per procedure, with the higher value added products generally priced at the upper end of that range. Production costs of many of those products are significant, as they may require biotechnology or plasma separation technologies to manufacture, and they may require ingredients or other materials that are expensive to obtain. We believe that, assuming receipt of required regulatory approvals, AC5 will be well positioned to compete against currently available products as a result of its broad applicability in various types of surgical settings and its features that address drawbacks seen in many available hemostatic agents. Furthermore, our planned use of a manufacturing method that we expect will be cost-effective compared to methods used to manufacture many currently available hemostatic products could enable any future sales to be made at competitive price points within the market range

Potential Disadvantages of AC5 Compared to the Competition

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

Research and Development Expenditures

Our research and development expenses to date have primarily included labor and third party consulting costs to develop our core technology and AC5. Research and development expense during the year ended September 30, 2017 was $2,094,795, an increase of $411,496 compared to $1,683,299 for the year ended September 30, 2016. We expect our research and development activities and expenses to increase significantly as we execute on our business plan and commence additional clinical trials.

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

Class III devices are those that are deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or that have a new intended use or use advanced technology that is not substantially equivalent to that of a legally marketed device. As a result of the intended use of AC5 and the novel technology on which is it based, we further anticipate that AC5 could be regulated as either a Class III or a Class II medical device in these jurisdictions, depending upon the application.

US Regulatory Approval Process

Products that are regulated as medical devices and that require review by the FDA are subject to either a premarket notification, also known as a 510(k), which must be submitted to the FDA for clearance, or a PMA application, which the FDA must approve prior to marketing in the U.S. The FDA will ultimately determine the appropriate regulatory path.

We believe that the products we are currently pursuing for internal use will require a PMA approval prior to commercialization. However, we believe that we may commercialize an initial product for external use after clearance through the 510(k) process. On July 25, 2017, we announced that we had made a 510(k) submission to FDA for our AC5™ Topical Gel. If our 510(k) application is cleared by the FDA, it is expected that the AC5™ Topical Gel will be used for external wounds.

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

We have not submitted to the FDA a PMA or commenced the required clinical trials for an internal use product, and we have not submitted a premarket notification. Even if we conduct successful preclinical and clinical studies and submit a PMA for an approval or premarket application for clearance, the FDA may not permit commercialization of AC5 for the desired internal use indications, on a timely basis, or at all. Our inability to achieve regulatory approval for AC5 in the U.S. for an internal use product, a large market for hemostatic products, would materially adversely affect our ability to grow our business.

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

CE Mark Approval Process

Approval Process

The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Recently, the EU has revised its rules and regulations and have implemented increasingly stringent requirements. In addition, each EU member state has implemented legislation applying these directives and standards at a national level. Many countries outside of the EU have also voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices, potentially increasing the time and cost necessary to potentially achieve an approval.

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

We currently anticipate filing our first CE mark application after receiving allowance of a 510(K) regulatory submission in the U.S. We have identified several potential countries through which we may pursue a CE mark for AC5.

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

As of October 27, 2017, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Three patent portfolios assigned to Arch Biosurgery, Inc. include a total of 27 patents and pending applications in a total of nine jurisdictions, including seven patents and pending applications in the US. These portfolios cover self-assembling peptides and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including four issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; and US 9,339,476) that expire between 2026 and 2034 (absent patent term extension), and one US application that has been allowed (US Application No. 15/156,020), as well as eight patents that have been either allowed, issued or granted in foreign jurisdictions.

We have also entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (“MIT”) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include a total of 23 patents and pending applications drawn to self-assembling peptides and methods of use thereof and self-assembling peptidomimetics and methods of use thereof in a total of nine jurisdictions. The portfolios include four issued US patents (US 9,511,113; US 9,084,837; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent patent term extension), as well as twelve patents that have been either allowed, issued or granted in foreign jurisdictions.

The three portfolios non-exclusively licensed from MIT include a number of US and foreign applications, including four issued US patents (US 7,449,180; US 7,846,891; US 7,713,923; and US 8,901,084) that expire between 2021 and 2027 (absent patent term extension), as well as four patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Employees

We presently have eight full-time employees and two part-time employees, and make extensive use of third party contractors, consultants, and advisors to perform many of our present activities. We expect to increase the number of our employees as we increase our operations.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of November 14, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018, depending upon additional input from EU and US regulatory authorities, as well as our potential for additional regulatory filing(s), approval(s) and allowance(s) in 2017 and 2018, we will need to raise additional capital prior to the fourth quarter of Fiscal 2018. In any event, during or prior to the fourth quarter of Fiscal 2018, we will need to obtain additional cash to continue operations and fund our planned future operations, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern.

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

Based on our current operating expenses and working capital requirements, as of November 14, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in Fiscal 2018 we may need to raise additional capital prior to the fourth quarter of Fiscal 2018. In any event, during or prior to the fourth quarter of Fiscal 2018, we will need to obtain additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5 in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

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

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We have obtained research and development support through collaborative arrangements, such as the Project Agreement that we entered into with the National University of Ireland Galway (“NUIG”) on May 28, 2015, and we may continue to seek funding through additional collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all. In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the Securities Purchase Agreement that we entered into on February 20, 2017 (the “2017 SPA”) in connection with the registered direct financing that closed on February 24, 2017 (the “2017 Financing”). In particular, certain provisions within the 2017 SPA restrict our ability to effect or enter into an agreement to effect any issuance by us or any of our subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. Finally, servicing the interest and principal repayment obligations under any debt facilities that we may enter into in the future could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

The terms of the 2017 Financing could impose additional challenges on our ability to raise funding in the future.

The 2017 SPA imposes certain restrictions on our ability to issue equity or debt securities. In particular, the 2017 SPA includes provisions restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. As of November 14, 2017, none of the lead investors have exercised or transferred any of their Series F Warrants. As defined in the 2017 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

If we are required or voluntarily decide to change manufacturers for commercial or other reasons, the FDA and any other applicable regulatory bodies would also require that we demonstrate structural and functional comparability between the same products manufactured by our current and any new manufacturer and may require comparability studies to be performed before qualifying such new manufacturer.

As noted above, we are dependent on third-party manufacturers, and this dependence exposes us to increased risks associated with delivery schedules, manufacturing capability, quality control, quality assurance and costs. Our contract manufacturers may not perform as agreed. If we are required to or voluntarily decide to find a new contract manufacturer, qualifying such new contract manufacturer may be expensive and time consuming since, among other things, the FDA and any other applicable regulatory bodies would also require that we demonstrate structural and functional comparability between the same products manufactured by our current and any new manufacturer and may require comparability studies to be performed before qualifying such new manufacturer. This qualification process may affect product availability, which may in turn adversely affect our business.

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

The development plan for our lead product candidates is based on our anticipation of pursuing the medical device regulatory pathway, and in February 2015 we received confirmation from The British Standards Institution (“BSI”), a Notified Body (which is a private commercial entity designated by the national government of a European Union (“EU”) member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements) in the EU, confirmed that AC5 fulfills the definition of a medical device within the EU and will be classified as such in consideration for CE mark designation. The FDA and other regulatory authorities or related bodies separately determine the classification of AC5. The FDA also determined our current product to be a medical device. If the FDA or similar foreign agencies or intermediaries deem our product to be a member of a category other than a medical device, such as a drug or biologic, or impose additional requirements on our pre-clinical and clinical development than we presently anticipate, financing needs would increase, the timeline for product approval would lengthen, the program complexity and resource requirements world increase, and the probability of successfully commercializing a product would decrease. Any or all of those circumstances would materially adversely affect our business.

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

Risks Related to our Intellectual Property

If we are unable to obtain and maintain protection for intellectual property rights that we own, seek, or have licensed from other parties, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Many of our owned or licensed patent applications are pending. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. Because our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business. Our licensed MIT European patent No. 1879606 was recently opposed; however, this patent was maintained in amended form following an administrative hearing. Both parties have appealed this decision. If the Opponents prevail in the appeal, European Patent No. 1879606 will be fully or partially invalidated, resulting in potential loss of rights. Our licensed MIT Japanese patent No. 5204646 was recently challenged in a Japanese court. The Japanese Court issued a decision in our favor to maintain the patent in its entirety. The Opponent has appealed the decision. If the Opponent prevails in the appeal, Japanese Patent No. 5204646 will be fully or partially invalidated, resulting in potential loss of rights. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects.

In addition, our proprietary information, trade secrets and know-how are important components of our intellectual property rights. We seek to protect our proprietary information, trade secrets, know-how and confidential information, in part, with confidentiality agreements with our employees, corporate partners, outside scientific collaborators, sponsored researchers, consultants and other advisors. We also have invention or patent assignment agreements with our employees and certain consultants and advisors. If our employees or consultants breach those agreements, we may not have adequate remedies for any of those breaches. In addition, our proprietary information, trade secrets and know-how may otherwise become known to or be independently developed by others. Enforcing a claim that a party illegally obtained and/or for which a party is using our proprietary information, trade secrets and/or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to defend, enforce and/or determine the scope of our intellectual property rights, and failure to obtain or maintain protection thereof could adversely affect our competitive business position and results of operations.

Many of our owned or licensed patent applications are pending, and our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis.

As of October 27, 2017, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Three patent portfolios assigned to Arch Biosurgery, Inc. include a total of 27 patents and pending applications in a total of nine jurisdictions, including seven patents and pending applications in the US. These portfolios cover self-assembling peptides and methods of use thereof, including four issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; and US 9,339,476) that expire between 2026 and 2034 (absent patent term extension), and one US application that has been allowed (US Application No. 15/156,020), as well as eight patents that have been either allowed, issued or granted in foreign jurisdictions.

We have also entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (“MIT”) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include a total of 23 patents and pending applications drawn to self-assembling peptides and methods of use thereof in a total of nine jurisdictions. The portfolios include four issued US patents (US 9,511,113; US 9,084,837; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent patent term extension), as well as twelve patents that have been either allowed, issued or granted in foreign jurisdictions.

The three portfolios non-exclusively licensed from MIT include a number of US and foreign applications, including four issued US patents (US 7,449,180; US 7,846,891; US 7,713,923; and US 8,901,084) that expire between 2021 and 2027 (absent patent term extension), as well as four patents that have been either allowed, issued or granted in foreign jurisdictions.

If we lose certain intellectual property rights owned by third parties and licensed to us, our business could be materially harmed.

We have entered into certain in-license agreements with MIT and with certain other third parties, and may seek to enter into additional in-license agreements relating to other intellectual property rights in the future. To the extent we and our product candidates rely heavily on any such in-licensed intellectual property, we are subject to our and the counterparty’s compliance with the terms of such agreements in order to maintain those rights. Presently, we, our lead product candidates and our business plans are dependent on the patent and other intellectual property rights that are licensed to us under our license agreement with MIT. Although that agreement has a durational term through the life of the licensed patents, it also imposes certain diligence, capital raising, and other obligations on us, our breach of which could permit MIT to terminate the agreement. Further, we are responsible for all patent prosecution and maintenance fees under that agreement, and a failure to pay such fees on a timely basis could also entitle MIT to terminate the agreement. Any failure by us to satisfy our obligations under our license agreement with MIT or any other dispute or other issue relating to that agreement could cause us to lose some or all of our rights to use certain intellectual property that is material to our business and our lead product candidates, which would materially harm our product development efforts and could cause our business to fail.

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

If we issue additional shares in the future, including issuances of shares upon exercise of the Series F Warrants, Series E Warrants, and/or the Series D Warrants, our existing stockholders will be diluted.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of November 14, 2017, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of November 14, 2017, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

Similarly, in connection with our private placement financing that concluded on July 2, 2015 (the “2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of November 14, 2017, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Additionally, as of November 14, 2017, 4,320,863 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 14,634,210 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.72 per share and with a weighted average exercise price of $0.39 per share, and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, and the Series D Warrants granted in connection with the 2015 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of November 14, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of November 14, 2017, Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, Dr. Avtar Dhillon, the Chairman of our Board of Directors, and James R. Sulat, a director, beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 18.0% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. In April 2015, we moved our corporate offices to a property in Framingham, Massachusetts. In July 2017, we entered into a three year operating lease commencing October 1, 2017 and ending on September 30, 2020 at our current location. We are obligated to pay annual rent of $38,400 during the first year, $39,600 during the second year and $42,000 during the third year. We believe our present offices are suitable for our current and planned near-term operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the OTCQB. Our Common Stock began quotation on the OTCBB and the OTCQB on June 27, 2013 and since that date has been primarily traded on the OTCQB. There was no trading of our Common Stock on the OTCBB, OTCQB or any other over-the-counter market prior to January 2, 2013. Although our Common Stock is currently quoted on the OTCQB, there is a limited trading market for our Common Stock and there have been few trades in our Common Stock to date. Because our Common Stock is thinly traded, any reported sale prices may not be a true market-based valuation of our Common Stock.

The table below sets forth reported high and low closing bid quotations for our Common Stock for the fiscal quarters indicated as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ending September 30, 2016
First Quarter ended December 31, 2015	$0.27	$0.17
Second Quarter ended March 31, 2016	$0.32	$0.18
Third Quarter ended June 30, 2016	$0.66	$0.34
Fourth Quarter ended September 30, 2016	$0.89	$0.55

Fiscal Year Ending September 30, 2017
First Quarter ended December 31, 2016	$0.66	$0.56
Second Quarter ended March 31, 2017	$0.78	$0.58
Third Quarter ended June 30, 2017	$0.60	$0.46
Fourth Quarter ended September 30, 2017	$0.86	$0.58

As of November 14, 2017, there were approximately 100 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent sales of unregistered securities

On August 9, 2016, we entered into a consulting agreement with an investor relations firm, Acorn Management Partners, LLC (“Acorn”). In consideration of the services to be provided under and in accordance with the terms of the consulting agreement, we issued (i) 225,000 shares of Common Stock under our 2013 Stock Incentive Plan at an agreed upon value of $0.72 per share, which was the closing price of our common stock on August 9, 2016; and (ii) an option under our 2013 Stock Incentive Plan to purchase up to 375,000 shares of Common Stock at an exercise price of price of $0.72 per share, in each case to John R. Exley, Acorn’s Chief Executive Officer and the party designated by Acorn to receive its shares and option. The shares and option are subject to time-based vesting restrictions. Of the 225,000 shares of Common Stock granted to Mr. Exley, 75,000 vest 90 days from the date of the award, 75,000 vest 120 days from the date of the award and the remaining 75,000 shares are scheduled to vest 150 days from the date of the award. During the year ended September 30, 2017, all 225,000 shares of Common Stock vested. Of the stock options to purchase up to 375,000 shares of Common Stock awarded to Mr. Exley, 125,000 vest 90 days from the date of the award, 125,000 vest 120 days from the date of the award and the remaining 125,000 shares are scheduled to vest 150 days from the date of the award. The issuance and sale of the shares of Common Stock and option to Acorn has not been registered under the Securities Act, and such securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act based on the following facts: Acorn has represented that it is an accredited investor as defined in Regulation D promulgated under the Securities Act, that it is acquiring the securities for investment only and not with a view towards, or for resale in connection with, a distribution thereof in violation of applicable securities laws; that it understood that the securities would be issued as restricted securities and as a result, it must bear the economic risk of its investment in the securities for an indefinite period of time.

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

Corporate Overview

Arch Therapeutics, Inc., (together with its subsidiary Arch Biosurgery, Inc., the “Company” or “Arch”) was incorporated under the laws of the State of Nevada on September 16, 2009, under the name “Almah, Inc.” to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, the Company completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company abandoned its prior business plan and changed its operations to the business of a biotechnology company. Our principal offices are located in Framingham, Massachusetts.

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the year ended September 30, 2017, we had a net loss of $7,788,856 versus a net loss of $5,992,370 in the comparable period in the prior year. The losses for each of the years ended September 30, 2017 and 2016 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application costs, general corporate legal expenses all of which were partially offset by adjustments to the derivative liabilities. Cash used in operating activities increased $869,221 during the year ended September 30, 2017 to $5,616,248, compared to $4,747,027 for the year ended September 30, 2016. Cash at September 30, 2017 increased by $957,576 to $5,994,052 compared to $5,036,476 as of September 30, 2016.

Business Overview

We are a biotechnology company in the development stage. We have generated no revenues to date and are devoting substantially all of our operational efforts to the development of our core technology. We are developing a novel approach to stop bleeding (hemostasis), control leaking (sealant) and manage wounds during surgery, trauma and interventional care. Arch is developing products based on an innovative self-assembling barrier technology platform with the goal of making care faster and safer for patients. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our plan and business model is to develop products that apply that core technology for use with bodily fluids and tissues.

Our flagship development stage product candidates, known collectively as the AC5 Devices™ (which we sometimes refer to as “AC5™”, “AC5™ Topical Gel”, “AC5 Surgical Hemostatic Device™”, “AC5 Surgical Hemostat™”, “AC5 Topical Hemostatic Device™”, or “AC5 Topical Hemostat™”), are being designed to achieve hemostasis during surgical, wound and interventional care. They rely on our self-assembling peptide (“SAP”) technology and are being designed to achieve hemostasis in skin wounds and in minimally invasive and open surgical procedures. We intend to develop other product candidates based on our technology platform for use in a range of indications.

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

In our first clinical study for safety and performance, AC5 was demonstrated to be safe and to reduced TTH in wounds versus controls. Our clinical study also demonstrated that in a subgroup of 10 patients who were taking a prescribed antiplatelet medication, commonly known as a blood thinner, such as aspirin, AC5 had similar effect. Arch Therapeutics’ (Arch) technology has demonstrated hemostasis in liver and other organs in in vivo surgical models, including durable hemostasis within 15 seconds. SAP compositions have been tested in small animal organs (i.e. liver, skin, muscle, brain, eye, spine, spleen, arteries and veins). In mammalian vision models (severed hamster optic tract) and in our ocular tissue pilot studies, SAPs demonstrated biocompatibility and the ability to rapidly and reliably stop bleeding) and limit inflammation.

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

Our long-term business plan includes the following goals:

•	conducting required biocompatibility studies and additional clinical trials on AC5 and related products;

•	expanding and maintaining protection of our intellectual property portfolio;

•	developing appropriate third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 and related products in the EU, the U.S., and other jurisdictions as we may determine;

•	continuing or developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding as required to support the milestones described previously and our operations generally;

•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	further clinical development of our product platform;

•	pursue regulatory clearance for commercialization;

•	continue to expand and enhance our financial and operational reporting and controls;

•	seek commercial partnerships;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio; and

•	obtain regulatory input into subsequent clinical trial designs;

•	assess our self-assembling peptide platforms in order to identify and select product candidates for advancement into development.

As of November 14, 2017, we believe that the Company has cash on hand to meet its anticipated cash requirements into the fourth quarter of Fiscal 2018. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval Fiscal 2018, we may need to raise additional capital prior to the fourth quarter of Fiscal 2018. In addition, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

On February 24, 2017, the Company closed a registered direct financing (the “2017 Financing”). The gross proceeds to Arch from this offering were approximately $6.1 million before deducting estimated offering expenses payable by the Company. The 2017 Financing consisted of the sale of 10,166,664 units, each unit consisting of a share of the Company’s Common Stock and 0.55 of a Series F Warrant to purchase one share of our Common Stock for the combined purchase price of $0.60 per unit, pursuant to a Securities Purchase Agreement that we entered into on February 20, 2017 (the “2017 SPA”). The Series F Warrants have an exercise price of $0.75 per share and are exercisable for a period of five years.

On March 3, 2017, approximately $830,000 of the proceeds from the 2017 Financing were used to satisfy our outstanding indebtedness to MLSC under the MLSC Loan Agreement that we entered into MLSC on September 30, 2013 and amended on September 28, 2016.

During the year ended September 30, 2017, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $220,000, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 1,750,001 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $437,500 and Series E Warrants had been exercised on a cash basis for an aggregate issuance of 2,128,741 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $932,388. In addition, 25,000 Series A Warrants had been exercised on a cashless basis for an aggregate issuance of 18,710 shares of the Company’s Common Stock. During the year ended September 30, 2017, 240,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 106,666 shares of the Company’s Common Stock. In addition, 15,000 stock options were exercised on a cash basis resulting in cash proceeds to the Company of $5,500.

On July 25, 2017, the Company announced a 510(k) submission to the U.S. Food and Drug Administration (FDA) for its AC5™ Topical Gel. If clearance in granted by the FDA for the 510(k), the AC5™ Topical Gel will be used for external wounds. The Company is also working to scale up production and at the present time expects to have commercial product available in the second half of 2018. In the interim, the Company will continue to evaluate its commercialization options and it will provide further guidance as appropriate.

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

Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

	September 30,	September 30,	Increase
	2017	2016	(Decrease)
Revenue	$-	$-	$-
Operating Expenses
General and Administrative	5,207,753	4,367,476	840,277
Research and Development	2,094,795	1,683,299	411,496
Loss from Operations	(7,302,548)	(6,050,775)	1,251,773
Other Income (Expense)	(486,308)	58,405	(544,713)
Net Loss	$(7,788,856)	$(5,992,370)	$1,796,486

Revenue

We did not generate any revenue in either of the years ended September 30, 2017 or 2016.

General and Administrative Expense

General and administrative expenses during the fiscal year ended September 30, 2017 were $5,207,753, an increase of $840,277 compared to $4,367,476 for the fiscal year ended September 30, 2016. The increase in general and administrative expense is primarily attributable to an increase in new hires, cost associated with preparation for attestation by the independent outside accounting firm of internal controls over financial reporting, and stock based compensation partially offset by reduced defense of patent and patent prosecution costs and the timing of costs associated with fundraising efforts relating to costs associated with the Company’s Shelf Registration. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the fiscal year ended September 30, 2017 was $2,094,795, an increase of $411,496 compared to $1,683,299 for the fiscal year ended September 30, 2016. The increase in research and development expense is primarily attributable to an increase in new hires, product and development costs, preparation of regulatory filings and stock based compensation. These were partially offset by the costs of the clinical trial in fiscal year 2016. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income/(Expense)

Other expense during the year ended September 30, 2017 was $486,308, a decrease of $544,713 compared to total other income of $58,405 for the year ended September 30, 2016. The decrease in other income/(expense) was the result of the change in derivative liabilities and a decrease in interest expense due to the payment in full of the note payable.

Liquidity and Capital Resources

Working Capital

At September 30, 2017, we had total current assets of $6,079,395 (including cash of $5,994,052) and working capital of $5,645,864. Our working capital as of September 30, 2017 and September 30, 2016 is summarized as follows:

	September 30,	September 30,
	2017	2016
Total Current Assets	$6,079,395	$5,144,260
Total Current Liabilities	433,531	1,878,780
Working Capital	$5,645,864	$3,265,480

Total current assets as of September 30, 2017 were $6,079,395, an increase of $935,135 compared to $5,144,260 as of September 30, 2016. The increase in current assets is primarily attributable to proceeds received from the 2017 Financing and the exercise of Series A, Series D Warrants and Series E Warrants partially offset by general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of September 30, 2017 and September 30, 2016 were comprised primarily of cash, prepaid expenses and other current assets.

Total current liabilities as of September 30, 2017 were $433,531, a decrease of $1,445,249 compared to $1,878,780 as of September 30, 2016. The decrease is primarily due to the payment of the note payable and accrued interest. Our total current liabilities as of September 30, 2017 were comprised of accounts payable and accrued expenses. Our total current liabilities as of September 30, 2016 were comprised of accounts payable, accrued expenses, the current portion of the note payable and accrued interest.

Cash Flow

	September 30,	September 30,
	2017	2016
Cash Used in Operating Activities	$(5,616,248)	$(4,747,027)
Cash Used in Investing Activities	(8,686)	-
Cash Provided by Financing Activities	6,582,510	5,823,403
Net increase in cash and cash equivalents	$957,576	$1,076,376

Cash Used in Operating Activities

Cash used in operating activities increased $869,221 during the year ended September 30, 2017 to $5,616,248, compared to $4,747,027 during the year ended September 30, 2016. The increase was primarily due to an increase in general and administrative expense primarily attributable to increased intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

Cash used in investing activities increased $8,686 to $8,686 due to the purchase of computer equipment, during the year ended September 30, 2017, compared to $0 during the year ended September 30, 2016.

Cash Provided by Financing Activities

Cash provided by financing activities increased $759,107 to $6,582,510 during the year ended September 30, 2017, compared to $5,823,403 during the year ended September 30, 2016. For the year ended September 30, 2017, the cash provided by financing resulted from net proceeds received of $5,987,122 from 2017 Financing to purchase 10,166,664 shares of our common stock and Series F Warrants to purchase 5,591,664 shares of Common Stock, from the $220,000 in proceeds received from the exercise of Series A Warrants to purchase 1,100,000 shares of our Common Stock, proceeds received of $437,500 from the exercise of the Series D Warrants to purchase 1,750,001 shares of our Common Stock, and proceeds received of $932,389 from the exercise of the Series E Warrants to purchase 2,128,741 shares of our Common Stock In addition proceeds received of $5,500 from the exercise of stock options for 15,000 shares of our Common Stock. The proceeds were partially offset by the payment of $1,000,000 of principal of the Company’s Note Payable. For the year ended September 30, 2016, the cash provided by financing resulted from net proceeds received of $3,114,654 from 2016 Private Placement Financing to purchase 9,418,334 shares of our common stock and Series E Warrants to purchase 7,063,748 shares of Common Stock, from the $860,000 in proceeds received from the exercise of Series A Warrants to purchase 4,300,000 shares of our Common Stock, proceeds received of $680,000 from the exercise of the Series C Warrants to purchase 3,400,000 shares of our Common Stock, proceeds received of $859,773 from the exercise of the Series D Warrants to purchase 3,439,091 shares of our Common Stock, and proceeds received of $308,976 from the exercise of the Series E Warrants to purchase 705,425 shares of our Common Stock.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of November 14, 2017, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in Fiscal 2018, we may need to raise additional capital prior to the fourth quarter of Fiscal 2018. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2017 SPA restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs. In addition, as described in greater detail under the Risk Factor entitled “The terms of the 2017 Financing could impose additional challenges on our ability to raise funding in the future,” included in this Annual Report on Form 10-K, the 2017 SPA imposes certain restrictions on our ability to issue equity or debt securities.

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The Company anticipates that it will have enough cash on hand into the fourth quarter of fiscal 2018, however, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2017, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary should operations discontinue.

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

Basis of Presentation

The audited consolidated financial statements presented with this Form 10-K include the accounts of Arch Therapeutics, Inc. and its wholly owned subsidiary, Arch Biosurgery, Inc. a biotechnology company. All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value Measurements

We measure both financial and nonfinancial assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, including those that are recognized or disclosed in the financial statements at fair value on a recurring basis. The standard created a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect our own views about the assumptions market participants would use in pricing the asset or liability.

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

ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to ‘Continue as a Going Concern” was issued by the FASB in August 2014. The primary purpose of the ASU is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted ASU 2014-15 during our first quarter of fiscal year 2017, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods

ASU 2014-12, “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued by the FASB in June 2014. ASU 2014-12 requires that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for public business entities for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-12 during the first quarter of fiscal year 2017, which had no impact on our financial statements, and will apply the new guidance in future periods.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2017, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Independent Registered Public Accounting Firm

Moody, Famiglietti & Andronico LLP, the independent registered public accounting firm that audited and reported on our consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of September 30, 2017, and has issued an attestation report on the effectiveness of our internal control over financial reporting included herein.

Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Officer Since
Dr. Avtar Dhillon	Chairman of the Board of Directors	56	April 2013
James R. Sulat	Director	67	August 2015
Dr. Terrence W. Norchi	President, Chief Executive Officer and Director	52	April 2013
Richard E. Davis	Chief Financial Officer	59	July 2014

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Dr. Avtar Dhillon. Dr Dhillon is a successful entrepreneur who has been instrumental in founding and helping developing a number of companies including: Arch Therapeutics, where he has served as the Chairman of the Board since April 2013, OncoSec Biomedical (NASDAQ: ONCS) developing leading DNA-based intratumoral cancer immunotherapies, where he has been Chairman of the Board since inception in 2011; Inovio Pharmaceuticals (NASDAQ: INO) developing next-generation DNA based vaccines; Vitality Biopharma (OTCQB: VBIO) combining agriculture and biotech to study potential to ferment stevia as a health sugar substitute and subsequently developing cannabinoid pro-drugs using similar techniques and bioreactors, serving as Chairman since January 2012. Avtar, also serves as Chairman of the Board of Directors of Emerald Health Therapeutics (TSX.V: EMH) since April 2015. Avtar has more than 25 years of experience in building public life science companies organically and through mergers and acquisitions, leading innovation in scientific, engineering and farming enterprises, securing over US$100m government grants and NGO funding for his companies, and building dominant IP portfolios through partnering and negotiating transactions with small businesses and large multibillion dollar companies. He has collectively raised well over $500m in public equity in the past 10 years from US, Canadian, European and Asian institutions and high net worth individuals.

The former President & Chief Executive Officer from October 2001 to June 2009 of Inovio Pharmaceuticals, Inc. (NASDAQ: INO), he currently serves as the firm’s Chairman since September 2011, after serving as Executive Chairman from June 2009 to August 2011. During his tenure at Inovio, Avtar successfully led the turnaround of the company through restructuring and the acquisition of technology from several European and North American companies, including a merger with VGX Pharmaceuticals, to develop a vertically integrated DNA vaccine development company with one of the strongest development pipelines in the industry. He led multiple successful financings, raising more than US$400 million for the company, and concluded multiple big pharmaceutical and biotech licensing deals each valued at more than several hundred million dollars that included global pharma leaders Merck, Wyeth (now Pfizer), Roche, and Medimmune (an AstraZeneca wholly owned subsidiary).

Prior to joining Inovio, Avtar was vice president of MDS Capital Corp. (having nearly $1B Canadian under management), one of North America’s leading healthcare venture capital organizations. As a venture capitalist he successfully helped to build a number of life science companies and has been an influential and active member in the biotech community. Avtar completed B.Sc.(Honours) and M.D. degree at the University of British Columbia, and pursued his passion for building biotech companies, while he practiced family medicine for 12 years from June 1989 to December 2001.

In his role as founder and board member, Avtar has been involved in several early stage healthcare focused companies listed on the TSX and TSX-V that have successfully matured through advances in their development pipeline and subsequent M&A transactions. He was a founding board member of Sophiris Bio Inc. (NASDAQ: SPHS) and had maintained his board position until the company completed a $35 million financing with Warburg Pincus in November 2010. He was lead fund manager at MDS Capital Corp. in structuring, launching and funding Tekmira (now Arbutus NASDAQ: ABUS) and helped launch and fund Aspreva (acquired by Galenica Ltd. In 2007 for US$915M). As a consultant to Cardiome Pharmaceuticals ( NASDAQ; CRME, TSX: COM, formerly Nortran Pharmaceuticals), he was instrumental in restructuring of the company, lead several rounds of funding, and helped negotiate a licensing deal with Hoffman-La Roche Pharmaceuticals.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders beneficially owning more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors, and persons who beneficially own more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended September 30, 2017, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the fiscal years ended September 30, 2017 and September 30, 2016 for (i) our principal executive officer; (ii) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during our last completed fiscal year; and (iii) certain of our other executive officers, whose compensation is voluntarily provided.

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Bonus $	Stock Awards ($) (1)	Option Awards ($) (2)	All other Compensation ($)	Total ($)
Dr. Terrence W. Norchi	2017	350,000	97,500	422,500	357,435		1,227,435
President and Chief Executive Officer	2016	325,000	97,500	440,700	400,375	—	1,263,575

Richard E. Davis	2017	268,750	62,500	325,000	274,950		931,200
Chief Financial Officer	2016	265,625	62,500	40,170	48,045	—	416,340

(1)	Represents the aggregate grant date fair values of restricted stock awards granted during the fiscal year ended September 30, 2017.

(2)	Represents the aggregate grant date fair values of awards granted during the fiscal years ended September 30, 2017 and 2016 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by our executive officers. For information on the valuation assumptions with respect to option grants made during the fiscal years ended September 30, 2017 and 2016, refer to Note 10 “Stock-Based Compensation” in our consolidated financial statements included in this filing.

Employment Agreements with Named Executive Officers

Terrence W. Norchi

On June 25, 2013, we entered into an executive employment agreement with Dr. Terrence W. Norchi, our President and Chief Executive Officer and a member of our Board of Directors, which became effective as of June 26, 2013. Dr. Norchi’s employment agreement continues until terminated by Dr. Norchi, or us and provided for an initial annual base salary of $275,000, and eligibility to receive an annual cash bonus in an amount up to 30% of Dr. Norchi’s then-current annual base salary. In addition, Dr. Norchi’s employment agreement provides that his annual base salary will be reviewed from time to time in accordance with the established procedures of the Company for adjusting salaries for similarly situated employees. Annual bonuses are awarded at the sole discretion of our Board of Directors. If Dr. Norchi’s employment is terminated by us (unless such termination is “For Cause” (as defined in his employment agreement)), or by Dr. Norchi for “Good Reason” (as defined in his employment agreement), then Dr. Norchi, upon signing a release in favor of the Company, will be entitled to severance in an amount equal to 12 months of Dr. Norchi’s then-current annual base salary, payable in the form of salary continuation, plus, if Dr. Norchi elects and subject to certain other conditions, payment of Dr. Norchi’s premiums to continue his group health coverage under COBRA until the earlier of (i) 12 months following the date of such termination; or (ii) the date Dr. Norchi becomes covered under another employer’s health plan. In addition, Dr. Norchi’s employment agreement provides that, in the event of a change of control of the Company, termination by Dr. Norchi for Good Reason, termination by the Company for any reason other than For Cause, or termination as a result of Dr. Norchi’s death, all unvested shares under outstanding equity grants to Dr. Norchi, if any, shall automatically accelerate and become fully vested. On March 13, 2014, Mr. Norchi’s employment agreement was amended to increase his annual base salary to $325,000, retroactively effective as of February 1, 2014, and increase his cash bonus eligibility from 30% of his annual base salary to 35% of his annual base salary. In connection with the Board of Director’s annual review of Dr. Norchi’s base salary, Dr. Norchi’s annual base salary was increased to $425,000 effective July 1, 2017.

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

Richard E. Davis

On July 7, 2014, we entered into an executive employment agreement with Mr. Davis, our Chief Financial Officer and Treasurer. The agreement continues until terminated by us or by Mr. Davis. Pursuant to the terms of the agreement, Mr. Davis is entitled to an initial annual base salary of $200,000 and is eligible to receive an annual cash bonus in an amount of up to 25% of Mr. Davis’ then-current annual base salary. Annual bonuses are awarded at the sole discretion of our Board of Directors. In addition, Mr. Davis’ employment agreement provides that his annual base salary will be reviewed by the Board of Directors (or any committee thereof), with such input as it may request from the Company’s Chief Executive Officer, from time to time but at least on an annual basis, in accordance with the established procedures of the Company for adjusting salaries for similarly situated employees. If Mr. Davis’ employment is terminated by us at any time after August 7, 2014 (unless such termination is “For Cause” (as defined in his employment agreement)), or by Mr. Davis for “Good Reason” (as defined in his employment agreement), then Mr. Davis, upon signing a release in favor of the Company, would be entitled to severance in an amount equal to six months of Mr. Davis’ then-current annual base salary, payable in the form of salary continuation, plus, if Mr. Davis elects and subject to certain other conditions, payment of Mr. Davis’ premiums to continue his group health coverage under COBRA until the earlier of (i) 12 months following the date of such termination; or (ii) the date Mr. Davis becomes covered under another employer’s health plan. In addition, Mr. Davis’ employment agreement provides that, in the event of a change of control of the Company or his employment is terminated by the Company for any reason other than For Cause, all unvested shares under outstanding equity grants to Mr. Davis, if any, shall automatically accelerate and become fully vested. On July 27, 2015, Mr. Davis’s employment agreement was amended to increase his annual base salary by $50,000 to $250,000, retroactively effective as of July 1, 2015. In connection with the Board of Director’s annual review of Mr. Davis’ base salary, Mr. Davis’ annual base salary was increased to $325,000 effective July 1, 2017.

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

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the aggregate number of option and stock awards held by our named executive officers at September 30, 2017:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Dr. Terrence W. Norchi	500,000	-	(1)	0.35	03/22/2024
	366,660	33,340	(2)	0.19	01/21/2025
	273,650	81,350	(3)	0.28	08/17/2025
	729,172	520,828	(4)	0.39	05/02/2026
	257,292	392,708	(5)	0.65	02/02/2027
						1,130,000	(6)	915,300
						650,000	(7)	526,500

Richard E. Davis	500,000	-	(8)	0.22	07/06/2024
	458,340	41,660	(9)	0.19	01/21/2025
	134,900	40,100	(10)	0.28	08/17/2025
	87,500	62,500	(11)	0.39	05/02/2026
	197,919	302,081	(12)	0.65	02/02/2027
						103,000	(13)	83,430
						500,000	(14)	405,000

(1)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of March 23, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing April 23, 2015.

(2)	Represents an option to purchase 400,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2016.

(3)	Represents an option to purchase 355,000 shares of Common Stock with a grant date of August 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36 th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(4)	Represents an option to purchase 1,250,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(5)	Represents an option to purchase 650,000 shares of Common Stock granted on February 3, 2017. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant

(6)	Represents a stock award to receive 1,130,000 shares of Common Stock granted on May 3, 2016. 100% of the stock award becomes vested on May 3, 2018.

(7)	Represents a stock award to receive 650,000 shares of Common Stock granted on February 3, 2017. 100% of the stock award becomes vested on February 3, 2019.

(8)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of July 7, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.

(9)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2015.

(10)	Represents an option to purchase 175,000 shares of Common Stock with a grant date of August 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36 th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(11)	Represents an option to purchase 150,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(12)	Represents an option to purchase 500,000 shares of Common Stock granted on February 3, 2017. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(13)	Represents a stock award to receive 103,000 shares of Common Stock granted on May 3, 2016. 100% of the stock award becomes vested on May 3, 2018.

(14)	Represents a stock award to receive 500,000 shares of Common Stock granted on February 3, 2017. 100% of the stock award becomes vested on February 3, 2019.

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

The following table summarizes all compensation paid to our non-employee directors during the fiscal year ended September 30, 2017:

Director Compensation Table

	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All other Compensation ($)	Total ($)
Dr. Avtar Dhillon (3)	190,000	260,000	219,960	—	669,960
James R. Sulat (4)	50,000	130,000	109,980	—	289,980

(1)	The values listed represent the aggregate grant date fair values of restricted stock awards granted during the fiscal year ended September 30, 2017.

(2)	Represents the aggregate grant date fair values of awards granted during the fiscal year ended September 30, 2017 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by our non-employee directors. For information on the valuation assumptions with respect to option grants made during the fiscal years ended September 30, 2017, refer to Note 10 “Stock-Based Compensation” in our consolidated financial statements included in this filing.

(3)	The aggregate number of shares of Common Stock underlying option awards and stock awards outstanding as of September 30, 2017 held by Mr. Dhillon was 2,185,000 and 1,137,000, respectively.

(4)	Mr. Sulat was appointed as a member of the Board on August 19, 2015. The aggregate number of shares of Common Stock underlying option awards and stock awards outstanding as of September 30, 2017 held by Mr. Sulat was 560,000 and 230,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2013, our Board of Directors and the holders of a majority of our standing common stock approved and adopted the Arch Therapeutics, Inc. 2013 Stock Incentive Plan (the “Plan”). The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. As of September 30, 2017, the Plan has reserved 19,114,256 shares of our common stock for issuance thereunder in awards granted to employees, directors and/or consultants. The Plan provides that on the first business day of each fiscal year commencing with fiscal year 2013, the number of shares of our common stock reserved for issuance under the Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (i) 3,000,000 shares, (ii) 4% of the number of shares outstanding on the last day of our immediately preceding fiscal year, or (iii) such lesser number of shares as determined by the administrator of the Plan, which is currently our Board of Directors. As a result of that provision, as of October 1, 2017, the number of shares reserved for issuance under the Plan increased by 3,000,000 to 22,114,256. The following table provides information as of September 30, 2017 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	14,634,210	$0.39	1,320,863
Equity compensation plans not approved by security holders	—	—	—
Total	14,634,210	$0.39	1,320.863

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Arch Therapeutics, Inc., 235 Walnut St., Suite #6, Framingham, Massachusetts 01702. The information set forth in the table below is based on 153,935,130 shares of our Common Stock outstanding on November 14, 2017. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of November 14, 2017 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. The following table is presented after taking into account (a) the 4.9% ownership limitation (which may waived at the holder’s discretion, provided that such waiver will not become effective until the 61st day after delivery of such waiver notice) to which Tungsten III, LLC (“Tungsten”), an entity controlled by Michael Parker, is subject to under the terms of the Series D Warrants issued to Mr. Parker in the 2015 Private Placement Financing that concluded on July 2, 2015 and subsequently transferred to Tungsten; and (b) the 4.99% ownership limitation (which may be increased to 9.99% at the holder’s discretion, provided that such increase will not become effective until the 61st day after delivery of the notice in which the holder informs us of this increase) to which the investors in our 2016 private placement that closed on May 26, 2016 (the “2016 Private Placement Financing”) the 2017 Financing and their respective assignees are subject under the terms of the Series E Warrants issued in the 2016 Private Placement Financing and/or Series F Warrants issued in the 2017 Financing. As a result of the foregoing ownership limitations, the table below does not include any of the investors from the Private Placement Financings other than Mr. Parker.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5%+ Stockholders:
Twelve Pins Partners (2)	10,000,000	6.50%
Michael A. Parker (3)	9,911,667	6.44%
Directors and Executive Officers
Avtar Dhillon (4)	10,172,373	6.53%
Terrence Norchi (5)	15,531,368	9.94%
James R. Sulat (6)	2,335,143	1.51%
Richard E. Davis (7)	2,078,000	1.34%
Current Directors and Named Executive Officers as a Group (4 persons)	30,127,925	18.74%

Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of November 14, 2017, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

(1)	Except as otherwise indicated, we believe that each of the beneficial owners of the Common Stock listed previously, based on information furnished by such owners, has sole investment and voting power with respect to the shares listed as beneficially owned by such owner, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Dr. Norchi is the sole member of Twelve Pins Partners, LLC and has sole voting and investment control with respect to the shares it holds. Dr. Norchi disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(3)	Represents (i) 5,000,000 shares of Common Stock originally issued to Mr. Parker, an investor in the 2015 Private Placement Financing, and assigned in March 2016 to Tungsten, an entity controlled by Mr. Parker; (ii) 2,222,223 shares of Common Stock issued to an IRA held by Ms. Parker, Mr. Parker’s spouse with whom he resides, in connection with the 2016 Private Placement Financing and subsequently sold by the IRA to Ms. Parker in her personal capacity; (iii) 2,164,837 shares of Common Stock acquired by Mr. Parker in transactions unrelated to our private placement financings; and (iv) 524,607 shares of Common Stock acquired by Ms. Parker in transactions unrelated to our private placement financings. Excludes (a) 4,500,0000 shares of our Common Stock issuable upon the exercise of the Series D Warrant originally issued to Mr. Parker upon the Closing of the 2015 Private Placement Financing and subsequently assigned to Tungsten as a result of the ownership limitation that Tungsten is subject to under the terms of Tungsten’s Series D Warrant; and (b) 1,583,334 shares of Common Stock issuable upon exercise of Series E Warrants originally issued to Ms. Parker’s IRA in connection with the 2016 Private Placement Financing and subsequently assigned to Tungsten as a result of the ownership limitation that Tungsten is subject to under the terms of Tungsten’s Series E Warrant.

(4)	Represents (a) 8,297,373 shares of our Common Stock; and (b) 1,875,000 shares subject to options exercisable within 60 days after November 14, 2017.

(5)	Represents (a) 10,000,000 shares of our Common Stock held by Twelve Pins Partners, LLC, with respect to which Dr. Norchi holds sole voting and investment control; (b) 1,419,076 shares issued to Dr. Norchi upon the closing of the Merger in exchange for the cancellation of shares of Common Stock and convertible notes of ABS owned by him immediately prior to the closing of the Merger; (c) 1,130,000 shares of restricted stock granted to Dr. Norchi on May 3, 2016; (d) 650,000 shares of restricted stock granted to Dr. Norchi on February 3, 2017; and (e) 2,332,292 shares subject to options exercisable within 60 days after November 14, 2017. Dr. Norchi disclaims beneficial ownership of the securities held by Twelve Pins Partners, LLC except to the extent of his pecuniary interest therein.

(6)	Represents (a) 230,000 shares of our Common Stock directly held by Mr. Sulat; (b) 922,267 shares of our Common Stock held by the Keyes Sulat Revocable Trust; (c) 41,666 shares of our Common Stock held by the Brenna Keyes Sulat Irrevocable Trust; (d) 41,666 shares of our Common Stock held by the Nathaniel Keyes Sulat Irrevocable Trust; (e) a Series D Warrant exercisable for 454,546 shares of our Common Stock, a Series E Warrant exercisable for 83,333 shares of our Common Stock held and a Series F Warrant exercisable for 45,833 shares of our Common stock, in each case held by Keyes Sulat Revocable Trust; (f) a Series F Warrant exercisable for 22,916 shares of our Common stock held by the Brenna Keyes Sulat Irrevocable Trust; (g) a Series F Warrant exercisable for 22,916 shares of our Common stock held by the Nathaniel Keyes Sulat Irrevocable Trust; and (h) 470,000 shares subject to options exercisable within 60 days after November 14, 2017. Excludes 30,000 shares subject to an option granted to Mr. Sulat in his capacity as a consultant on June 18, 2013 that can only be exercised upon the earlier of (i) calendar year 2018, or (ii) a corporate transaction or change of control which also constitutes a “change in the ownership or effective control, or in the ownership of a substantial portion of the assets” within the meaning of Section 409A. Mr. Sulat disclaims beneficial ownership of the securities held by Keyes Sulat Revocable Trust, Brenna Keyes Sulat Irrevocable Trust and Nathaniel Keyes Sulat Irrevocable Trust except, in each case, to the extent of his pecuniary interest therein.

(7)	Represents (a) 103,000 shares our restricted Common Stock granted to Mr. Davis on May 3, 2016; (b) 500,000 shares our restricted Common Stock granted to Mr. Davis on February 3, 2017; and (b) 1,475,000 shares of our Common Stock subject to options exercisable within 60 days after November 14, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During fiscal years 2017 and 2016, other than with respect to matters relating to the Company’s compensation arrangements with its executive officers, there were no transactions between the Company or any of its subsidiaries and any “Related Person” (as that term is defined in Item 404 of Regulation S-K) that would be required to be reported pursuant to Item 404 of Regulation S-K other than the following:

James R. Sulat, who was appointed as a member of our Board of Directors on August 19, 2015, is a co-trustee of the Keyes Sulat Revocable Trust (the “Keyes Sulat Trust”), Brenna Keyes Sulat Irrevocable Trust (“BKS Trust”) and Nathaniel Keyes Sulat Irrevocable Trust (“NKS Trust”, and together with the Keyes Sulat Trust and BKS Trust, the “Trusts”). In exchange for a payment of (i) $100,000, the Keyes Sulat Trust received 454,546 shares of our Common Stock upon the Initial Closing of the 2015 Private Placement Financing on June 30, 2015, and a Series D Warrant exercisable for the same number of shares at an exercise price of $0.25; (ii) $40,000, the Keyes Sulat Trust received 111,111 shares of our Common Stock upon the closing of the 2016 Private Placement Financing on May 26, 2016, and a Series E Warrant exercisable for 83,333 shares at an exercise price of $0.4380; and (iii) $100,000, the Trusts received, in the aggregate, 166,655 shares of our Common Stock upon the closing of the 2017 Financing on February 24, 2017, and Series F Warrants exercisable for 91,665 shares of our Common Stock at an exercise price of $0.75 . Regarding the 2016 Private Placement Financing and 2017 Financing, in each case Mr. Sulat disclosed his interest in such financings to the remaining members of the Board, all of whom were disinterested in the transaction (the “Disinterested Directors”), in accordance with the Company’s policies governing related party transactions (which is described below), and recused himself from discussing or voting on matters related to either financing. The Disinterested Directors unanimously approved the 2016 Private Placement Financing and 2017 Financing.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended September 30, 2017 and 2016 and all other fees paid by us for services rendered by Moody, Famiglietti & Andronico LLP, our current principal accountant, during the fiscal years ended September 30, 2017 and 2016:

	2017	2016
Audit Fees	$115,600	$92,747
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	10,853	22,683
Total	$126,453	$115,430

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

Tax Fees. Tax fees consist principally of assistance related to tax compliance, tax advice, and tax planning. For the fiscal years ended September 30, 2017 and 2016 there were no tax fees paid to our principal accountant.

All Other Fees. These fees would consist of all fees paid to our principal accountant that are not reflected as audit, audit-related or tax fees such as fees incurred in connection with reviewing our registration statements and prospectus supplements.

Pre-Approval Policy

As our Board of Directors has not established a separate standing audit committee, all engagements of our independent registered public accounting firm for 2017 and 2016 were pre-approved by the full Board of Directors.

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

(b).	Exhibits. The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger dated May 10, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc.		8-K	2.1	333-178883	5/13/2013

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc..		10-Q	10.11	000-54986	8/14/2013

3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-K	3.1	000-54986	12/12/2014

3.2	Amended and Restated Bylaws of Arch Therapeutics, Inc.		8-K	3.1	333-178883	6/24/2013

10.1#	Termination Agreement and Release dated June 25, 2013, between ABS and Terrence W. Norchi		8-K	10.7	333-178883	6/26/2013

10.2#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi		8-K	10.8	333-178883	6/26/2013

10.3#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and Terrence W. Norchi Stock		8-K	10.1	000-54986	3/27/2014

10.4#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Alan T. Barber		8-K	10.9	333-178883	6/26/2013

10.5#	Executive Employment Agreement, effective July 8, 2013, by and between Arch Therapeutics, Inc. and William M. Cotter		8-K	10.1	000-54986	7/8/2013

10.6#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and William M. Cotter		8-K	10.2	000-54986	3/27/2014

10.7#	Separation Agreement dated June 15, 2015 by and between Arch Therapeutics, Inc. and William M. Cotter		10-Q	10.3	000-54986	8/7/2015

10.8#	Executive Employment Agreement, effective July 7, 2014, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/7/2014

10.9#	First Amendment to Executive Employment Agreement, dated July 27, 2015, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/31/2015

10.10#	Consulting Agreement dated October 15, 2015 by and between Arch Therapeutics, Inc. and Dr. Arthur Rosenthal		S-1/A	10.40	333-206873	10/16/2015

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.11#	Arch Therapeutics, Inc. 2013 Stock Incentive Plan		8-K	10.1	333-178883	6/24/2013

10.12#	Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.13	000-54986	8/14/2013

10.13#	Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.14	000-54986	8/14/2013

10.14#	Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.15	000-54986	8/14/2013

10.15#	Form of Restricted Stock Award Agreement		8-K	10.2	000-54986	5/6/2016

10.16	Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.1	333-178883	4/25/2013

10.17	Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.2	333-178883	4/25/2013

10.18	Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. Dated April 19, 2013		8-K	10.3	333-178883	4/25/2013

10.19	Form of Securities Purchase Agreement		8-K	10.4	333-178883	4/25/2013

10.20	Form of Warrant		8-K	10.5	333-178883	4/25/2013

10.21	Amended and Restated Exclusive Patent License Agreement dated May 23, 2011 between ABS and the Massachusetts Institute of Technology, as amended by the First Amendment to Amended and Restated Exclusive Patent License Agreement dated May 15, 2012 between ABS and the Massachusetts Institute of Technology, and further amended by the Second Amendment to Amended and Restated Exclusive Patent License Agreement dated February 1, 2013 between ABS and the Massachusetts Institute of Technology, as further amended by the Third Amendment to Amended and Restated Exclusive Patent License Agreement dated April 30, 2013 between ABS and the Massachusetts Institute of Technology, and as further amended by the Letter Agreement dated June 10, 2013 between ABS and the Massachusetts Institute of Technology		8-K	10.6	333-178883	6/26/2013

10.22	Life Sciences Accelerator Funding Agreement dated September 30, 2013 between Arch Therapeutics, Inc. and the Massachusetts Life Sciences Center		8-K	10.1	000-54986	10/4/2013

10.23	Form of Warrant to Purchase Shares of Common Stock dated September 30, 2013 issued by Arch Therapeutics, Inc. to the Massachusetts Life Sciences Center ((included as Exhibit B in Exhibit 10.22)		8-K	10.2	000-54986	10/4/2013

10.24	Form of MLSC Subordination Agreement		8-K	10.1	000-54986	9/9/2015

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.25	Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement dated September 28, 2016 by and between Arch Therapeutics, Inc. and Massachusetts Life Sciences Center		8-K	10.1	000-54986	9/29/2016

10.26	Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.1	000-54986	1/31/2014

10.27	Form of Series A Warrant to Purchase Common Stock		8-K	4.1	000-54986	1/31/2014

10.28	Form of Series B Warrant to Purchase Common Stock		8-K	4.2	000-54986	1/31/2014

10.29	Form of Series C Warrant to Purchase Common Stock		8-K	4.3	000-54986	1/31/2014

10.30	Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock		8-K	10.1	000-54986	12/2/2014

10.31	Amendment to Series C Warrants to Purchase Common Stock		8-K	10.3	000-54986	3/13/2015

10.32	Amendment to Series C Warrants to Purchase Common Stock dated May 30, 2015		8-K	10.1	000-54986	6/1/2015

10.33	Amendment to Series A and Series C Warrants to Purchase Common Stock dated June 22, 2015		8-K	10.1	000-54986	6/23/2015

10.34	Form of Registration Rights Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.2	000-54986	1/31/2014

10.35	Form of Subscription Agreement		8-K	10.1	000-54986	3/13/2015

10.36	Form of 8% Convertible Note		8-K	10.2	000-54986	3/13/2015

10.37†	Project Agreement by and between Arch Therapeutics, Inc. and the National University of Ireland Galway dated May 28, 2015		10-Q	10.1	000-54986	8/7/2015

10.38	Form of Subscription Agreement		8-K	10.1	000-54986	7/6/2015

10.39	Form of Series D Warrants		8-K	10.2	000-54986	7/6/2015

10.40	Registration Rights Agreement dated June 30, 2015, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	7/6/2015

10.41	Form of Subscription Agreement		8-K	10.1	000-54986	6/2/2016

10.42	Form of Series E Warrants		8-K	10.2	000-54986	6/2/2016

10.43	Registration Rights Agreement dated May 26, 2016, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	6/2/2016

10.44	Securities Purchase Agreement		8-K	10.1	000-54986	02/21/2017

10.45	Form of Series F Warrants		8-K	10.2	000-54986	02/21/2017

21.1	List of Subsidiaries		8-K	21.1	333-178883	6/26/2013

23.1	Consent of Independent Registered Public Accounting Firm	X

Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

24.1	Power of Attorney (included on the signature page hereto)	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

† Confidential treatment has been granted as to certain portions of these Exhibits

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi, MD
Date: November 15, 2017		Terrence W. Norchi, MD
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

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director	November 15, 2017
/s/ Terrence W. Norchi, MD	(Principal Executive Officer)
Terrence W. Norchi, MD

	Chief Financial Officer	November 15, 2017
/s/ Richard E. Davis	(Principal Financial and Accounting Officer)
Richard E. Davis

/s/ Avtar Dhillon, MD	Director	November 15, 2017
Avtar Dhillon, MD

/s/ James R. Sulat	Director	November 15, 2017
James R. Sulat

ARCH THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Arch Therapeutics, Inc.

Framingham, Massachusetts

We have audited the accompanying consolidated balance sheets of Arch Therapeutics, Inc. and Subsidiary (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended September 30, 2017. We also have audited the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arch Therapeutics, Inc. and Subsidiary as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company, maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ Moody, Famiglietti & Andronico, LLP

Tewksbury, MA

November 15, 2017

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of September 30, 2017 and 2016

	September 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash	$5,994,052	$5,036,476
Prepaid expenses and other current assets	85,343	107,784
Total current assets	6,079,395	5,144,260

Long-term assets:
Property and equipment, net	7,188	-
Other assets	3,500	-
Total long-term assets	10,688	-

Total assets	$6,090,083	$5,144,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$264,876	$374,896
Accrued expenses and other liabilities	168,655	299,487
Accrued interest	-	304,770
Note payable, net of unamortized discount	-	899,627
Total current liabilities	433,531	1,878,780

Long-term liabilities:
Long-term derivative liability	3,430,033	-
Note payable, net of unamortized discount and current portion	-	78,255
Accrued interest, net of current portion	-	26,230
Total long-term liabilities	3,430,033	104,485

Total liabilities	3,863,564	1,983,265

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 153,692,857 and 136,657,075 shares issued and outstanding as of September 30, 2017 and September 30, 2016, respectively	149,943	134,432
Additional paid-in capital	31,580,022	24,741,153
Accumulated deficit	(29,503,446)	(21,714,590)
Total stockholders’ equity	2,226,519	3,160,995

Total liabilities and stockholders' equity	$6,090,083	$5,144,260

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Operations
For the Years Ended September 30, 2017 and 2016

	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016

Revenues	$-	$-

Operating expenses:
General and administrative expenses	5,207,753	4,367,476
Research and development expenses	2,094,795	1,683,299
Total operating expenses	7,302,548	6,050,775

Operating loss	(7,302,548)	(6,050,775)

Other income (expense):
(Increase) decrease to fair value of derivative	(433,923)	192,128
Interest expense	(52,385)	(276,687)
Gain on conversion of debt	-	142,964
Total other (expense) income	(486,308)	58,405

Net loss	$(7,788,856)	$(5,992,370)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.05)	$(0.05)
Weighted common shares - basic and diluted	142,722,788	121,462,897

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended September 30, 2017 and 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2015	107,392,205	107,392	17,154,945	(15,722,220)	1,540,117

Net loss				(5,992,370)	(5,992,370)

Issuance of restricted stock for services	150,000	150	52,350		52,500

Shares issued for the exercise of warrants	11,844,516	11,845	2,696,904		2,708,749

Shares issued for the exercise of stock options	68,967	69	(69)		-

Exercise of Series A Warrants Cashless	2,333,559	2,334	(2,334)		-

Issuance of common stock in private placement funding	9,418,334	9,418	3,099,521		3,108,939

Shares issued for the conversion of the convertible notes	3,224,494	3,224	641,676		644,900

Stock based compensation expense			1,098,160		1,098,160

Balance at September 30, 2016	134,432,075	134,432	24,741,153	(21,714,590)	3,160,995

Net loss	-	-	-	(7,788,856)	(7,788,856)

Issuance of restricted stock for services	225,000	225	161,775	-	162,000

Shares issued for the exercise of warrants	4,978,742	4,979	1,584,909	-	1,589,888

Shares issued for the exercise of stock options	15,000	15	5,485	-	5,500

Shares issued for the exercise of stock options - Cashless	106,666	106	(106)	-	-

Exercise of Series A Warrants Cashless	18,710	19	(19)	-	-

Issuance of common stock in private placement funding	10,166,664	10,167	2,980,845	-	2,991,012

Stock based compensation expense	-	-	2,105,980	-	2,105,980

Balance at September 30, 2017	149,942,857	149,943	31,580,022	(29,503,446)	2,226,519

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2017 and 2016

	Fiscal Year Ended September 30, 2017	Fiscal Year Ended September 30, 2016
Cash flows from operating activities:
Net loss	$(7,788,856)	$(5,992,370)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	1,498	-
Stock-based compensation	2,105,980	1,098,160
Noncash interest expense on notes payable	22,118	276,687
Issuance of restricted stock for services	162,000	52,500
Gain on conversion of debt	-	(142,964)
Decrease (Increase) to fair value of derivative	433,923	(192,128)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	22,441	(64,865)
Other assets	(3,500)	-
Increase (decrease) in:
Accounts payable	(110,020)	137,420
Accrued expenses and other liabilities	(130,832)	80,533
Accrued interest	(331,000)	-
Net cash used in operating activities	(5,616,248)	(4,747,027)

Cash flows from investing activities:
Purchases of property and equipment	(8,686)	-
Net cash used in investing activities	(8,686)	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of financing costs	5,987,122	3,114,654
Proceeds from exercise of warrants	1,589,888	2,708,749
Proceeds from exercise of stock options	5,500	-
Payments on note payable	(1,000,000)	-
Net cash provided by financing activities	6,582,510	5,823,403

Net increase in cash	957,576	1,076,376

Cash, beginning of year	5,036,476	3,960,100

Cash, end of year	$5,994,052	$5,036,476

Non-cash financing activities
Warrant derivative liability	$2,996,110	$-
Exercise of stock options - cashless	$106	$69
Exercise of warrants - cashless	$19	$2,334
Conversion of 8% convertible notes and accrued interest to common stock	$-	$644,900
Financing Costs on issuance of common stock and warrants	$-	$5,715
Cash paid for
Interest on note	$361,268	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” was issued by the FASB in August 2014. The primary purpose of the ASU is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments should reduce diversity in the timing and content of footnote disclosure. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted ASU 2014-15 during our first quarter of fiscal year 2017, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods.

ASU 2014-12, “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” was issued by the FASB in June 2014. ASU 2014-12 requires that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ASU 2014-12 is effective for public business entities for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU 2014-12 during the first quarter of fiscal year 2017, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2017 and September 30, 2016.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended September 30, 2017 and 2016 there has not been any impairment of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of September 30, 2017 and September 30, 2016.

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

Fair Value Measurements

The Company measures both financial and nonfinancial assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, including those that are recognized or disclosed in the consolidated financial statements at fair value on a recurring basis. The standard created a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own views about the assumptions market participants would use in pricing the asset or liability.

At September 30, 2017 and September 30, 2016, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, and convertible notes approximate fair value because of their short-term nature. The fair value of note payable, which is influenced by interest rates and the Company’s liquidity, approximates carrying value.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from October 1, 2017 and ending on November 14, 2017 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 14.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of September 30, 2017, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the 2017 SPA restricts the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At September 30, 2017 and September 30, 2016, property and equipment consisted of:

	Estimated Useful Life	September 30, 2017	September 30, 2016

Computer equipment	3 years	$8,686	$-

Furniture and fixtures	5 years	2,925	2,925

Lab equipment	5 years	1,000	1,000

		12,611	3,925

Less – accumulated depreciation		5,323	3,925

Property and equipment, net		$7,188	$-

For the years ended September 30, 2017 and 2016 depreciation expense recorded was $1,498 and $0, respectively.

4.	INCOME TAXES

The principal components of the Company's net deferred tax assets consisted of the following at September 30:

	2017	2016
Net operating loss carryforwards	$7,129,736	$5,424,530
Capitalized expenditures	1,511,187	1,104,928
Research and experimentation credit carryforwards	632,659	458,417
Stock based compensation	2,370,477	1,463,474
Property and Equipment	1,488	1,578
Accrued expenses	20,100	171,083
Gross deferred tax assets	11,665,647	8,624,010
Deferred tax asset valuation allowance	(11,665,647)	(8,624,010)

Net deferred tax assets	$-	$-

As of September 30, 2017 and 2016, the Company had federal net operating loss carryforwards of approximately $17,960,000 and $13,675,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2026. As of September 30, 2017 and 2016, the Company had federal research and experimentation credit carryforwards of $526,957 and $380,982, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029.

As of September 30, 2017 and 2016, the Company had state net operating loss carryforwards of approximately $16,771,000 and $12,814,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2018. As of September 30, 2017 and 2016, the Company had state research and experimentation credit carryforwards of $162,000 and $119,000, respectively, which may be able to offset future income tax liabilities and which would begin to expire in 2023.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of September 30, 2017 and 2016 did not satisfy the realization criteria set forth in FASB ASC Topic 740, Income Taxes, and therefore has recorded a valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2017 and 2016 by approximately $3,041,000 and $2,767,000, respectively. The Company’s effective income tax rate differed from the federal statutory rate due to state taxes and the Company’s full valuation allowance, the latter of which reduced the Company’s effective federal income tax rate to zero.

The Company experienced an ownership change as a result of the Merger described in Note 1, causing a limitation on the annual use of the net operating loss carryforwards, which are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions.

As of September 30, 2017, the Company is open to examination in the U.S. federal and certain state jurisdictions for tax years ended September 30, 2017, 2016, 2015, and 2014.

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

The 2014 Warrants were exercisable immediately upon issuance. The Series A warrants had an initial exercise price of $0.30 per share and expire five years from the date of their issuance. The Series B warrants had an initial exercise price of $0.35 per share and expired on the earlier of 12 months after their issuance date or six months after the first date on which the resale of all Registrable Securities (as defined in the 2014 Registration Rights Agreement) is covered by one or more effective registration statements, which occurred on July 2, 2014 (the “2014 Registration Statement Effective Date”). The Series B warrants expired on January 2, 2015. The Series C warrants had an initial exercise price of $0.40 per share and an initial expiration on the earlier of 18 months after their issuance date or nine months after the 2014 Registration Statement Effective Date. As described below, the term of the Series C Warrants was extended to 5:00 p.m., New York time, on July 2, 2016 and, prior to such expiration date, all 11,400,000 shares underlying the Series C Warrants were exercised. The number of shares of the Company’s Common Stock into which each of the 2014 Warrants is exercisable and the exercise price therefore were subject to adjustment as set forth in the 2014 Warrants, including, without limitation, adjustment to both the exercise price of the 2014 Warrants in the event of certain subsequent issuances and sales of shares of the Company’s Common Stock (or securities convertible or exercisable into shares of Common Stock) at a price per share lower than the then-effective exercise price of the 2014 Warrants, in which case the per share exercise price of the 2014 Warrants would be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the 2014 Warrants would be adjusted accordingly so that the aggregate exercise price upon full exercise of the 2014 Warrants immediately before and immediately after such per share exercise price adjustment were equal (the “Anti-Dilution Provisions”). The 2014 Warrants are also subject to customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders, and provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially would then own more than 4.9% of the Company’s Common Stock. The Company may be required to make certain payments to the 2014 Investors under certain circumstances in the future pursuant to the terms of the Securities Purchase Agreement and the 2014 Registration Rights Agreement. These potential future payments include: (a) potential partial damages for failure to register the Common Stock issued or issuable upon exercise of 2014 Warrants in a cash amount equal to 1% of the price paid to the Company by each investor in the 2014 Private Placement Financing on the date of and on each 30-day anniversary of such failure until the cure thereof; (b) amounts payable if the Company and its transfer agent fail to timely remove certain restrictive legends from certificates representing shares of Common Stock issued in the 2014 Private Placement Financing or issuable upon exercise of the 2014 Warrants; (c) expense reimbursement for the lead investor in the 2014 Private Placement Financing; and (d) payments in respect of claims for which the Company provides indemnification. There is no cap to the potential consideration.

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

During the year ended September 30, 2017, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s common stock, resulting in gross proceeds to the Company of $220,000. During the year ended September 30, 2016, Series C Warrants had been exercised on a cash basis for an aggregate issuance of 3,400,000 shares of the Company’s Common stock, respectively, resulting in gross proceeds to the Company of $680,000. During the year ended September 30, 2016, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 4,300,000 shares of the Company’s common stock, resulting in gross proceeds to the Company of $860,000. In addition 3,925,000 Series A Warrants were exercised on a cashless basis resulting in an issuance of 2,333,559 shares of the Company’s common stock.

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

During the year ended September 30,2017, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 1,750,001 shares of the Company’s Common stock resulting in gross proceeds to the Company of $437,500. During the year ended September 30, 2016, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 3,439,091 shares of the Company’s Common stock resulting in gross proceeds to the Company of $859,773.

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

Beginning May 24, 2016 and through May 26, 2016, we entered into a series of substantially similar subscription agreements (each a “2016 Subscription Agreement”) with 18 accredited investors (collectively, the “2016 Investors”) providing for the issuance and sale by the Company to the 2016 Investors, in a private placement, of an aggregate of 9,418,334 Units at a purchase price of $0.36 per Unit (the “2016 Private Placement Financing”). Each Unit consisted of a share of Common Stock, and a Series E Warrant to purchase 0.75 shares of Common Stock at an exercise price of $0.4380 per share at any time prior to the fifth anniversary of the issuance date of the Series E Warrant (the “Series E Warrants,” and the shares issuable upon exercise of the Series E Warrants, collectively, the “Series E Warrant Shares”). The exercise price of the Series E Warrants was set to equal the closing price of our Common Stock on the date of their issuance (May 26, 2016), which was $0.4380, and therefore the Series E Warrants were not issued at a discount to the market price of our Common Stock as of such date. The gross proceeds to Arch were approximately $3.4 million before deducting financing costs of approximately $281,000.

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

During the year ended September 30, 2017, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 2,128,741 shares of the Company’s Common stock resulting in gross proceeds to the Company of $932,388. During the year ended September 30, 2016, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 705,425 shares of the Company’s Common stock resulting in gross proceeds to the Company of $308,976.

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

On February 20, 2017, the Company entered into Securities Purchase Agreement (the “2017 SPA”) with 6 accredited investors (collectively, the “2017 Investors”) providing for the issuance and sale by the Company to the 2017 Investors of an aggregate of 10,166,664 units at a purchase price of $0.60 per Unit in a registered offering (the “2017 Financing”). The securities comprising the units sold in the 2017 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and 0.55 of a Series F Warrant to purchase one share of Common Stock at an exercise price of $0.75 per share at any time prior to the fifth anniversary of the issuance date of the Series F Warrant subject to certain restrictions on exercise (the “2017 Warrants,” and the shares issuable upon exercise of the 2017 Warrants, collectively, the “2017 Warrant Shares”). Provisions in the 2017 SPA restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. The gross proceeds to Arch from the 2017 Financing, which closed on February 24, 2017, were approximately $6.1 million before deducting financing costs of approximately $112,000.

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

As of September 30, 2017, no Series F Warrants have been exercised.

As noted in Note 12, on September 28, 2016, the Company and the Massachusetts Life Sciences Center (“MLSC”) entered into the Amendment. Pursuant to this Amendment, the term “Qualified Financing” was defined to mean one or more financing transactions in which the Company received, in a single transaction or series of transactions, cumulative net proceeds of not less than five million dollars ($5,000,000) at any time after October 3, 2016. On March 3, 2017 approximately $830,000 of the offering proceeds were used to satisfy the Company’s outstanding indebtedness to MLSC under the MLSC Loan Agreement.

Common Stock

At February 24, 2017, the Closing Date of the 2017 Financing, the Company issued 10,166,664 shares of Common Stock.

Derivative Liabilities

The Company accounted for the Series F Warrants relating to the aforementioned 2017 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series F Warrants for an amount of cash equal to $0.18 for each share of Common Stock the underlying Series F Warrants are not classified within stockholders’ equity, they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the Closing Date, the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid in capital. During year ended September 30, 2017, $433,923 was recorded to Increase to fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liability
Beginning balance at September 30, 2016	$-

Issuances	2,996,110

Adjustments to estimated fair value	433,923

Ending balance at September 30, 2017	$3,430,033

The derivative liabilities were valued as of February 24, 2017 and September 30, 2017 using the Black Scholes Model with the following assumptions:

	February 24, 2017	September 30, 2017
Closing price per share of common stock	$0.68	$0.60
Exercise price per share	$0.75	$0.75
Expected volatility	111.84%	109.77%
Risk-free interest rate	1.80%	1.89%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	5.00	4.39

9.	8% CONVERTIBLE NOTES

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

During the year ended September 30, 2016, $605,000 of Notes and $39,900 of accrued interest were converted into 3,224,494 shares of the Company’s Common Stock. As of September 30, 2017 and September 30, 2016, principal amounts outstanding under the Notes amounted to $0.

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

On the Closing Date, the derivative liability was recorded at fair value of $354,988 with the remaining proceeds of $395,012 allocated to the Notes. The allocation of funds to the derivative liability resulted in a discount on the Notes, which was accreted to interest expense over the life of the loan. For the year ended September 30, 2016, $131,252, of the loan discount has been accreted to interest expense. As of September 30, 2016, the principal balance of the outstanding Notes was $0.

As a result of the conversion of notes, we recorded a gain on conversion of debt of $142,964 for the year ended September 30, 2016, and due to the change in the estimated fair value of the derivative liability we recorded a decrease to fair value of derivative of $192,128 for the year ended September 30, 2016.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Convertible Debt Derivative Liability
Beginning balance at September 30, 2015	$335,092

Gain on conversion of debt	(142,964)

Decrease to fair value of derivative	(192,128)

Ending balance at September 30, 2016	$-

The derivative liability was valued as of September 30, 2015, October 29, 2015 (weighted average conversion date) and December 31, 2015 using Monte Carlo Simulations with the following assumptions:

September 30,
2015

Stated interest rate	8.0%
Exercise price per share	$0.20
Expected volatility	80.0%
Risk-free interest rate	0.07%
Credit adjusted discount rate	22.0%
Remaining expected term of underlying securities (years)	0.46

10.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2016, a maximum number of 16,114,256 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2017, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 19,114,256 shares.

As of September 30, 2017, a total of 13,524,212 options had been issued to employees and directors and 5,282,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the year ended September 30, 2017, the Company granted options to employees and directors to purchase 2,495,000 shares of common stock under the 2013 Plan. In addition, during the year ended September 30, 2017, the Company granted options to consultants to purchase 205,000 shares of common stock under the 2013 Plan. The options have terms ranging from 1 to 10 years, are subject to vesting terms over periods ranging up to 3 years and have exercise prices ranging from $0.60 to $0.65.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the year ended September 30, 2017 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the year ended September 30, 2017; expected volatility, 72.26% - 119.44%, risk-free interest rate, 1.14% - 2.40%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 1 to 10 years.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the year ended September 30, 2015, the Company did not experience any forfeitures of stock options. During the year ended September 30, 2017 and the year ended September 30, 2016, the Company experienced an insignificant number of forfeitures of stock options. Since the Company has a limited history of stock option forfeitures it continues to estimate the forfeiture rate of its outstanding stock options as zero, but will continually evaluate its historical data as a basis for determining expected forfeitures

Common Stock Options

Stock compensation activity under the 2013 Plan for the year ended September 30, 2017 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	12,379,210	$0.33	6.4	$4,341,816
Awarded	2,700,000	$0.65	-	-
Exercised	(255,000)	$0.35	-	-
Forfeited/Cancelled	(190,000)	$0.39	-	-
Outstanding at September 30, 2017	14,634,210	$0.39	4.72	$6,178,263
Vested	11,776,130	$0.36	5.09	$5,321,198
Vested and expected to vest at September 30, 2017	14,634,210	$0.39	4.72	$6,178,263

As of September 30, 2017, 1,465,861 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the years ended September 30, 2017 and 2016 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1,343,000 and $938,000, respectively. Of this amount during the years ended September 30, 2017 and 2016, $374,000 and $270,000, respectively, was recorded to research and development expenses, and $969,000 and $668,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the year ended September 30, 2017, 240,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 106,666 shares of the Company’s Common Stock. In addition, during the year ended September 30, 2017, 15,000 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash for an aggregate issuance of 15,000 shares of the Company’s Common Stock.

As of September 30, 2017, there is approximately $809,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.59 years.

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

Restricted stock activity under the 2013 Plan for the year ended September 30, 2017 follows:

Restricted Stock Activity
Non Vested at September 30, 2016	225,000
Awarded	1,750,000
Vested	(225,000)
Forfeited	-
Non Vested at September 30, 2017	1,750,000

The weighted average restricted stock award date fair value information for the year ended September 30, 2017 follows:

Weighted Average Restricted Stock Award
Non Vested at September 30, 2016	$0.72
Awarded	0.65
Vested	0.72
Forfeited	-
Non Vested at September 30, 2017	$0.65

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the years ended September 30, 2017 and 2016 compensation expense recorded for the restricted stock awards was approximately $372,000 and $0, respectively.

11.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

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

Restricted Stock activity for the years ended September 30, 2017 and 2016 is as follows:

	2017	2016
Non Vested at beginning of year	2,000,000	150,000
Awarded	-	2,000,000
Vested	-	(150,000)
Forfeited	-	-
Non Vested at end of year	2,000,000	2,000,000

The weighted average restricted stock award date fair value information for the years ended September 30, 2017 and 2016 follows:

	2017	2016
Non Vested at beginning of year	$0.39	$0.35
Awarded	-	0.39
Vested	-	0.35
Forfeited	-	-
Non Vested at end of year	$0.39	$0.39

For the years ended September 30, 2017 and 2016, compensation expense recorded for the restricted stock awards was approximately $553,000 and $213,000, respectively.

12.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (the “MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000 (the “MLSC Loan”). The loan originally bore interest at a rate of 10% per annum, and was originally scheduled to become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction (a “Qualified Sale”) or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period (a “Qualified Financing”). The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of September 30, 2017.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The allocation of funds to the warrants resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For the year ended September 30, 2017 and 2016, approximately $22,100 and $8,300, respectively of the loan discount was accreted to interest expense. As of September 30, 2017, the balance of the MLSC loan was $0. At September 30, 2016 the accreted balance of the MLSC Loan was $977,882.

On September 28, 2016, the Company and MLSC entered into that certain Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement (the “Amendment”). Under the terms of the Amendment, (i) interest on the MLSC Loan decreased from 10% per annum to 7% per annum beginning October 3, 2016; and (ii) the MLSC Loan became due and payable on the earlier of October 3, 2017 (the “Maturity Date”), the occurrence of a Corporate Event (which was defined as the occurrence of either a Qualified Sale or Qualified Financing), or the occurrence of a Default (as defined in the promissory note issued in connection with the MLSC Loan Agreement). In addition, under the terms of the Amendment, (a) beginning October 3, 2016, the Company began amortizing the principal and accrued interest under the MLSC Loan by making the first of 13 monthly payments of approximately $106,022, with the last payment scheduled to occur on the Maturity Date; and (b) the term “Qualified Financing” was defined to mean one or more financing transactions in which we receive, in a single transaction or series of transactions, cumulative net proceeds of not less than five million dollars ($5,000,000) at any time after October 3, 2016. As a result of the Amendment, the Company expected to reduce interest expenses that would otherwise be incurred under the MLSC Loan Agreement by approximately $232,000 due to the effect of the amortization payments and the lower 7% per annum interest rate. On February 24, 2017, the Company completed a registered direct offering with gross proceeds of approximately $6.1 million, which under the Amendment, qualified as a Corporate Event. On March 3, 2017 approximately $830,000 of the offering proceeds were used to satisfy the outstanding indebtedness to the MLSC under the MLSC Loan Agreement. As a result of the Amendment and the acceleration of the Company’s obligation to repay the MLSC Loan as a result of the offering, the Company reduced interest expenses that would otherwise be incurred under the MLSC Loan Agreement by approximately $250,000.

13.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company's indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2017 and 2016, no amounts have been accrued related to such indemnification provisions.

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

In exchange for the licenses granted in the agreement, the Company has paid MIT license maintenance fees and patent prosecution costs. The Company paid license maintenance fees of $50,000 to MIT in the fiscal years ended September 30, 2017 and September 30, 2016. For the years ended September 30, 2017 and 2016, the annual MIT license maintenance fees of $50,000 are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The license maintenance fees and patent prosecution costs cover the contract year beginning January 1 thru December 31. Annual license maintenance obligations extend through the life of the patents. In addition, MIT is entitled to royalties on applicable future product sales, if any. The annual payments may be applied towards royalties payable to MIT for that year for product sales.

The Company is obligated to indemnify MIT and related parties from losses arising from claims relating to the exercise of any rights granted to the Company under the license, with certain exceptions. The maximum potential amount of future payments the Company could be required to make under this provision is unlimited. The Company considers there to be a low performance risk as of September 30, 2017.

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

Leases

We do not own any real property. In October 2013, we entered into a one and one-half year operating sublease agreement pursuant to which we leased the office space of our relocated headquarters in Wellesley, Massachusetts for a base annual rent equal to $5,031 per month. In April 2015, we moved our corporate offices to a property in Framingham, Massachusetts. We entered into a month-to-month operating lease agreement, pursuant to which we are obligated to pay monthly rent of $2,000, with a minimum six month commitment. During July 2017,we entered into a three year operating lease commencing October 1, 2017 and ending on September 30, 2020 at our current location. Pursuant to which we are obliged to pay annual rent of $38,400 during the first year, $39,600 during the second year and $42,000 during the third year. We are no longer party to the October 2013 lease, and we believe our present offices are suitable for our current and planned near-term operations.

The following table reflects the Company’s annual lease commitments:

Year Ending September 30,
2018	$38,400
2019	39,600
2020	42,000
$120,000

14.	SUBSEQUENT EVENTS

During the period commencing October 1, 2017 through November 14, 2017, additional Series D warrants have been exercised for an aggregate issuance of 227,273 shares of the Company’s Common Stock at an exercise price of $0.25 per share, resulting in gross proceeds of $56,818. In addition, Series E warrants have been exercised for an aggregate issuance of 15,000 shares of the Company’s Common Stock at an exercise price of $0.438 per share, resulting in gross proceeds of $6,570.

