Form 10-Q
period 2017-12-31
Arch Therapeutics, Inc.
filed 2018-02-01
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

As of January 31, 2018, 154,052,013 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three Months ended December 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arch Therapeutics, Inc.

Consolidated Balance Sheets

As of December 31, 2017 (Unaudited) and September 30, 2017

	December 31, 2017 (Unaudited)	September 30, 2017
ASSETS
Current assets:
Cash	$4,958,073	$5,994,052
Prepaid expenses	71,404	85,343
Total current assets	5,029,477	6,079,395

Long-term assets:
Property and equipment, net	9,927	7,188
Other assets	3,500	3,500
Total long-term assets	13,427	10,688

Total assets	$5,042,904	$6,090,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$289,276	$264,876
Accrued expenses and other liabilities	181,241	168,655
Total current liabilities	470,517	433,531

Long-term liabilities:
Long-term derivative liability	1,458,484	3,430,033
Total long-term liabilities	1,458,484	3,430,033

Total liabilities	1,929,001	3,863,564

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,052,013 and 138,182,075 shares issued and outstanding as of December 31, 2017 and September 30, 2017, respectively	150,302	149,943
Additional paid-in capital	32,077,871	31,580,022
Accumulated deficit	(29,114,270)	(29,503,446)
Total stockholders’ equity	3,113,903	2,226,519

Total liabilities and stockholders' equity	$5,042,904	$6,090,083

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended December 31, 2017 and 2016

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016

Revenues	$-	$-

Operating expenses:
General and administrative expenses	1,001,511	1,026,644
Research and development expenses	580,862	349,287
Total operating expenses	1,582,373	1,375,931

Operating loss	(1,582,373)	(1,375,931)

Other income (expense):
Decrease to fair value of derivative	1,971,549	-
Interest expense	-	(25,570)
Total other income (expense)	1,971,549	(25,570)

Net income/(loss)	$389,176	$(1,401,501)

Earnings per share - basic
Net income/(loss) per common share - basic	$-	$(0.01)
Weighted common shares - basic	150,144,575	135,319,847

Earnings per share - diluted
Net income/(loss) per common share - diluted	$-	$(0.01)
Weighted common shares - diluted	163,527,032	135,319,847

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended December 31, 2017 and 2016

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Cash flows from operating activities:
Net income (loss)	$389,176	$(1,401,501)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	724	119
Stock-based compensation	434,820	265,662
Noncash interest expense on notes payable	-	5,529
Issuance of restricted stock for services	-	108,000
Decrease to fair value of derivative	(1,971,549)	-

Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	13,939	(2,286)
Increase (decrease) in:
Accounts payable	24,400	(102,644)
Accrued expenses and other liabilities	12,586	(178,451)
Accrued interest	-	(69,430)
Net cash used in operating activities	(1,095,904)	(1,375,002)

Cash flows from investing activities:
Purchases of property and equipment	(3,463)	(4,293)
Net cash used in investing activities	(3,463)	(4,293)

Cash flows from financing activities:
Proceeds from exercise of warrants	63,388	359,150
Payments on note payable	-	(228,594)
Net cash provided by financing activities	63,388	130,556

Net decrease in cash	(1,035,979)	(1,248,739)

Cash, beginning of year	5,994,052	5,036,476

Cash, end of period	$4,958,073	$3,787,737

Non-cash financing activities
Exercise of stock options - cashless	$117	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Organization and Description of Business

Arch Therapeutics, Inc., (together with its subsidiary, the “Company” or “Arch”) was incorporated under the laws of the State of Nevada on September 16, 2009, under the name Almah, Inc. Effective June 26, 2013, the Company completed a merger (“Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company abandoned its prior business plan and changed its operations to the business of a biotechnology company. Our principal offices are located in Framingham, Massachusetts.

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

Although we believe that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 15, 2017.

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2017. There have been no material changes to our significant accounting policies during the three months ended December 31, 2017.

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

Recently Issued Accounting Guidance

Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued by the Financial Accounting Standards Board (FASB) in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” was issued by the FASB in March 2016. The purpose of this amendment is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company adopted ASU 2016-09 during our first quarter of fiscal year 2018, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2017 and September 30, 2017.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three months ended December 31, 2017 and 2016 there has not been any impairment of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of December 31, 2017 and September 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”), was signed into law by the President of the United States. The Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company has determined and completed the accounting for certain income tax effects of the new Tax Cuts and Jobs Act (the “Act”) in applying FASB ASC 740 to the current reporting period. As the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the reported amounts in these financials statements as a result of the Act.

Research and Development

The Company expenses internal and external research and development costs, including costs of funded research and development arrangements, in the period incurred.

Accounting for Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company accounts for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 505, Equity (“FASB ASC Topic 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. FASB ASC Topic 505 requires the Company to re-measure the fair value of stock options issued to non-employee at each reporting period during the vesting period or until services are complete.

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

At December 31, 2017 and September 30, 2017, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature.

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate.

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from January 1, 2018 and ending on January 31, 2018 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 11.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of December 31, 2017, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreement that the Company entered into on February 20, 2017 (the “2017 SPA”) restricts the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At December 31, 2017 and September 30, 2017, property and equipment consisted of:

	Estimated Useful Life	December 31, 2017	September 30, 2017

Computer equipment	3 years	$8,686	$8,686

Leasehold improvements	3 years	3,463	-

Furniture and fixtures	5 years	2,925	2,925

Lab equipment	5 years	1,000	1,000

		16,074	12,611

Less – accumulated depreciation		6,147	5,423

Property and equipment, net		$9,927	$7,188

For the three months ended December 31, 2017 and 2016 depreciation expense recorded was $724 and $119, respectively.

4.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2016, a maximum number of 16,114,256 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2017, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 22,114,256 shares.

As of December 31, 2017, a total of 13,709,212 options had been issued to employees and directors and 5,282,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three months ended December 31, 2017, the Company did not grant options to employees and directors or to consultants to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three months ended December 31, 2017 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three months ended December 31, 2017; expected volatility, 72.26% - 119.44%, risk-free interest rate, 1.14% - 2.40%, expected forfeiture rate, 0.00%, expected dividend yield, 0.00%, expected term, 1 to 10 years.

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

Common Stock Options

Stock compensation activity under the 2013 Plan for the three months ended December 31, 2017 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2017	14,634,210	$0.39	4.72	$6,178,263
Awarded	-	$-	-	-
Exercised	(225,000)	$0.37	-	-
Forfeited/Cancelled	-	$-	-	-
Outstanding at December 31, 2017	14,409,210	$0.39	4.51	$1,299,763
Exercisable	12,120,302	$0.36	4.80	$1,237,915
Vested and expected to vest at December 31, 2017	14,409,210	$0.39	4.51	$1,299,763

As of December 31, 2017, 4,428,980 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $193,000 and $167,000, respectively. Of this amount during the three months ended December 31, 2017 and 2016, $62,000 and $16,000, respectively, was recorded to research and development expenses, and $131,000 and $151,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the three months ended December 31, 2017, 225,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 116,883 shares of the Company’s Common Stock.

As of December 31, 2017, there is approximately $595,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.47 years.

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

Restricted stock activity under the 2013 Plan for the three months ended December 31, 2017 and 2016 follows:

	2017	2016
Non Vested at beginning of year	1,750,000	225,000
Awarded	-	-
Vested	-	(150,000)
Forfeited	-	-
Non Vested at December 31, 2017 and 2016	1,750,000	75,000

 The weighted average restricted stock award date fair value information for the three months ended December 31, 2017 and 2016 follows:

	2017	2016
Non Vested at beginning of year	$0.39	$0.72
Awarded	-	-
Vested	-	0.72
Forfeited	-	-
Non Vested at December 31, 2017 and 2016	$0.39	$0.72

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the three months ended December 31, 2017 and 2016 compensation expense recorded for the restricted stock awards was approximately $143,000 and $108,000, respectively.

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

Restricted Stock activity for the three months ended December 31, 2017 and 2016 is as follows:

	2017	2016
Non Vested at beginning of year	2,000,000	2,000,000
Awarded	-	-
Vested	-	-
Forfeited	-	-
Non Vested at December 31, 2017 and 2016	2,000,000	2,000,000

The weighted average restricted stock award date fair value information for the three months ended December 31, 2017 and 2016 follows:

	2017	2016
Non Vested at beginning of year	$0.39	$0.39
Awarded	-	-
Vested	-	-
Forfeited	-	-
Non Vested at December 31, 2017 and 2016	$0.39	$0.39

For the three months ended December 31, 2017 and 2016, compensation expense recorded for the restricted stock awards was approximately $98,000 and $98,000, respectively.

6.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (“MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000 (“MLSC Loan”). The loan originally bore interest at a rate of 10% per annum, and was originally scheduled to become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction (“Qualified Sale”) or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period (“Qualified Financing”). The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of December 31, 2017.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The allocation of funds to the warrants resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For the three months ended December 31, 2017 and 2016, approximately $0 and $5,500, respectively of the loan discount was accreted to interest expense. As of December 31, 2017 and September 30, 2017, the balance of the MLSC loan was $0.

On September 28, 2016, the Company and MLSC entered into that certain Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement (“Amendment”). Under the terms of the Amendment, (i) interest on the MLSC Loan decreased from 10% per annum to 7% per annum beginning October 3, 2016; and (ii) the MLSC Loan became due and payable on the earlier of October 3, 2017 (“Maturity Date”), the occurrence of a Corporate Event (which was defined as the occurrence of either a Qualified Sale or Qualified Financing), or the occurrence of a Default (as defined in the promissory note issued in connection with the MLSC Loan Agreement). In addition, under the terms of the Amendment, (a) beginning October 3, 2016, the Company began amortizing the principal and accrued interest under the MLSC Loan by making the first of 13 monthly payments of approximately $106,022, with the last payment scheduled to occur on the Maturity Date; and (b) the term “Qualified Financing” was defined to mean one or more financing transactions in which we receive, in a single transaction or series of transactions, cumulative net proceeds of not less than five million dollars ($5,000,000) at any time after October 3, 2016. As a result of the Amendment, the Company expected to reduce interest expenses that would otherwise be incurred under the MLSC Loan Agreement by approximately $232,000 due to the effect of the amortization payments and the lower 7% per annum interest rate. On February 24, 2017, the Company completed a registered direct offering with gross proceeds of approximately $6.1 million, which under the Amendment, qualified as a Corporate Event. On March 3, 2017 approximately $830,000 of the offering proceeds were used to satisfy the outstanding indebtedness to the MLSC under the MLSC Loan Agreement. As a result of the Amendment and the acceleration of the Company’s obligation to repay the MLSC Loan as a result of the offering, the Company reduced interest expenses that would otherwise be incurred under the MLSC Loan Agreement by approximately $250,000.

During the three months ended December 31, 2017 and 2016, the Company recorded Interest Expense of approximately $0 and $25,000, respectively.

7.	2014 PRIVATE PLACEMENT FINANCING

On January 30, 2014, the Company entered into a Securities Purchase Agreement (“Securities Purchase Agreement”) with nine separate accredited investors (“2014 Investors”) providing for the issuance and sale by the Company to the 2014 Investors, in a private placement, of an aggregate of 11,400,000 shares of Common Stock (“2014 Shares”) at a purchase price of $0.25 per share and three series of warrants, the Series A warrants, the Series B warrants and the Series C warrants, to purchase up to an aggregate of 34,200,000 shares of the Company’s Common Stock (“2014 Warrants”) and the shares issuable upon exercise of the 2014 Warrants, (“2014 Warrant Shares”), for aggregate gross proceeds to the Company of approximately $2,850,000 (“2014 Private Placement Financing”).

Upon the closing of the 2014 Private Placement Financing on February 4, 2014 (“Closing Date”), the Company entered into a registration rights agreement (“2014 Registration Rights Agreement”) with the 2014 Investors, pursuant to which the Company became obligated, subject to certain conditions, to file with the SEC on or before March 21, 2014 one or more registration statements to register for resale under the Securities Act of 1933, as amended (“Securities Act”), (i) the 2014 Shares and the 2014 Warrant Shares, plus (ii) an additional number of shares of Common Stock equal to 33% of the total number of 2014 Shares and 2014 Warrant Shares, to account for adjustments, if any, to the number of 2014 Warrant Shares issuable pursuant to the terms of the 2014 Warrants (the securities set forth in this clause (ii), the “Additional Shares”). Under the terms of the 2014 Registration Rights Agreement, the Company was permitted to reduce the number of shares covered by a registration statement if such reduction is required by the SEC as a condition for permitting such registration statement to become effective and treated as a resale registration statement (“Cutback Provisions”). In response to comments received from the SEC and in accordance with the terms of the 2014 Registration Rights Agreement, the Company reduced the number of shares included in its draft resale registration statement (the “2014 S-1”) by the number of Additional Shares. The Company’s failure to satisfy certain other obligations and deadlines set forth in the 2014 Registration Rights Agreement may subject the Company to payment of monetary penalties as discussed below. The resale registration statement was declared effective on July 2, 2014. As described below, in the event that we fail to comply with certain requirements in the 2014 Registration Rights Agreement, we may be required to pay liquidated damages to the investors.

The 2014 Registration Rights Agreement also obligated the Company to register the resale of all securities covered by the 2014 Registration Rights Agreement on a short-form registration statement on Form S-3 as soon as the Company becomes eligible to use Form S-3. On October 31, 2016, the Company filed a resale registration statement on Form S-3 (“2014 S-3”) to register the remaining securities covered by the 2014 Registration Rights Agreement, and the 2014 S-3 was declared effective on November 23, 2016. Pursuant to Rule 429 promulgated under the Securities Act, the 2014 S-3 contained a combined prospectus that covered the securities that remained unsold under the 2014 S-1 and also registered those same securities under the 2014 S-3. Under Rule 429, the 2014 S-3 also constituted a post-effective amendment to the 2014 S-1, which became effective on the date that the 2014 S-3 was declared effective.

The 2014 Warrants were exercisable immediately upon issuance. The Series A warrants had an initial exercise price of $0.30 per share and expire five years from the date of their issuance. The Series B warrants had an initial exercise price of $0.35 per share and expired on the earlier of 12 months after their issuance date or six months after the first date on which the resale of all Registrable Securities (as defined in the 2014 Registration Rights Agreement) is covered by one or more effective registration statements, which occurred on July 2, 2014 (“2014 Registration Statement Effective Date”). The Series B warrants expired on January 2, 2015. The Series C warrants had an initial exercise price of $0.40 per share and an initial expiration on the earlier of 18 months after their issuance date or nine months after the 2014 Registration Statement Effective Date. As described below, the term of the Series C Warrants was extended to 5:00 p.m., New York time, on July 2, 2016 and, prior to such expiration date, all 11,400,000 shares underlying the Series C Warrants were exercised. The number of shares of the Company’s Common Stock into which each of the 2014 Warrants is exercisable and the exercise price therefore were subject to adjustment as set forth in the 2014 Warrants, including, without limitation, adjustment to both the exercise price of the 2014 Warrants in the event of certain subsequent issuances and sales of shares of the Company’s Common Stock (or securities convertible or exercisable into shares of Common Stock) at a price per share lower than the then-effective exercise price of the 2014 Warrants, in which case the per share exercise price of the 2014 Warrants would be adjusted to equal such lower price per share and the number of shares issuable upon exercise of the 2014 Warrants would be adjusted accordingly so that the aggregate exercise price upon full exercise of the 2014 Warrants immediately before and immediately after such per share exercise price adjustment were equal (“Anti-Dilution Provisions”). The 2014 Warrants are also subject to customary adjustments in the event of stock dividends and splits, subsequent rights offerings and pro rata distributions to the Company’s common stockholders, and provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Warrant or any of its affiliates beneficially would then own more than 4.9% of the Company’s Common Stock. The Company may be required to make certain payments to the 2014 Investors under certain circumstances in the future pursuant to the terms of the Securities Purchase Agreement and the 2014 Registration Rights Agreement. These potential future payments include: (a) potential partial damages for failure to register the Common Stock issued or issuable upon exercise of 2014 Warrants in a cash amount equal to 1% of the price paid to the Company by each investor in the 2014 Private Placement Financing on the date of and on each 30-day anniversary of such failure until the cure thereof; (b) amounts payable if the Company and its transfer agent fail to timely remove certain restrictive legends from certificates representing shares of Common Stock issued in the 2014 Private Placement Financing or issuable upon exercise of the 2014 Warrants; (c) expense reimbursement for the lead investor in the 2014 Private Placement Financing; and (d) payments in respect of claims for which the Company provides indemnification. There is no cap to the potential consideration.

On December 1, 2014, the Company entered into an agreement with Cranshire Capital Master Fund, Ltd. (“Cranshire”), which was the lead investor in the 2014 Private Placement Financing, to amend certain provisions of the 2014 Warrants (“December 2014 Amendment ). Under the terms of the December 2014 Amendment, the 2014 Warrants were amended to (i) reduce the exercise price of the Series B Warrants from $0.35 to $0.20; (ii) reduce the exercise price of the Series C Warrants from $0.40 to $0.20; and (iii) clarify that each series of 2014 Warrants may be amended without having to amend all three series of 2014 Warrants. The number of shares of the Company’s Common Stock, which may be purchased from the Company upon exercise of each 2014 Warrant, remained unchanged. In conjunction with the December 2014 Amendment, the Company recognized a loss on the modification of 2014 Warrants in the amount of $1,300,170, which was determined using Monte Carlo Simulation valuation model.

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

For the three months ended December 31, 2016, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s common stock, resulting in gross proceeds to the Company of $220,000. As of December 31, 2017 and September 30, 2017, all Series A, Series B and Series C Warrants have either expired or have been exercised.

8.	2015 PRIVATE PLACEMENT FINANCING

Beginning June 22, 2015 and through June 30, 2015, the Company entered into a series of substantially similar subscription agreements (“Subscription Agreement”) with 20 accredited investors (“2015 Investors”) providing for the issuance and sale by the Company to the 2015 Investors, in a private placement, of an aggregate of 14,390,754 Units (“Unit”) at a purchase price of $0.22 per Unit (“2015 Private Placement Financing”). Each Unit consisted of a share of Common Stock (“2015 Shares”) and a Series D Warrant to purchase a share of Common Stock at an exercise price of $0.25 per share at any time prior to the fifth anniversary of the issuance date of the Series D Warrant (“Series D Warrants”) and the shares issuable upon exercise of the Series D Warrants, (“2015 Warrant Shares”). The Company did not engage any underwriter or placement agent in connection with the 2015 Private Placement Financing, and the aggregate gross proceeds raised by the Company in the 2015 Private Placement Financing totaled approximately $3,200,000.

The Company’s obligation to issue and sell the 2015 Shares and the Series D Warrants and the corresponding obligation of the 2015 Investors to purchase such 2015 Shares and Series D Warrants were subject to a number of conditions precedent including, but not limited to, the amendment of the Company’s Series A Warrants and Series C Warrants to delete certain of the anti-dilution provisions contained therein, as described in Note 8, 2014 Private Placement Financing, and other customary closing conditions. The conditions precedent were satisfied June 30, 2015 (the “ Initial Closing Date ”), and the Company conducted an initial closing (the “ Initial Closing”) pursuant to which it sold and 19 of the 2015 Investors (“Initial Investors”) purchased 13,936,367 Units at an aggregate purchase price of $3,066,000. On July 2, 2015, the Company conducted a second closing (“Second Closing”) and together with the Initial Closing, (“Closings”) pursuant to which it sold and one of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of $100,000.

On the Initial Closing Date, the Company entered into a registration rights agreement with the Initial Investors (“2015 Registration Rights Agreement”), pursuant to which the Company was obligated, subject to certain conditions, to file with the Securities and Exchange Commission within 90 days after the closing of the 2015 Private Placement Financing one or more registration statements (any such registration statement, a “Resale Registration Statement”) to register the 2015 Shares and the 2015 Warrant Shares for resale under the Securities Act. The remaining 2015 Investor became a party to the 2015 Registration Rights Agreement upon the consummation of the Second Closing. The Company’s failure to satisfy certain filing and effectiveness deadlines with respect to a Resale Registration Statement and certain other requirements set forth in the 2015 Registration Rights Agreement may subject the Company to payment of monetary penalties. On October 27, 2015, we received from the SEC a Notice of Effectiveness of our Registration Statement related to the 2015 Private Placement Financing (“2015 S-1”) which satisfied some of our obligation to register these securities with the SEC.

The 2015 Registration Rights Agreement also obligated the Company to register the resale of all securities covered by the 2015 Registration Rights Agreement on a short-form registration statement on Form S-3 as soon as the Company becomes eligible to use Form S-3. On October 31, 2016, the Company filed a resale registration statement on Form S-3 (“2015 S-3”) to register the remaining securities covered by the 2015 Registration Rights Agreement, and the 2015 S-3 was declared effective on November 23, 2016. Pursuant to Rule 429 promulgated under the Securities Act, the 2015 S-3 contained a combined prospectus that covered the securities that remained unsold under the 2015 S-1 and also registered those same securities under the 2015 S-3. Under Rule 429, the 2015 S-3 also constituted a post-effective amendment to the 2015 S-1, which became effective on the date that the 2015 S-3 was declared effective.

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

During the three months ended December 31, 2017, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 227,273 shares of the Company’s Common stock resulting in gross proceeds to the Company of $56,818. During the three months ended December 31, 2016, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 250,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $62,500. As of December 31, 2017 up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

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

9.	2016 PRIVATE PLACEMENT FINANCING

Beginning May 24, 2016 and through May 26, 2016, we entered into a series of substantially similar subscription agreements (each a “2016 Subscription Agreement ) with 18 accredited investors (“2016 Investors ) providing for the issuance and sale by the Company to the 2016 Investors, in a private placement, of an aggregate of 9,418,334 Units at a purchase price of $0.36 per Unit (“2016 Private Placement Financing”). Each Unit consisted of a share of Common Stock, and a Series E Warrant to purchase 0.75 shares of Common Stock at an exercise price of $0.4380 per share at any time prior to the fifth anniversary of the issuance date of the Series E Warrant (“Series E Warrants”) and the shares issuable upon exercise of the Series E Warrants, (“Series E Warrant Shares”). The exercise price of the Series E Warrants was set to equal the closing price of our Common Stock on the date of their issuance (May 26, 2016), which was $0.4380, and therefore the Series E Warrants were not issued at a discount to the market price of our Common Stock as of such date. The gross proceeds to Arch were approximately $3.4 million before deducting financing costs of approximately $281,000.

The number of shares of Common Stock into which each of the Series E Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Series E Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, (i) at any time during the term of the Series E Warrants, we may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by our Board of Directors (“Board“); and (ii) certain of the Series E Warrants provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Series E Warrant, together with its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% of the Common Stock; provided, however , the holder, upon notice to us, may increase or decrease the ownership limitation, provided that any increase is limited to a maximum of 9.99% of the Company’s Common Stock, and any increase in the ownership limitation will not become effective until the 61st day after delivery of such notice.

We engaged Maxim Group LLC (“Maxim”) as our exclusive institutional investor placement agent in connection with the 2016 Private Placement Financing, and in consideration for the services provided by it, Maxim was entitled to receive cash fees equal to 8.2% of the gross proceeds received by us from certain institutional investors participating in the 2016 Private Placement Financing (“Maxim Investors”), as well as reimbursement for all reasonable expenses incurred by it in connection with its engagement. We received gross proceeds of approximately $3,390,600 in the aggregate, of which approximately $2,084,000 was attributable to the Maxim Investors, resulting in a fee of approximately $170,888.

On May 26, 2016, we entered into a registration rights agreement with the 2016 Investors (“2016 Registration Rights Agreement”), pursuant to which we became obligated, subject to certain conditions, to file with the Securities and Exchange Commission (“SEC”) within 45 days after the closing of the 2016 Private Placement Financing one or more registration statements (the “ 2016 S-1 ”) to register the shares of Common Stock issued in the Closings and the Series E Warrant Shares for resale under the Securities Act of 1933, as amended (“Securities Act”). As a result, we registered for resale under the 2016 S-1 an aggregate of 16,482,082 shares of Common Stock, representing the 9,418,334 shares issued at the closing of the 2016 Private Placement Financing and the 7,063,748 shares underlying the Series E Warrants. On July 13, 2016, we received from the SEC a Notice of Effectiveness of the 2016 S-1, which satisfied some of our obligation to register these securities with the SEC.

The 2016 Registration Rights Agreement also obligated the Company to register the resale of all securities covered by the 2016 Registration Rights Agreement on a short-form registration statement on Form S-3 as soon as the Company becomes eligible to use Form S-3. On October 31, 2016, the Company filed a resale registration statement on Form S-3 (“2016 S-3”) to register the remaining securities covered by the 2016 Registration Rights Agreement, and the 2016 S-3 was declared effective on November 23, 2016. Pursuant to Rule 429 promulgated under the Securities Act, the 2016 S-3 contained a combined prospectus that covered the securities that remained unsold under the 2016 S-1 and also registered those same securities under the 2016 S-3. Under Rule 429, the 2016 S-3 also constituted a post-effective amendment to the 2016 S-1, which became effective on the date that the 2016 S-3 was declared effective.

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

During the three months ended December 31, 2017, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 15,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $6,570. During the three months ended December 31, 2016, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 175,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $76,650. As of December 31, 2017 up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

On February 20, 2017, the Company entered into Securities Purchase Agreement with 6 accredited investors (“2017 Investors”) providing for the issuance and sale by the Company to the 2017 Investors of an aggregate of 10,166,664 units at a purchase price of $0.60 per Unit in a registered offering (“2017 Financing”). The securities comprising the units sold in the 2017 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and 0.55 of a Series F Warrant to purchase one share of Common Stock at an exercise price of $0.75 per share at any time prior to the fifth anniversary of the issuance date of the Series F Warrant subject to certain restrictions on exercise (“2017 Warrants”) and the shares issuable upon exercise of the 2017 Warrants, (“2017 Warrant Shares”). Provisions in the 2017 SPA restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. The gross proceeds to Arch from the 2017 Financing, which closed on February 24, 2017, were approximately $6.1 million before deducting financing costs of approximately $112,000.

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

As of December 31, 2017, no Series F Warrants have been exercised.

As noted in Note 6, on September 28, 2016, the Company and the Massachusetts Life Sciences Center (“MLSC”) entered into the Amendment. Pursuant to this Amendment, the term “Qualified Financing” was defined to mean one or more financing transactions in which the Company received, in a single transaction or series of transactions, cumulative net proceeds of not less than five million dollars ($5,000,000) at any time after October 3, 2016. On March 3, 2017 approximately $830,000 of the offering proceeds were used to satisfy the Company’s outstanding indebtedness to MLSC under the MLSC Loan Agreement.

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

On the Closing Date, February 24, 2017 the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid in capital. During the three months ended December 31, 2017 and 2016, $1,971,549 and $0 was recorded to decrease to fair value of derivative, respectively. For the year ended September 30, 2017, $433,923 was recorded to increase in fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2017	September 30, 2017
Balance at beginning of year	$3,430,033	$-

Issuances	-	2,996,110

Adjustments to estimated fair value	(1,971,549)	433,923

Ending balance at December 31, and September 30, 2017	$1,458,484	$3,430,033

The derivative liabilities were valued as of December 31, 2017 and September 30, 2017 using the Black Scholes Model with the following assumptions:

	December 31, 2017	September 30, 2017
Closing price per share of common stock	$0.43	$0.60
Exercise price per share	$0.75	$0.75
Expected volatility	98.68%	109.77%
Risk-free interest rate	2.09%	1.89%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	4.14	4.39

11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events from January 1, 2018 through January 31, 2018, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes included in this report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission (“SEC”).

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

Corporate Overview

Arch Therapeutics, Inc., (together with its subsidiary, the “Company” or “Arch”) was incorporated under the laws of the State of Nevada on September 16, 2009, under the name Almah, Inc. to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, the Company completed a merger (“Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company abandoned its prior business plan and changed its operations to the business of a biotechnology company. Our principal offices are located in Framingham, Massachusetts.

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

We believe that the results of early data from preclinical tests have shown quick and effective hemostasis with the use of AC5 relative to that reported with other types of hemostatic agents, and that time to hemostasis is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners”. Based on testing results to date, we believe that AC5 is biocompatible. Arch Therapeutics’ technology has demonstrated hemostasis in liver and other organs in in vivo surgical models, including durable hemostasis within 15 seconds. SAP compositions have been tested in small animal organs (i.e. liver, skin, muscle, brain, eye, spine, spleen, arteries and veins). In mammalian vision models (severed hamster optic tract and in our ocular tissue pilot studies, SAPs demonstrated biocompatibility and the ability to rapidly and reliably stop bleeding) and limit inflammation.

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

Our long-term business plan includes the following goals:

•	conducting required biocompatibility studies and, subsequently, additional clinical trials on AC5 and related products;

•	expanding and maintaining protection of our intellectual property portfolio;

•	developing appropriate third-party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 and related products in the EU, the U.S., and other jurisdictions as we may determine;

•	continuing or developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding as required to support the milestones described previously and our operations generally;

•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	further clinical development of our product platform;

•	pursue regulatory clearance for commercialization;

•	continue to expand and enhance our financial and operational reporting and controls;

•	seek commercial partnerships;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio;

•	obtain regulatory input into subsequent clinical trial designs;

•	assess our self-assembling peptide platforms in order to identify and select product candidates for advancement into development.

We believe that the Company has cash on hand to meet its anticipated cash requirements into the fourth quarter of Fiscal 2018. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in calendar year 2018, we may need to raise additional capital prior to the fourth quarter of Fiscal 2018. For example, on December 18, 2017, we announced that we voluntarily withdrew a 510(k) notice for AC5 Topical Gel from the FDA, with plans to submit a new 510(k) notice as soon as possible following further discussion with the FDA. In connection with those discussions, we will determine the most prudent path forward, which may include generating additional data and/or submitting additional documentation, and which could increase our cash needs. In addition, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the three months ended December 31, 2017, we had a net income of $389,176 versus a net loss of $1,401,501 in the comparable period in the prior year. The income for the three months ended December 31, 2017 is attributable to the decrease in the fair value of the derivative liability. The loss for the three months ended December 31, 2016 is attributable to general and administrative costs, primarily relating to legal costs associated with intellectual property, patent application and prosecution costs, and general corporate legal expenses and research and development expenses, including clinical trials. Cash used in operating activities decreased $279,098 during the three months ended December 31, 2017 to $1,095,904, compared to $1,375,002 for the three months ended December 31, 2016. Cash at December 31, 2017 decreased by $1,035,979 to $4,958,073 compared to $5,994,052 as of September 30, 2017.

Recent Developments

On July 17, 2017, we filed a 510(k) notice with the U.S. Food and Drug Administration (FDA) for AC5™ Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from FDA near the end of the agency’s 90-day performance goal timeline for a final decision on 510(k) notices. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notice. Arch is committed to continued collaboration with FDA to appropriately address the outstanding questions and plans to submit a new 510(k) notice as soon as possible following further discussion with the agency. In connection with those discussions, we will determine the most prudent path forward, which may include generating additional data and/or submitting additional documentation.

During the three months ended December 31, 2017, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 227,273 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $56,818, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 15,000 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $6,570.

During the three months ended December 31, 2017, 225,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 116,883 shares of the Company’s Common Stock.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

	December 31,	December 31,	Increase
	2017	2016	(Decrease)
	($)	($)	($)
Revenue
Operating Expenses
General and administrative	1,001,511	1,026,644	(25,133)
Research and development	580,862	349,287	231,575
Loss from operations	(1,582,373)	(1,375,931)	206,442
Other income (expense)	1,971,549	(25,570)	1,997,119
Net income/(loss)	389,176	(1,401,501)	1,790,677

Revenue

We did not generate revenue in either of the three months ended December 31, 2017 and 2016.

General and Administrative Expense

General and administrative expenses during the three months ended December 31, 2017 were $1,001,511 decrease of $25,133 compared to $1,026,644 for the three months ended December 31, 2016. The decrease in general and administrative expense is primarily attributable to reduced defense of patent and patent prosecution costs, and consulting costs partially offset by new hires. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended December 31, 2017 was $580,862, an increase of $231,575 compared to $349,287 for the three months ended December 31, 2016. The increase in research and development expense is primarily attributable to an increase in new hires, product and development costs, and stock based compensation. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income (Expense)

Other income during the three months ended December 31, 2017 was $1,971,549, an increase of $1,997,119 compared to total other expense of $25,570 for the three months ended December 31, 2016. The increase in other income/(expense) was the result of the change in derivative liabilities and a decrease in interest expense due to the payment in full of the note payable.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At December 31, 2017, we had cash of $4,958,073 and positive working capital of $4,558,960.

Working Capital

At December 31, 2017, we had total current assets of $5,029,477 (including cash of $4,958,073) and working capital of $4,558,960. Our working capital as of December 31, 2017 and September 30, 2017 is summarized as follows:

	December 31,	September 30,
	2017	2017
Total Current Assets	$5,029,477	$6,079,395
Total Current Liabilities	470,517	433,531
Working Capital	$4,558,960	$5,645,864

Total current assets as of December 31, 2017 were $5,029,477 a decrease of $1,049,918 compared to $6,079,395 as of September 30, 2017. The decrease in current assets is primarily attributable to general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate partially offset by proceeds received from the exercise of Series D Warrants and Series E Warrants. Our total current assets as of December 31, 2017 and September 30, 2017 were comprised primarily of cash and prepaid expenses.

Total current liabilities as of December 31, 2017 were $470,517, an increase of $36,986 compared to $433,531 as of September 30, 2017. The increase is primarily due to the timing of product and development costs. Our total current liabilities as of December 31, 2017 and September 30, 2017 were comprised of accounts payable and accrued expenses and other liabilities.

Cash Flow for the three months ended

	December 31,	December 31,
	2017	2016
Cash Used in Operating Activities	$(1,095,904)	$(1,375,002)
Cash Used in Investing Activities	(3,463)	(4,293)
Cash Provided by Financing Activities	63,388	130,556
Net decrease in cash	$(1,035,979)	$(1,248,739)

Cash Used in Operating Activities

Cash used in operating activities decreased $279,098 to $1,095,904 during the three months ended December 31, 2017 compared to $1,375,002 during the three months ended December 31, 2016. The decrease was primarily due to decreased patent protection and prosecution costs partially offset by new hires and product and development costs.

Cash Used in Investing Activities

Cash used in investing activities decreased $830 to $3,463 during the three months ended December 31, 2017, compared to $4,293 during the three months ended December 31, 2016. For the three months ended December 31, 2017 the cash used in investing activities is attributed to leasehold improvements for the Company’s additional office space. For the three months ended December 31, 2016 the cash used in investing activities is attributed to the purchase of computer equipment.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $67,168 to $63,388 during the three months ended December 31, 2017, compared to $130,556 during the three months ended December 31, 2016. For the three months ended December 31, 2017, the cash provided by financing resulted from $56,818 from the exercise of Series D Warrants to purchase 227,273 shares of our Common Stock, and $6,570 from the exercise of the Series E Warrants to purchase 15,000 shares of our Common Stock. For the three months ended December 31, 2016, the cash provided by financing resulted from proceeds received of $220,000 from the exercise of Series A Warrants to purchase 1,100,000 shares of our Common Stock, proceeds received of $62,500 from the exercise of the Series D Warrants to purchase 250,000 shares of our Common Stock and proceeds received of $76,650 from the exercise of the Series E Warrants to purchase 175,000 shares of our Common Stock. The proceeds were partially offset by the payment of $228,594 of principal of the Company’s Note Payable.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of January 31, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in calendar year 2018, we may need to raise additional capital prior to the fourth quarter of Fiscal 2018. For example, on December 18, 2017, we announced that we voluntarily withdrew a 510(k) notice for AC5 Topical Gel from the FDA, with plans to submit a new 510(k) notice as soon as possible following further discussion with the FDA. In connection with those discussions, we will determine the most prudent path forward, which may include generating additional data and/or submitting additional documentation, and which could increase our cash needs. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs. In addition, as described in greater detail under the Risk Factor entitled “ The terms of the 2017 Financing could impose additional challenges on our ability to raise funding in the future,” included in this Quarterly Report on Form 10-Q, the 2017 SPA imposes certain restrictions on our ability to issue equity or debt securities.

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The Company anticipates that it will have enough cash on hand into the fourth quarter of fiscal 2018, however, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2017, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”), was signed into law by the President of the United States. The Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company has determined and completed the accounting for certain income tax effects of the new Tax Cuts and Jobs Act (the “Act”) in applying FASB ASC 740 to the current reporting period. As the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the reported amounts in these financials statements as a result of the Act.

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with FASB ASC Topic 815, Derivatives and Hedging. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate.

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

ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” was issued by the FASB in March 2016. The purpose of this amendment is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2016-09 during our first quarter of fiscal year 2018, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods

ASU 2016-02, “Leases (Topic 842)” was issued by the FASB in February. 2016. The purpose of this amendment requires the recognition of lease assets and lease liabilities by lessees for those leases previously classified as operating leases. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2017, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of January 31, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018, depending upon additional input from EU and US regulatory authorities, as well as our potential for additional regulatory filing(s), approval(s) and allowance(s) in calendar year 2018, we will need to raise additional capital prior to the fourth quarter of Fiscal 2018. For example, on December 18, 2017, we announced that we voluntarily withdrew a 510(k) notice for AC5 Topical Gel from the FDA, with plans to submit a new 510(k) notice as soon as possible following further discussion with the FDA. In connection with those discussions, we will determine the most prudent path forward, which may include generating additional data and/or submitting additional documentation, and which could increase our cash needs. In any event, during or prior to the fourth quarter of Fiscal 2018, we will need to obtain additional cash to continue operations and fund our planned future operations, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern.

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

Based on our current operating expenses and working capital requirements, as of January 31, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, as well as the potential for more than one regulatory filing and approval in calendar year 2018 we may need to raise additional capital prior to the fourth quarter of Fiscal 2018. For example, on December 18, 2017, we announced that we voluntarily withdrew a 510(k) notice for AC5 Topical Gel from the FDA, with plans to submit a new 510(k) notice as soon as possible following further discussion with the FDA. In connection with those discussions, we will determine the most prudent path forward, which may include generating additional data and/or submitting additional documentation, and which could increase our cash needs. In any event, during or prior to the fourth quarter of Fiscal 2018, we will need to obtain additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5 in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

•	the extent to which we decide to generate additional data in connection with the recent voluntary withdrawal of a 510(k) notice for AC5 Topical Gel and planned submission after discussions with the FDA;

•	the scope, progress and results of our research and development collaborations;

•	the extent of potential direct or indirect grant funding for our research and development activities;

•	the scope, progress, results, costs, timing and outcomes of any regulatory process and clinical trials conducted for any of our product candidates;

•	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;

•	the timing of and the costs involved in obtaining regulatory approvals for our product candidates;

•	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the costs associated with maintaining and expanding our product pipeline;

•	the costs associated with expanding our geographic focus;

•	operating revenues, if any, received from sales of our product candidates, if any are approved by the U.S. Food and Drug Administration (“ FDA ”) or other applicable regulatory agencies;

•	the cost associated with being a public company, including obligations to regulatory agencies, and increased investor relations and corporate communications expenses; and

•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees.

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We have obtained research and development support through collaborative arrangements, such as the Project Agreement that we entered into with the National University of Ireland Galway (“NUIG”) on May 28, 2015, and we may continue to seek funding through additional collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all. In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the Securities Purchase Agreement that we entered into on February 20, 2017 (“2017 SPA”) in connection with the registered direct financing that closed on February 24, 2017 (“2017 Financing”). In particular, certain provisions within the 2017 SPA restrict our ability to effect or enter into an agreement to effect any issuance by us or any of our subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. Finally, servicing the interest and principal repayment obligations under any debt facilities that we may enter into in the future could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

The terms of the 2017 Financing could impose additional challenges on our ability to raise funding in the future.

The 2017 SPA imposes certain restrictions on our ability to issue equity or debt securities. In particular, the 2017 SPA includes provisions restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. As of January 31, 2018, none of the lead investors have exercised or transferred any of their Series F Warrants. As defined in the 2017 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

Our short operating history may hinder our ability to successfully meet our objectives.

We are a development stage company subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. Our operations to date have been primarily limited to organizing and staffing, developing and securing our technology and undertaking funding preclinical studies of our lead product candidates, and funding one clinical trial. We have not demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

Risks Related to the Development and Commercialization of our Product Candidates

The Company voluntarily withdrew a 510(k) notice to the FDA on December 18, 2017, and the future success of our business is significantly dependent on the success of our being able to obtain regulatory approval for our flagship development stage product candidates, known collectively as the AC5 devices.

On July 17, 2017, we filed a 510(k) notice with the U.S. Food and Drug Administration (FDA) for AC5™ Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from FDA near the end of the agency’s 90-day performance goal timeline for a final decision on 510(k) notices. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notice. Arch is committed to continued collaboration with FDA to appropriately address the outstanding questions and plans to submit a new 510(k) notice as soon as possible following further discussion with the agency. In connection with those discussions, we will determine the most prudent path forward, which may include generating additional data and/or submitting additional documentation.

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

We intend to utilize third-party manufacturers to manufacture and sterilize our products. We believe that our proposed manufacturing methods make our choice of manufacturer and sterilizer critical, as they must possess sufficient expertise in synthetic organic chemistry and device manufacturing. If such manufacturers are unable to properly manufacture to product specifications or sterilize our products adequately, that could severely limit our ability to market our products.

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

Our management has limited experience in conducting preclinical development activities and clinical trials. As a result, we have relied and will need to continue to rely on third-party research institutions, organizations and clinical investigators to conduct our preclinical and clinical trials and support our regulatory submissions. If we are unable to reach agreement with qualified research institutions, organizations and clinical investigators on acceptable terms, or if any resulting agreement is terminated prior to the completion of our clinical trials, then our product development efforts could be materially delayed or otherwise harmed. Further, our reliance on third parties to conduct our clinical trials and support our regulatory submissions will provide us with less control over the timing and cost of those trials, the ability to recruit suitable subjects to participate in the trials, and the timing, cost, and probability of success for the regulatory submissions. Moreover, the FDA and other regulatory authorities require that we comply with standards, commonly referred to as good clinical practices (“GCP”), for conducting, recording and reporting the results of our preclinical development activities and our clinical trials, to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Additionally, both we and any third-party contractor performing preclinical and clinical studies are subject to regulations governing the treatment of human and animal subjects in performing those studies. Our reliance on third parties that we do not control does not relieve us of those responsibilities and requirements. If those third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or clinical trials in accordance with regulatory requirements or stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Any of those circumstances would materially harm our business and prospects.

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

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. While the Company has completed its first clinical trial in Western Europe, clinical trials that are planned or which have or shall commence for any of our product candidates could be delayed or fail for a number of reasons, including if:

•	the FDA or other regulatory authorities, or other relevant decision-making bodies do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;

•	sufficient suitable subjects do not enroll, enroll more slowly than anticipated or remain in our trials;

•	we fail to produce necessary amounts of product candidate;

•	subjects experience an unacceptable rate of efficacy of the product candidate;

•	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product candidate;

•	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;

•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;

•	third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on the anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or an institutional review board (“IRB”) or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;

•	manufacturing facilities of our third-party manufacturers are ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“ cGMP ”) or other applicable requirements;

•	third-party contractors become debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements;

•	the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third-party contractors are unable to satisfy;

•	one or more IRB refuses to approve, suspends or terminates a trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial;

•	the FDA or other regulatory authorities seek the advice of an advisory committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;

•	the FDA or other regulatory authorities require us to expand the size and scope of the clinical trials, which we may not be able to do; or

•	the FDA or other regulatory authorities impose prohibitive post-marketing restrictions on any of our product candidates that attain regulatory approval.

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

In 2007, the Food and Drug Administration Amendments Act of 2007 (“FDAAA”) was adopted. This legislation grants significant powers to the FDA, many of which are aimed at assuring the safety of medical products after approval. For example, the FDAAA grants the FDA authority to impose post-approval clinical study requirements, require safety-related changes to product labeling and require the adoption of complex risk management plans. Pursuant to the FDAAA, the FDA may require that a new product be used only by physicians with specialized training, only in specified health care settings, or only in conjunction with special patient testing and monitoring. The legislation also includes requirements for disclosing clinical study results to the public through a clinical study registry, and renewed requirements for conducting clinical studies to generate information on the use of products in pediatric patients. Under the FDAAA, companies that violate these laws are subject to substantial civil monetary penalties. The requirements and changes imposed by the FDAAA, or any other new legislation, regulations or policies that grant the FDA or other regulatory agencies additional authority that further complicates the process for obtaining marketing approval and/or further restricts or regulates post-marketing approval activities, could make it more difficult and more costly for us to obtain and maintain approval of any of our product candidates.

Public perception of ethical and social issues may limit or discourage the type of research we conduct.

Our clinical trials will involve human subjects, and third parties with whom we contract also conduct research involving animal subjects. Governmental authorities could, for public health or other purposes, limit the use of human or animal research or prohibit the practice of our technology. Further, ethical and other concerns about our or our third-party contractors’ methods, particularly the use of human subjects in clinical trials or the use of animal testing, could delay our research and preclinical and clinical trials, which would adversely affect our business and financial condition.

Use of third parties to manufacture our product candidates may increase the risk that preclinical development, clinical development and potential commercialization of our product candidates could be delayed, prevented or impaired.

We have limited personnel with experience in medical device development and manufacturing, do not own or operate manufacturing facilities, and generally lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently intend to outsource all or most of the clinical and commercial manufacturing and packaging of our product candidates to third parties. However, we have not established long-term agreements with any third-party manufacturers for the supply of any of our product candidates. There are a limited number of manufacturers that operate under cGMP regulations and that are capable of and willing to manufacture our lead product candidates utilizing the manufacturing methods that are required to produce our product candidates, and our product candidates will compete with other product candidates for access to qualified manufacturing facilities. If we have difficulty locating third-party manufacturers to develop our product candidates for preclinical and clinical work, then our product development programs will experience delays and otherwise suffer. We may also be unable to enter into agreements for the commercial supply of products with third-party manufacturers in the future, or may be unable to do so when needed or on acceptable terms. Any such events could materially harm our business.

Reliance on third-party manufacturers entails risks to our business, including without limitation:

•	the failure of the third-party to maintain regulatory compliance, quality assurance, and general expertise in advanced manufacturing techniques and processes that may be necessary for the manufacture of our product candidates;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;

•	failure of the third-party manufacturers to meet the demand for the product candidate, either from future customers or for preclinical or clinical trial needs;

•	the possible breach of the manufacturing agreement by the third-party; and

•	the possible termination or non-renewal of the agreement by the third-party at a time that is costly or inconvenient for us.

The failure of any of our contract manufacturers to maintain high manufacturing standards could result in harm to clinical trial, participants or patients using the products. Such failure could also result in product liability claims, product recalls, product seizures or withdrawals, delays or failures in testing or delivery, cost overruns or other problems that could seriously harm our business or profitability. Further, our contract manufacturers will be required to adhere to FDA and other applicable regulations relating to manufacturing practices. Those regulations cover all aspects of the manufacturing, testing, quality control and recordkeeping relating to our product candidates and any products that we may commercialize in the future. The failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval or other required certifications of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business, financial condition and operations.

Materials necessary to manufacture our product candidates may not be available on time, on commercially reasonable terms, or at all, which may delay or otherwise hinder the development and commercialization of those product candidates.

We will rely on the manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for preclinical and clinical studies, and may continue to rely on those suppliers for commercial distribution if we obtain marketing approval or other required certifications for any of our product candidates. The materials to produce our products may not be available when needed or on commercially reasonable terms, and the prices for such materials may be susceptible to fluctuations. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements relating to the commercial production of any of these materials. If these materials cannot be obtained for our preclinical and clinical studies, product testing and potential regulatory approval of our product candidates would be delayed, which would significantly impact our ability to develop our product candidates and materially adversely affect our ability to meet our objectives and obtain operations success.

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

Acceptance in the marketplace of our lead product candidates depends in part on our and our third-party contractors’ ability to establish programs for the training of surgeons in the proper usage of those product candidates, which will require significant expenditure of resources. Convincing surgeons to dedicate the time and energy necessary to properly train to use new products and techniques is challenging, and we may not be successful in those efforts. If surgeons are not properly trained, they may ineffectively use our product candidates. Such misuse could result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us. Accordingly, even if our product candidates are superior to alternative treatments, our success will depend on our ability to gain and maintain market acceptance for those product candidates among certain select groups of the population and develop programs to effectively train them to use those products. If we fail to do so, we will not be able to generate revenue from product sales and our business, financial condition and results of operations will be adversely affected.

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

Risks Related to our Intellectual Property

If we are unable to obtain and maintain protection for intellectual property rights that we own, seek, or have licensed from other parties, the value of our technology and products will be adversely affected

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Many of our owned or licensed patent applications are pending. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. Because our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business. Our licensed MIT European patent No. 1879606 was recently opposed; however, this patent was maintained in amended form following an administrative hearing. Both parties have appealed this decision. If the Opponents prevail in the appeal, European Patent No. 1879606 will be fully or partially invalidated, resulting in potential loss of rights. Our licensed MIT Japanese patent No. 5204646 was recently challenged in a Japanese court. The Japanese Court issued a decision in our favor to maintain the patent in its entirety. The Opponent has appealed the decision. If the Opponent prevails in the appeal, Japanese Patent No. 5204646 will be fully or partially invalidated, resulting in potential loss of rights. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects.

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

Many of our owned or licensed patent applications are pending, and our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis

As of January 5, 2018, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Three patent portfolios assigned to Arch Biosurgery, Inc. include a total of 28 patents and pending applications in a total of nine jurisdictions, including seven patents and pending applications in the US. These portfolios cover self-assembling peptides and methods of use thereof, including five issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; and US 9,339,476) that expire between 2026 and 2034 (absent patent term extension) as well as nine patents that have been either allowed, issued or granted in foreign jurisdictions.

We have also entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (“MIT”) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include a total of 23 patents and pending applications drawn to self-assembling peptides and methods of use thereof in a total of nine jurisdictions. The portfolios include four issued US patents (US 9,511,113; US 9,084,837; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent patent term extension), as well as thirteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Our research, development and commercialization activities, as well as any product candidates or products resulting from those activities, may infringe or be accused of infringing a patent or other intellectual property under which we do not hold a license or other rights. Third parties may own or control those patents or other rights in the U.S. or abroad, and could bring claims against us that would cause us to incur substantial time, expense, and diversion of management attention. If a patent or other intellectual property infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales, if any, of the applicable product or product candidate that is the subject of the suit. In order to avoid or settle potential claims with respect to any of the patent or other intellectual property rights of third parties, we may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both. Any such license may not be available on acceptable terms, or at all. Even if we or our future collaborators were able to obtain a license, the rights granted to us or them could be non-exclusive, which could result in our competitors gaining access to the same intellectual property rights and materially negatively affecting the commercialization potential of our planned products. Ultimately, we could be prevented from commercializing one or more product candidates, or be forced to cease some aspects of our business operations, if, as a result of actual or threatened infringement claims, we are unable to enter into licenses on acceptable terms or at all or otherwise settle such claims. Further, if any such claims were successful against us, we could be forced to pay substantial damages. Any of those results could significantly harm our business, prospects and operations.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of January 31, 2018 up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of January 31, 2018 up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

Similarly, in connection with our private placement financing that concluded on July 2, 2015 (“2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of January 31, 2018, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Additionally, as of January 31, 2018 18,838,192 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 15,324,210 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.72 per share and with a weighted average exercise price of $0.39 per share, and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, and the Series D Warrants granted in connection with the 2015 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of January 31, 2018 we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. These FINRA requirements make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our Common Stock and could have an adverse effect on the market for our shares.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of January 31, 2018, Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, Dr. Avtar Dhillon, the Chairman of our Board of Directors, and James R. Sulat, a director, beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 18.0% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. All statements made in this report on Form 10-Q other than statements of historical fact are statements that could be deemed forward-looking statements, including without limitation statements about our business plan, our plan of operations and our need to obtain future financing. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation, risks related to:

•	Our ability to continue as a going concern;

•	Our ability to obtain financing necessary to operate our business;

•	Our limited operating history;

•	The results of our research and development activities, including uncertainties relating to the preclinical and clinical testing of our product candidates;

•	The early stage of our primary product candidate presently under development;

•	Our ability to develop, obtain required approvals for and commercialize our product candidates;

•	Our ability to recruit and retain qualified personnel;

•	Our ability to manage any future growth we may experience;

•	Our ability to obtain and maintain protection of our intellectual property;

•	Our dependence on third-party manufacturers, suppliers, research organizations, academic institutions, testing laboratories and other potential collaborators;

•	The size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;

•	Our ability to successfully complete potential acquisitions and collaborative arrangements;

•	Competition in our industry;

•	General economic and business conditions; and

•	Other factors discussed under the section entitled “Risk Factors”.

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

ARCH THERAPEUTICS, INC.

Date: February 1, 2018	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2018	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

