Form 10-Q
period 2018-03-31
Arch Therapeutics, Inc.
filed 2018-04-26
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of April 25, 2018, 154,052,013 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three and Six Months ended March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of March 31, 2018 (Unaudited) and September 30, 2017

	March 31, 2018 (Unaudited)	September 30, 2017
ASSETS
Current assets:
Cash	$3,377,998	$5,994,052
Prepaid expenses	69,857	85,343
Total current assets	3,447,855	6,079,395

Long-term assets:
Property and equipment, net	15,228	7,188
Other assets	3,500	3,500
Total long-term assets	18,728	10,688

Total assets	$3,466,583	$6,090,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$317,494	$264,876
Accrued expenses and other liabilities	74,483	168,655
Total current liabilities	391,977	433,531

Long-term liabilities:
Long-term derivative liability	1,000,000	3,430,033
Total long-term liabilities	1,000,000	3,430,033

Total liabilities	1,391,977	3,863,564

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,052,013 and 138,182,075 shares issued and outstanding as of March 31, 2018 and September 30, 2017, respectively	150,302	149,943
Additional paid-in capital	32,593,935	31,580,022
Accumulated deficit	(30,669,631)	(29,503,446)
Total stockholders’ equity	2,074,606	2,226,519

Total liabilities and stockholders' equity	$3,466,583	$6,090,083

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended March 31, 2018 and 2017

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	999,388	1,494,204	2,000,899	2,520,847
Research and development expenses	1,014,457	709,919	1,595,319	1,059,206
Total operating expenses	2,013,845	2,204,123	3,596,218	3,580,053

Operating loss	(2,013,845)	(2,204,123)	(3,596,218)	(3,580,053)

Other income (expense):
Decrease to fair value of derivative	458,484	361,506	2,430,033	361,506
Interest expense	-	(26,815)	-	(52,385)
Total other income (expense)	458,484	334,691	2,430,033	309,121

Net loss	$(1,555,361)	$(1,869,432)	$(1,166,185)	$(3,270,932)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted common shares - basic and diluted	150,302,013	140,513,488	150,222,429	137,893,324

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2018 and 2017

	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Cash flows from operating activities:
Net loss	$(1,166,185)	$(3,270,932)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,854	477
Stock-based compensation	950,884	1,013,367
Noncash interest expense on notes payable	-	22,118
Issuance of restricted stock for services	-	162,000
Decrease to fair value of derivative	(2,430,033)	(361,506)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	15,486	(237,446)
Increase (decrease) in:
Accounts payable	52,618	(247,825)
Accrued expenses and other liabilities	(94,172)	(157,471)
Accrued interest	-	(331,000)
Net cash used in operating activities	(2,669,548)	(3,408,218)

Cash flows from investing activities:
Purchases of property and equipment	(9,894)	(4,293)
Net cash used in investing activities	(9,894)	(4,293)

Cash flows from financing activities:
Proceeds from exercise of warrants	63,388	537,659
Proceeds from issuance of common stock and warrants	-	6,068,686
Payments on note payable	-	(1,000,000)
Net cash provided by financing activities	63,388	5,606,345

Net (decrease) increase in cash	(2,616,054)	2,193,834

Cash, beginning of year	5,994,052	5,036,476

Cash, end of period	$3,377,998	$7,230,310

Non-cash financing activities:
Exercise of stock options - cashless	$117	$107
Financing Costs on issuance of common stock and warrants	$-	$93,687
Warrant derivative liability	$-	$2,996,110

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2017. There have been no material changes to our significant accounting policies during the three and six months ended March 31, 2018.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2018 and September 30, 2017.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three and six months ended March 31, 2018 and 2017 there has not been any impairment of long-lived assets.

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

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of March 31, 2018 and September 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”), was signed into law by the President of the United States. The Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company has determined and completed the accounting for certain income tax effects of the new Tax Cuts and Jobs Act in applying FASB ASC 740 to the current reporting period. As the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the reported amounts in these financials statements as a result of the Act.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Prior to January 1, 2018, the Company did not have a sufficient history of market prices of the common stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), using historical volatilities of similar public entities. Effective January 1, 2018, the Company is using its historical market prices to calculate the volatility of its common stock. The life term for awards uses simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

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

At March 31, 2018 and September 30, 2017, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from April 1, 2018 and ending on April 25, 2018 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 11.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of March 31, 2018, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreement that the Company entered into on February 20, 2017 (the “2017 SPA”) restricts the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At March 31, 2018 and September 30, 2017, property and equipment consisted of:

	Estimated Useful Life	March 31, 2018	September 30, 2017

Computer equipment	3 years	$8.686	$8,686

Leasehold improvements	3 years	3,463	-

Furniture and fixtures	5 years	9,356	2,925

Lab equipment	5 years	1,000	1,000

		22,505	12,611

Less – accumulated depreciation		7,277	5,423

Property and equipment, net		$15,228	$7,188

For the three months ended March 31, 2018 and 2017 depreciation expense recorded was $1,130 and $357, respectively. For the six months ended March 31, 2018 and 2017 depreciation expense recorded was $1,854 and $477, respectively.

4.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2017, a maximum number of 19,114,256 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2017, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 22,114,256 shares.

As of March 31, 2018, a total of 14,624,212 options had been issued to employees and directors and 5,407,506 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three and six months ended March 31, 2018, the Company granted 915,000 options to employees and directors and 125,000 options to consultants to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and six months ended March 31, 2018 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three and six months ended March 31, 2018; expected volatility, 93.15% - 119.44%, risk-free interest rate, 1.31% - 2.74%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 1 to 10 years.

Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Since the Company has a limited history of occurrences of stock option forfeitures and a small number of employees it continues to estimate the forfeiture rate of its outstanding stock options as zero, but will continually evaluate its historical data as a basis for determining expected forfeitures.

Common Stock Options

Stock compensation activity under the 2013 Plan for the six months ended March 31, 2018 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2017	14,634,210	$0.39	4.72	$6,178,263
Awarded	1,040,000	$0.48	-	-
Exercised	(225,000)	$0.37	-	-
Forfeited/Cancelled	(870,000)	$0.37	-	-
Outstanding at March 31, 2018	14,579,210	$0.40	4.26	$440,410
Exercisable at March 31, 2018	11,951,457	$0.37	4.70	$437,619
Vested and expected to vest at March 31, 2018	14,579,210	$0.40	4.26	$440,410

As of March 31, 2018, 4,258,980 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $280,000 and $564,000, respectively. Of this amount during the three months ended March 31, 2018 and 2017, $148,000 and $192,000, respectively, was recorded to research and development expenses, and $132,000 and $372,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the six months ended March 31, 2018 and 2017 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $473,000 and $731,000, respectively. Of this amount during the six months ended March 31, 2018 and 2017, $209,000 and $228,000, respectively, was recorded to research and development expenses, and $264,000 and $503,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the three months ended March 31, 2018, no stock options awarded under the 2013 Stock Incentive Plan were exercised. During the six months ended March 31, 2018, 225,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 116,883 shares of the Company’s Common Stock. During the three and six months ended March 31, 2017, 240,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 106,666 shares of the Company’s Common Stock.

As of March 31, 2018, there is approximately $729,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.78 years.

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

Restricted stock activity under the 2013 Plan for the six months ended March 31, 2018 and 2017 follows:

	2018	2017
Non Vested at beginning of year	1,750,000	225,000
Awarded	-	1,750,000
Vested	-	(225,000)
Forfeited	-	-
Non Vested at March 31, 2018 and 2017	1,750,000	1,750,000

The weighted average restricted stock award date fair value information for the six months ended March 31, 2018 and 2017 follows:

	2018	2017
Non Vested at beginning of year	$0.65	$0.72
Awarded	-	0.65
Vested	-	0.72
Forfeited	-	-
Non Vested at March 31, 2018 and 2017	$0.65	$0.65

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the three months ended March 31, 2018 and 2017 compensation expense recorded for the restricted stock awards was approximately $140,000 and $141,000, respectively. For the six months ended March 31, 2018 and 2017 compensation expense recorded for the restricted stock awards was approximately $284,000 and $141,000, respectively.

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

Restricted Stock activity for the six months ended March 31, 2018 and 2017 is as follows:

	2018	2017
Non Vested at beginning of year	2,000,000	2,000,000
Awarded	-	-
Vested	-	-
Forfeited	-	-
Non Vested at March 31, 2018 and 2017	2,000,000	2,000,000

The weighted average restricted stock award date fair value information for the six months ended March 31, 2018 and 2017 follows:

	2018	2017
Non Vested at beginning of year	$0.39	$0.39
Awarded	-	-
Vested	-	-
Forfeited	-	-
Non Vested at March 31, 2018 and 2017	$0.39	$0.39

For the three months ended March 31, 2018 and 2017, compensation expense recorded for the restricted stock awards was approximately $96,000. For the six months ended March 31, 2018 and 2017, compensation expense recorded for the restricted stock awards was approximately $195,000.

6.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (“MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000 (“MLSC Loan”). The loan originally bore interest at a rate of 10% per annum, and was originally scheduled to become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction (“Qualified Sale”) or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period (“Qualified Financing”). The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of March 31, 2018.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The allocation of funds to the warrants resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For the three months ended March 31, 2018 and 2017, approximately $0 and $16,600, respectively of the loan discount was accreted to interest expense. For the six months ended March 31, 2018 and 2017, approximately $0 and $22,100, respectively of the loan discount was accreted to interest expense. As of March 31, 2018 and September 30, 2017, the balance of the MLSC loan was $0.

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

During the three months ended March 31, 2018 and 2017, the Company recorded Interest Expense of approximately $0 and $26,800, respectively. During the six months ended March 31, 2018 and 2017, the Company recorded Interest Expense of approximately $0 and $52,400, respectively.

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

For the six months ended March 31, 2017, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s common stock, resulting in gross proceeds to the Company of $220,000. As of March 31, 2018 and September 30, 2017, all Series A, Series B and Series C Warrants have either expired or have been exercised.

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

During the three and six months ended March 31, 2018, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 227,273, respectively shares of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $56,818, respectively. During the three and six months ended March 31,2017, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 363,637 and 613,637, respectively shares of the Company’s Common stock resulting in gross proceeds to the Company of $90,909 and $153,409, respectively. As of March 31, 2018 up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

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

Beginning May 24, 2016 and through May 26, 2016, we entered into a series of substantially similar subscription agreements (each a “2016 Subscription Agreement”) with 18 accredited investors (“2016 Investors”) providing for the issuance and sale by the Company to the 2016 Investors, in a private placement, of an aggregate of 9,418,334 Units at a purchase price of $0.36 per Unit (“2016 Private Placement Financing”). Each Unit consisted of a share of Common Stock, and a Series E Warrant to purchase 0.75 shares of Common Stock at an exercise price of $0.4380 per share at any time prior to the fifth anniversary of the issuance date of the Series E Warrant (“Series E Warrants”) and the shares issuable upon exercise of the Series E Warrants, (“Series E Warrant Shares”). The exercise price of the Series E Warrants was set to equal the closing price of our Common Stock on the date of their issuance (May 26, 2016), which was $0.4380, and therefore the Series E Warrants were not issued at a discount to the market price of our Common Stock as of such date. The gross proceeds to Arch were approximately $3.4 million before deducting financing costs of approximately $281,000.

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

During the three and six months ended March 31, 2018, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 15,000, respectively shares of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $6,570, respectively. During the three and six months ended March 31, 2017, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 250,000 and 375,000, respectively, shares of the Company’s Common stock resulting in gross proceeds to the Company of $109,500 and $164,250, respectively. As of March 31, 2018 up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

As of March 31, 2018, no Series F Warrants have been exercised. As of March 31, 2018 up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

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

On the Closing Date, February 24, 2017 the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid in capital. During the three months ended March 31, 2018 and 2017, $458,484 and $361,506 was recorded to decrease to fair value of derivative, respectively. During the six months ended March 31, 2018 and 2017, $2,430,033 and $361,506 was recorded to decrease to fair value of derivative, respectively. For the year ended September 30, 2017, $433,923 was recorded to increase in fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	March 31, 2018	September 30, 2017
Balance at beginning of year	$3,430,033	$-

Issuances	-	2,996,110

Adjustments to estimated fair value	(2,430,033)	433,923

Ending balance at March 31, 2018 and September 30, 2017	$1,000,000	$3,430,033

The derivative liabilities were valued as of March 31, 2018 and September 30, 2017 using the Black Scholes Model with the following assumptions

	March 31, 2018	September 30, 2017
Closing price per share of common stock	$0.32	$0.60
Exercise price per share	$0.75	$0.75
Expected volatility	97.42%	109.77%
Risk-free interest rate	2.48%	1.89%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	3.89	4.39

11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events from April 1, 2018 through April 25, 2018, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

We believe that the Company has cash on hand to meet its anticipated cash requirements into the fourth quarter of Fiscal 2018. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the fourth quarter of Fiscal 2018. For example, on December 18, 2017, we announced that we voluntarily withdrew a 510(k) notice for AC5 Topical Gel from the U.S. Food and Drug Administration (“FDA”, “the agency”), with plans to submit a new 510(k) notice as soon as possible following further discussion with the FDA, and on March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notice. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for resolving the FDA’s comments and, subject to any further comments that we may receive from the FDA, we would expect to conduct an additional study at a cost of approximately $100,000. Similarly, we also indicated in our March 12, 2018 announcement that we expect to file a CE mark in Europe for AC5 in the second half of 2018. In addition to the foregoing, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the three months ended March 31, 2018, we had a net loss of $1,555,361 versus a net loss of $1,869,432 in the comparable period in the prior year. For the six months ended March 31, 2018, we had a net loss of $1,166,185 versus a net loss of $3,270,932 in the comparable period in the prior year. The loss for the three months and six months ended March 31, 2018 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application, general corporate legal expenses and partially offset by adjustments of $485,484 and $2,430,033, respectively, to the derivative liabilities. The loss for the three months and six months ended March 31, 2017 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application, general corporate legal expenses all of which were partially offset by a $361,506 adjustment to the derivative liabilities. Cash used in operating activities decreased $738,670 during the six months ended March 31, 2018 to $2,669,548, compared to $3,408,218 for the six months ended March 31, 2017. Cash at March 31, 2018 decreased by $2,616,054 to $3,377,998 compared to $5,994,052 as of September 30, 2017.

Recent Developments

On July 17, 2017, we filed a 510(k) notice with the FDA for AC5™ Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from FDA near the end of the agency’s 90-day performance goal timeline for a final decision on 510(k) notices. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notice. Arch is committed to continued collaboration with FDA to appropriately address the outstanding questions and plans to submit a new 510(k) notice as soon as possible following further discussion with the agency. On March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notice. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for resolving the FDA’s comments and, subject to any further comments that we may receive from the FDA, we would expect to conduct an additional study at a cost of approximately $100,000.

During the six months ended March 31, 2018, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 227,273 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $56,818, and Series E Warrants had been exercised on a cash basis for an aggregate issuance of 15,000 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $6,570.

During the six months ended March 31, 2018, 225,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 116,883 shares of the Company’s Common Stock.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	March 31,	March 31,	Increase
	2018	2017	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	999,388	1,494,204	(494,816)
Research and development	1,014,457	709,919	304,538
Loss from operations	(2,013,845)	(2,204,123)	(190,278)
Other income (expense)	458,484	334,691	123,793
Net loss	(1,555,361)	(1,869,432)	314,071

Revenue

We did not generate revenue in either of the three months ended March 31, 2018 and 2017.

General and Administrative Expense

General and administrative expenses during the three months ended March 31, 2018 were $999,388 a decrease of $494,816 compared to $1,494,204 for the three months ended March 31, 2017. The decrease in general and administrative expense is primarily attributable to reduced defense of patent and patent prosecution costs, consulting costs and stock based compensation partially offset by payroll costs. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended March 31, 2018 was $1,014,457, an increase of $304,538 compared to $709,919 for the three months ended March 31, 2017. The increase in research and development expense is primarily attributable to an increase in product and development costs and new hires. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income (Expense)

Other income during the three months ended March 31, 2018 was $458,484, an increase of $123,793 compared to total other income of $334,691 for the three months ended March 31, 2017. The increase in other income was the result of the change in derivative liabilities and a decrease in interest expense due to the payment in full of the note payable.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

	March 31,	March 31,	Increase
	2018	2017	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	2,000,899	2,520,847	(519,948)
Research and development	1,595,319	1,059,206	536,113
Loss from operations	(3,596,218)	(3,580,053)	16,165
Other income (expense)	2,430,033	309,121	2,120,912
Net loss	(1,166,185)	(3,270,932)	2,104,747

Revenue

We did not generate revenue in either of the six months ended March 31, 2018 and 2017.

General and Administrative Expense

General and administrative expenses during the six months ended March 31, 2018 were $2,000,899 decrease of $519,948 compared to $2,520,847 for the six months ended March 31, 2017. The decrease in general and administrative expense is primarily attributable to reduced defense of patent and patent prosecution costs, consulting costs and stock based compensation. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the six months ended March 31, 2018 was $1,595,319, an increase of $536,113 compared to $1,059,206 for the six months ended March 31, 2017. The increase in research and development expense is primarily attributable to an increase in product and development costs, new hires and stock based compensation. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income (Expense)

Other income during the six months ended March 31, 2018 was $2,430,033, an increase of $2,120,912 compared to total other income of $309,121 for the six months ended March 31, 2017. The increase in other income was the result of the change in derivative liabilities and a decrease in interest expense due to the payment in full of the note payable.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At March 31, 2018, we had cash of $3,377,998 and positive working capital of $3,055,878.

Working Capital

At March 31, 2018, we had total current assets of $3,447,855 (including cash of $3,377,998) and working capital of $3,055,878. Our working capital as of March 31, 2018 and September 30, 2017 is summarized as follows:

	March 31,	September 30,
	2018	2017
Total Current Assets	$3,447,855	$6,079,395
Total Current Liabilities	391,977	433,531
Working Capital	$3,055,878	$5,645,864

Total current assets as of March 31, 2018 were $3,447,855 a decrease of $2,631,540 compared to $6,079,395 as of September 30, 2017. The decrease in current assets is primarily attributable to general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate partially offset by proceeds received from the exercise of Series D Warrants and Series E Warrants. Our total current assets as of March 31, 2018 and September 30, 2017 were comprised primarily of cash and prepaid expenses.

Total current liabilities as of March 31, 2018 were $391,977, a decrease of $41,554 compared to $433,531 as of September 30, 2017. The increase is primarily due to the timing of product and development costs. Our total current liabilities as of March 31, 2018 and September 30, 2017 were comprised of accounts payable and accrued expenses and other liabilities.

Cash Flow for the six months ended

	March 31,	March 31,
	2018	2017
Cash Used in Operating Activities	$(2,669,548)	$(3,408,218)
Cash Used in Investing Activities	(9,894)	(4,293)
Cash Provided by Financing Activities	63,388	5,606,345
Net (decrease) increase in cash	$(2,616,054)	$2,193,834

Cash Used in Operating Activities

Cash used in operating activities decreased $738,670 to $2,669,548 during the six months ended March 31, 2018 compared to $3,408,218 during the six months ended March 31, 2017. The decrease was primarily due to decreased patent protection and prosecution costs partially offset by new hires and product and development costs.

Cash Used in Investing Activities

Cash used in investing activities increased $5,601 to $9,894 during the six months ended March 31, 2018, compared to $4,293 during the six months ended March 31, 2017. For the six months ended March 31, 2018 the cash used in investing activities is attributed to leasehold improvements and office furniture for the Company’s additional office space. For the six months ended Marc 31, 2017 the cash used in investing activities is attributed to the purchase of computer equipment.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $5,542,957 to $63,388 during the six months ended March 31, 2018, compared to $5,606,345 during the six months ended March 31, 2017. For the six months ended March 31, 2018, the cash provided by financing resulted from $56,818 from the exercise of Series D Warrants to purchase 227,273 shares of our Common Stock, and $6,570 from the exercise of the Series E Warrants to purchase 15,000 shares of our Common Stock. For the six months ended March 31, 2017, the cash provided by financing resulted from proceeds received of $6,068,686 from the issuance of Common Stock and warrants in the 2017 Financing, $220,000 from the exercise of Series A Warrants to purchase 1,100,000 shares of our Common Stock, proceeds received of $153,409 from the exercise of the Series D Warrants to purchase 613,637 shares of our Common Stock and proceeds received of $164,250 from the exercise of the Series E Warrants to purchase 375,000 shares of our Common Stock. The proceeds were partially offset by the payment of $1,000,000 of principal of the Company’s Note Payable.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of April 25, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the fourth quarter of Fiscal 2018. For example, on December 18, 2017, we announced that we voluntarily withdrew a 510(k) notice for AC5 Topical Gel from the FDA, with plans to submit a new 510(k) notice as soon as possible following further discussion with the FDA, and on March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notice. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for resolving the FDA’s comments and, subject to any further comments that we may receive from the FDA, we would expect to conduct an additional study at a cost of approximately $100,000. Similarly, we also indicated inour March 12, 2018 announcement that we expect to file a CE mark in Europe for AC5 in the second half of 2018. In addition, our estimates of the amount of cash necessary to operate our business may prove to be wrong and we could spend our available financial resources much faster than we currently expect. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The Company anticipates that it will have enough cash on hand into the fourth quarter of fiscal 2018, however, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2018, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Prior to January 1, 2018, the Company did not have a sufficient history of market prices of the Common Stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Compensation-Stock Compensation (“ASC 718-10-S99”), using historical volatilities of similar public entities. Effective January 1, 2018, the Company is using its historical market prices to calculate the volatility of its common stock. The life term for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the financial statements, is based on awards that are ultimately expected to vest.

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

On December 22, 2017, the Tax Cuts and Jobs Act, was signed into law by the President of the United States. The Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company has determined and completed the accounting for certain income tax effects of the new Tax Cuts and Jobs Act in applying FASB ASC 740 to the current reporting period. As the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the reported amounts in these financials statements as a result of the Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of April 25, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the fourth quarter of Fiscal 2018. For example, on December 18, 2017, we announced that we voluntarily withdrew a 510(k) notice for AC5 Topical Gel from the FDA, with plans to submit a new 510(k) notice as soon as possible following further discussion with the FDA, and on March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notice. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for resolving the FDA’s comments and, subject to any further comments that we may receive from the FDA, we would expect to conduct an additional study at a cost of approximately $100,000. Similarly, we also indicated in our March 12, 2018 announcement that we expect to file a CE mark in Europe for AC5 in the second half of 2018. In any event, during or prior to the fourth quarter of Fiscal 2018, we will need to obtain additional cash to continue operations and fund our planned future operations, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern.

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

Based on our current operating expenses and working capital requirements, as of April 25, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the fourth quarter of Fiscal 2018. For example, on December 18, 2017, we announced that we voluntarily withdrew a 510(k) notice for AC5 Topical Gel from the FDA, with plans to submit a new 510(k) notice as soon as possible following further discussion with the FDA, and on March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notice. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for resolving the FDA’s comments and, subject to any further comments that we may receive from the FDA, we would expect to conduct an additional study at a cost of approximately $100,000. Similarly, we also indicated in our March 12, 2018 announcement that we expect to file a CE mark in Europe for AC5 in the second half of 2018 In any event, during or prior to the fourth quarter of Fiscal 2018, we will need to obtain additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5 in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

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

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We have obtained research and development support through collaborative arrangements, such as the Project Agreement that we entered into with the National University of Ireland Galway (“NUIG”) on May 28, 2015 and which recently concluded, and we may continue to seek funding through additional collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all. In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the Securities Purchase Agreement that we entered into on February 20, 2017 (“2017 SPA”) in connection with the registered direct financing that closed on February 24, 2017 (“2017 Financing”). In particular, certain provisions within the 2017 SPA restrict our ability to effect or enter into an agreement to effect any issuance by us or any of our subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of additional debt or through future equity issuances. Further, if we do raise capital through the sale of equity, or securities convertible into equity, the ownership of our then existing stockholders would be diluted, which dilution could be significant depending on the price at which we may be able to sell our securities. Also, if we raise additional capital through the incurrence of indebtedness, we may become subject to covenants restricting our business activities, and the holders of debt instruments may have rights and privileges senior to those of our equity investors. Finally, servicing the interest and principal repayment obligations under any debt facilities that we may enter into in the future could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis or on acceptable terms in the future, we would likely be required to delay, reduce or eliminate one or more of our product development activities, which could cause our business to fail.

The terms of the 2017 Financing could impose additional challenges on our ability to raise funding in the future.

The 2017 SPA imposes certain restrictions on our ability to issue equity or debt securities. In particular, the 2017 SPA includes provisions restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. As of April 25, 2018, none of the lead investors have exercised or transferred any of their Series F Warrants. As defined in the 2017 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

On July 17, 2017, we filed a 510(k) notice with the FDA for AC5™ Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from FDA near the end of the agency’s 90-day performance goal timeline for a final decision on 510(k) notices. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notice. Arch is committed to continued collaboration with FDA to appropriately address the outstanding questions and plans to submit a new 510(k) notice as soon as possible following further discussion with the agency. On March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notice. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for resolving the FDA’s comments and, subject to any further comments that we may receive from the FDA, we would expect to conduct an additional study at a cost of approximately $100,000.

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

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded existing regulations. Certain regulators are exhibiting less flexibility by requiring, for example, the collection of local preclinical and/or clinical data prior to approval. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect the global regulatory environment to continue to evolve, which could impact our ability to obtain future approvals for our products and increase the cost and time to obtain such approvals. By way of example, the European Union regulatory bodies recently finalized a new Medical Device Regulation (“MDR”). The MDR changes several aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device Identification (“UDI”). We, and the Notified Bodies who will oversee compliance to the new MDR, face uncertainties in the upcoming years as the MDR is rolled out and enforced, creating risks in several areas, including the CE Marking process, data transparency and application review timetables.

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

Risks Related to our Intellectual Property

If we are unable to obtain and maintain protection for intellectual property rights that we own, seek, or have licensed from other parties, the value of our technology and products will be adversely affected

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Many of our owned or licensed patent applications are pending. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. Because our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business. Our licensed MIT European patent No. 1879606 was recently opposed; however, this patent was maintained in amended form following an administrative hearing. Both parties have appealed this decision. If the Opponents prevail in the appeal, European Patent No. 1879606 will be fully or partially invalidated, resulting in potential loss of rights. Our licensed MIT Japanese patent No. 5204646 was recently challenged in a Japanese court. The Japanese Court issued a decision in our favor to maintain the patent in its entirety. The Opponent has appealed the decision. If the Opponent prevails in the appeal, Japanese Patent No. 5204646 will be fully or partially invalidated, resulting in potential loss of rights. European patent No. 2581097 was recently opposed. If the Opponents prevail, European Patent No. 2581097 could be fully or partially invalidated, resulting in potential loss of rights. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects.

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

Three patent portfolios assigned to Arch Biosurgery, Inc. include a total of 28 patents and pending applications in a total of nine jurisdictions, including seven patents and pending applications in the US. These portfolios cover self-assembling peptides and methods of use thereof, including five issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; and US 9,339,476) that expire between 2026 and 2034 (absent patent term extension) as well as ten patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of April 25, 2018 up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of April 25, 2018 up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

Similarly, in connection with our private placement financing that concluded on July 2, 2015 (“2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of April 25, 2018, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Additionally, as of April 25, 2018 18,838,190 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 14,579,210 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.72 per share and with a weighted average exercise price of $0.40 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, and the Series D Warrants granted in connection with the 2015 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of April 25, 2018 we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2018. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of April 25, 2018, Dr. Terrence W. Norchi, our President, Chief Executive Officer and a director, Dr. Avtar Dhillon, the Chairman of our Board of Directors, and James R. Sulat, a director, beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 18% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

ARCH THERAPEUTICS, INC.

Date: April 26, 2018	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2018	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

