Form 10-Q
period 2018-06-30
Arch Therapeutics, Inc.
filed 2018-08-02
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, 164,297,013 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine months ended June 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Arch Therapeutics, Inc.

Consolidated Balance Sheets

As of June 30, 2018 (Unaudited) and September 30, 2017

	June 30, 2018 (Unaudited)	September 30, 2017
ASSETS
Current assets:
Cash	$6,489,101	$5,994,052
Prepaid expenses	87,725	85,343
Total current assets	6,576,826	6,079,395

Long-term assets:
Property and equipment, net	19,121	7,188
Other assets	3,500	3,500
Total long-term assets	22,621	10,688

Total assets	$6,599,447	$6,090,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$183,154	$264,876
Accrued expenses and other liabilities	175,653	168,655
Total current liabilities	358,807	433,531

Long-term liabilities:
Long-term derivative liability	3,989,960	3,430,033
Total long-term liabilities	3,989,960	3,430,033

Total liabilities	4,348,767	3,863,564

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 154,052,013 and 153,692,857 shares issued and outstanding as of June 30, 2018 and September 30, 2017, respectively	150,535	149,943
Common stock subscribed but unissued, 9,070,000 shares	2,137,546	-
Additional paid-in capital	32,844,870	31,580,022
Accumulated deficit	(32,882,271)	(29,503,446)
Total stockholders’ equity	2,250,680	2,226,519

Total liabilities and stockholders' equity	$6,599,447	$6,090,083

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended June 30, 2018 and 2017

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	986,113	1,306,435	2,987,012	3,827,283
Research and development expenses	634,021	534,631	2,229,340	1,593,838
Total operating expenses	1,620,134	1,841,066	5,216,352	5,421,121

Operating loss	(1,620,134)	(1,841,066)	(5,216,352)	(5,421,121)

Other income (expense):
(Increase)/decrease to fair value of derivative	(592,506)	65,326	1,837,527	426,832
Interest expense	-	-	-	(52,385)
Total other income (expense)	(592,506)	65,326	1,837,527	374,447

Net loss	$(2,212,640)	$(1,775,740)	$(3,378,825)	$(5,046,674)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted common shares - basic and diluted	150,550,189	147,019,042	150,331,682	140,924,128

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended June 30, 2018 and 2017

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Cash flows from operating activities:
Net loss	$(3,378,825)	$(5,046,674)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,561	835
Stock-based compensation	1,282,052	1,578,663
Noncash interest expense on notes payable	-	22,118
Issuance of restricted stock for services	-	162,000
Decrease to fair value of derivative	(1,837,527)	(426,832)

Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	(2,382)	(43,508)
Increase (decrease) in:
Accounts payable	(81,722)	(168,762)
Accrued expenses and other liabilities	(73,002)	(135,303)
Accrued interest	-	(331,000)
Net cash used in operating activities	(4,087,845)	(4,388,463)

Cash flows from investing activities:
Purchases of property and equipment	(15,494)	(4,293)
Net cash used in investing activities	(15,494)	(4,293)

Cash flows from financing activities:
Proceeds from exercise of warrants	63,388	537,659
Proceeds from subscribed but unissued common stock and warrants	4,535,000	-
Proceeds from issuance of common stock and warrants	-	5,987,122
Payments on note payable	-	(1,000,000)
Net cash provided by financing activities	4,598,388	5,524,781

Net increase in cash	495,049	1,132,025

Cash, beginning of year	5,994,052	5,036,476

Cash, end of period	$6,489,101	$6,168,501

Non-cash financing activities:
Warrant derivative liability	$2,397,454	$2,996,110
Financing costs on issuance of common stock and warrants	$80,000	$-
Exercise of stock options - cashless	$117	$107
Restricted stock - vested	$233	$-

Cash paid for
Interest on note	$-	$361,268

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2017. There have been no material changes to our significant accounting policies during the three and nine months ended June 30, 2018.

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

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2018-07, “Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting” was issued by the Financial Accounting Standards Board (FASB) in June 2018. The purpose of this amendment is to address aspects of the accounting for nonemployee share-based payment transactions. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued by the FASB in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2018 and September 30, 2017.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three and nine months ended June 30, 2018 and 2017 there has not been any impairment of long-lived assets.

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

Income Taxes

In accordance with ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences or events that have been included in the Company’s consolidated financial statements and/or tax returns. Deferred tax assets and liabilities are based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is probable that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable. The Company has no reserves related to uncertain tax positions as of June 30, 2018 and September 30, 2017.

On December 22, 2017, the Tax Cuts and Jobs Act (“Act”), was signed into law by the President of the United States. The Act includes a number of changes, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. The Company has determined and completed the accounting for certain income tax effects of the new Tax Cuts and Jobs Act in applying FASB ASC 740 to the current reporting period. As the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the reported amounts in these financials statements as a result of the Act.

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

At June 30, 2018 and September 30, 2017, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from July 1, 2018 and ending on August 1, 2018 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 12.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of June 30, 2018, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively. In addition, the 2018 SPA restricts, subject to certain customary exemptions, from June 28, 2018 until 90 days after July 2, 2018 (i.e., September 30, 2018), the Company and its subsidiaries from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At June 30, 2018 and September 30, 2017, property and equipment consisted of:

	Estimated Useful Life	June 30, 2018	September 30, 2017

Furniture and fixtures	5 years	$9,356	$2,925

Leasehold improvements	3 years	9,063	-

Computer equipment	3 years	8,686	8,686

Lab equipment	5 years	1,000	1,000

		28,105	12,611

Less – accumulated depreciation		8,984	5,423

Property and equipment, net		$19,121	$7,188

For the three months ended June 30, 2018 and 2017 depreciation expense recorded was $1,706 and $358, respectively. For the nine months ended June 30, 2018 and 2017 depreciation expense recorded was $3,561 and $835, respectively.

4.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (“2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2017, a maximum number of 19,114,256 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (“Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2017, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 22,114,256 shares.

As of June 30, 2018, a total of 14,624,212 options had been issued to employees and directors and 5,407,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three and nine months ended June 30, 2018, the Company granted 0 and 915,000 options to employees and directors, respectively, and 0 and 125,000 options to consultants, respectively, to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and nine months ended June 30, 2018 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three and nine months ended June 30, 2018; expected volatility, 93.15% - 119.44%, risk-free interest rate, 1.31% - 2.85%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 6.25 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Common Stock Options

Stock compensation activity under the 2013 Plan for the nine months ended June 30, 2018 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2017	14,634,210	$0.39	4.72	$6,178,263
Awarded	1,040,000	$0.48	-	-
Exercised	(225,000)	$0.37	-	-
Forfeited/Cancelled	(1,078,332)	$0.41	-	-
Outstanding at June 30, 2018	14,370,878	$0.39	4.15	$1,788,273
Exercisable at June 30, 2018	12,334,062	$0.37	4.46	$1,716,680
Vested and expected to vest at June 30, 2018	14,370,878	$0.39	4.15	$1,788,273

As of June 30, 2018, 4,467,314 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $145,000 and $326,000, respectively. Of this amount during the three months ended June 30, 2018 and 2017, $54,000 and $82,000, respectively, was recorded to research and development expenses, and $91,000 and $244,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the nine months ended June 30, 2018 and 2017 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $628,000 and $1,058,000, respectively. Of this amount during the nine months ended June 30, 2018 and 2017, $264,000 and $289,000, respectively, was recorded to research and development expenses, and $364,000 and $769,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the three months ended June 30, 2018, no stock options awarded under the 2013 Stock Incentive Plan were exercised. During the nine months ended June 30, 2018, 225,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 116,883 shares of the Company’s Common Stock. During the three months ended June 30, 2017, no stock options awarded under the 2013 Stock Incentive Plan were exercised. During the nine months ended June 30, 2017, 240,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 106,666 shares of the Company’s Common Stock.

As of June 30, 2018, there is approximately $505,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.53 years.

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

Restricted stock activity under the 2013 Plan for the nine months ended June 30, 2018 and 2017 follows:

	2018	2017
Non Vested at beginning of year	1,750,000	225,000
Awarded	-	1,750,000
Vested	-	(225,000)
Forfeited	-	-
Non Vested at June 30, 2018 and 2017	1,750,000	1,750,000

The weighted average restricted stock award date fair value information for the nine months ended June 30, 2018 and 2017 follows:

	2018	2017
Non Vested at beginning of year	$0.65	$0.72
Awarded	-	0.65
Vested	-	0.72
Forfeited	-	-
Non Vested at June 30, 2018 and 2017	$0.65	$0.65

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For both the three months ended June 30, 2018 and 2017 compensation expense recorded for the restricted stock awards was approximately $142,000. For the nine months ended June 30, 2018 and 2017 compensation expense recorded for the restricted stock awards was approximately $425,000 and $229,000, respectively.

5.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant are outside the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. On May 1, 2018, the vesting date for 1,767,000 shares was amended to November 2018. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. During the nine months ended June 30, 2018, 233,000 shares of restricted stock awarded outside the 2013 Plan vested.

Restricted Stock activity for the nine months ended June 30, 2018 and 2017 is as follows:

	2018	2017
Non Vested at beginning of year	2,000,000	2,000,000
Awarded	-	-
Vested	(233,000)	-
Forfeited	-	-
Non Vested at June 30, 2018 and 2017	1,767,000	2,000,000

The weighted average restricted stock award date fair value information for the nine months ended June 30, 2018 and 2017 follows:

	2018	2017
Non Vested at beginning of year	$0.39	$0.39
Awarded	-	-
Vested	0.39	-
Forfeited	-	-
Non Vested at June 30, 2018 and 2017	$0.39	$0.39

For the three months ended June 30, 2018 and 2017, compensation expense recorded for the restricted stock awards was approximately $34,000 and $97,000, respectively. For the nine months ended June 30, 2018 and 2017, compensation expense recorded for the restricted stock awards was approximately $229,000 and $293,000, respectively.

6.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (“MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000 (“MLSC Loan”). The loan originally bore interest at a rate of 10% per annum, and was originally scheduled to become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction (“Qualified Sale”) or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period (“Qualified Financing”). The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of June 30, 2018.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The allocation of funds to the warrants resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For both the three months ended June 30, 2018 and 2017, approximately $0 of the loan discount was accreted to interest expense. For the nine months ended June 30, 2018 and 2017, approximately $0 and $22,100, respectively of the loan discount was accreted to interest expense. As of June 30, 2018 and September 30, 2017, the balance of the MLSC loan was $0.

On September 28, 2016, the Company and MLSC entered into that certain Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement (“Amendment”). Under the terms of the Amendment, (i) interest on the MLSC Loan decreased from 10% per annum to 7% per annum beginning October 3, 2016; and (ii) the MLSC Loan became due and payable on the earlier of October 3, 2017 (“Maturity Date”), the occurrence of a Corporate Event (which was defined as the occurrence of either a Qualified Sale or Qualified Financing), or the occurrence of a Default (as defined in the promissory note issued in connection with the MLSC Loan Agreement). In addition, under the terms of the Amendment, (a) beginning October 3, 2016, the Company began amortizing the principal and accrued interest under the MLSC Loan by making the first of 13 monthly payments of approximately $106,022, with the last payment scheduled to occur on the Maturity Date; and (b) the term “Qualified Financing” was defined to mean one or more financing transactions in which we receive, in a single transaction or series of transactions, cumulative net proceeds of not less than five million dollars ($5,000,000) at any time after October 3, 2016. As a result of the Amendment, the Company expected to reduce interest expenses that would otherwise be incurred under the MLSC Loan Agreement by approximately $232,000 due to the effect of the amortization payments and the lower 7% per annum interest rate. On February 24, 2017, the Company completed a registered direct offering with gross proceeds of approximately $6.1 million, which under the Amendment, qualified as a Corporate Event. On March 3, 2017 approximately $830,000 of the offering proceeds were used to satisfy the outstanding indebtedness to the MLSC under the MLSC Loan Agreement. As a result of the Amendment and the acceleration of the Company’s obligation to repay the MLSC Loan as a result of the offering, the Company reduced interest expense that would otherwise be incurred under the MLSC Loan Agreement by approximately $250,000.

For both the three months ended June 30, 2018 and 2017, the Company recorded interest expense of $0. During the nine months ended June 30, 2018 and 2017, the Company recorded interest expense of approximately $0 and $52,000, respectively.

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

On December 1, 2014, the Company entered into an agreement with Cranshire Capital Master Fund, Ltd. (“Cranshire”), which was the lead investor in the 2014 Private Placement Financing, to amend certain provisions of the 2014 Warrants (“December 2014 Amendment”). Under the terms of the December 2014 Amendment, the 2014 Warrants were amended to (i) reduce the exercise price of the Series B Warrants from $0.35 to $0.20; (ii) reduce the exercise price of the Series C Warrants from $0.40 to $0.20; and (iii) clarify that each series of 2014 Warrants may be amended without having to amend all three series of 2014 Warrants. The number of shares of the Company’s Common Stock, which may be purchased from the Company upon exercise of each 2014 Warrant, remained unchanged. In conjunction with the December 2014 Amendment, the Company recognized a loss on the modification of 2014 Warrants in the amount of $1,300,170, which was determined using Monte Carlo Simulation valuation model.

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

On June 22, 2015 the Company entered into an amendment to the Series A Warrants and Series C Warrants to purchase Common Stock (“June 2015 Amendment”), with Cranshire, to (i) delete the Anti-Dilution Provisions in the Series A Warrants and Series C Warrants; and (ii) extend the expiration date of the Series C Warrants from to 5:00 p.m., New York time, on July 2, 2015 to 5:00 p.m., New York time, on July 2, 2016. In consideration of Cranshire’s entrance into the June 2015 Amendment (and for no additional consideration), the Company agreed to issue to the holders of the 2014 Warrants up to 570,000 shares of Company’s Common Stock subject to the delivery by each such holder of an investor certificate to the Company (such shares of Common Stock, the “Inducement Shares”). All 570,000 Inducement Shares have been issued. In conjunction with the modifications to the Series A and Series C Warrants in the June 2015 Amendment, the Company recognized a gain on modification of warrants, net of Inducement Shares, in the amount of $927,373 which was determined using the Black Scholes model. As of June 22, 2015, the Company determined that its Series A and C Warrants were eligible for equity classification due to the elimination of the full ratchet anti-dilution provision. As a result, as of June 22, 2015, the then-current value of the derivative liabilities of $3,263,753 was reclassified as equity within the Company’s consolidated financial statements.

For the nine months ended June 30, 2017, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s common stock, resulting in gross proceeds to the Company of $220,000. As of June 30, 2018 and September 30, 2017, all Series A, Series B and Series C Warrants have either expired or have been exercised.

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

The Company’s obligation to issue and sell the 2015 Shares and the Series D Warrants and the corresponding obligation of the 2015 Investors to purchase such 2015 Shares and Series D Warrants were subject to a number of conditions precedent including, but not limited to, the amendment of the Company’s Series A Warrants and Series C Warrants to delete certain of the anti-dilution provisions contained therein, as described in Note 8, 2014 Private Placement Financing, and other customary closing conditions. The conditions precedent were satisfied June 30, 2015 (“Initial Closing Date”), and the Company conducted an initial closing (“Initial Closing”) pursuant to which it sold and 19 of the 2015 Investors (“Initial Investors”) purchased 13,936,367 Units at an aggregate purchase price of $3,066,000. On July 2, 2015, the Company conducted a second closing (“Second Closing”) and together with the Initial Closing, (“Closings”) pursuant to which it sold and one of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of $100,000.

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

During the three and nine months ended June 30, 2018, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 227,273, respectively shares of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $56,818, respectively. During the three and nine months ended June 30,2017, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 613,637, respectively shares of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $153,409, respectively. As of June 30, 2018, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

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

Beginning May 24, 2016 and through May 26, 2016, we entered into a series of substantially similar subscription agreements (each a “2016 Subscription Agreement”) with 18 accredited investors (“2016 Investors”) providing for the issuance and sale by the Company to the 2016 Investors, in a private placement, of an aggregate of 9,418,334 Units at a purchase price of $0.36 per Unit (“2016 Private Placement Financing”). Each Unit consisted of a share of Common Stock, and a Series E Warrant to purchase 0.75 shares of Common Stock at an exercise price of $0.4380 per share at any time prior to the fifth anniversary of the issuance date of the Series E Warrant (“Series E Warrants”) and the shares issuable upon exercise of the Series E Warrants, (“Series E Warrant Shares”). The exercise price of the Series E Warrants was set to equal the closing price of our Common Stock on the date of their issuance (May 26, 2016), which was $0.4380, and therefore the Series E Warrants were not issued at a discount to the market price of our Common Stock as of such date. The gross proceeds to Arch were approximately $3.4 million before deducting financing costs of approximately $281,000.The number of shares of Common Stock into which each of the Series E Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Series E Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, (i) at any time during the term of the Series E Warrants, we may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by our Board of Directors (“Board“); and (ii) certain of the Series E Warrants provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Series E Warrant, together with its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% of the Common Stock; provided, however , the holder, upon notice to us, may increase or decrease the ownership limitation, provided that any increase is limited to a maximum of 9.99% of the Company’s Common Stock, and any increase in the ownership limitation will not become effective until the 61st day after delivery of such notice.

We engaged Maxim Group LLC (“Maxim”) as our exclusive institutional investor placement agent in connection with the 2016 Private Placement Financing, and in consideration for the services provided by it, Maxim was entitled to receive cash fees equal to 8.2% of the gross proceeds received by us from certain institutional investors participating in the 2016 Private Placement Financing (“Maxim Investors”), as well as reimbursement for all reasonable expenses incurred by it in connection with its engagement. We received gross proceeds of approximately $3,390,600 in the aggregate, of which approximately $2,084,000 was attributable to the Maxim Investors, resulting in a fee of approximately $171,000.

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

Following the Closing, each 2016 Investor was also issued Series E Warrants to purchase shares of the Company’s Common Stock up to 75% of the 2016 Shares purchased by such 2016 Investor under such 2016 Investor’s Subscription Agreement. The Series E Warrants have an exercise price of $0.438 per share, are exercisable immediately after their issuance and have a term of exercise equal to five years after their issuance date. The number of shares of the Company’s Common Stock into which each of the Series E Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series E Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, at any time during the term of the Series E Warrants, the Company may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by the Board of the Company.

During the three and nine months ended June 30, 2018, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 15,000, respectively shares of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $6,570, respectively. During the three and nine months ended June 30, 2017, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 375,000, respectively, shares of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $164,250, respectively. As of June 30, 2018, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

As of June 30, 2018, no Series F Warrants have been exercised. As of June 30, 2018, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

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

On the Closing Date, February 24, 2017 the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid in capital. During the three months ended June 30, 2018 and 2017, $(1,675,404) and $65,326 was recorded to (increase)/decrease the fair value of derivative, respectively. During the nine months ended June 30, 2018 and 2017, $1,837,527 and $426,832 recorded to decrease to fair value of derivative, respectively. For the year ended September 30, 2017, $433,923 was recorded to increase in fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2018	September 30, 2017
Balance at beginning of year	$3,430,033	$-

Issuances	-	2,996,110

Adjustments to estimated fair value	(1,837,527)	433,923

Ending balance at June 30, 2018 and September 30, 2017	$1,592,506	$3,430,033

The derivative liabilities were valued as of June 30, 2018 and September 30, 2017 using the Black Scholes Model with the following assumptions:

	June 30, 2018	September 30, 2017
Closing price per share of common stock	$0.48	$0.60
Exercise price per share	$0.75	$0.75
Expected volatility	99.16%	109.77%
Risk-free interest rate	2.68%	1.89%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	3.64	4.39

11.	2018 REGISTERED DIRECT OFFERING

On June 28, 2018, the Company entered into a Securities Purchase Agreement (“2018 SPA”) with 8 accredited investors (“2018 Investors”) providing for the issuance and sale by the Company to the 2018 Investors of an aggregate of 9,070,000 units at a purchase price of $0.50 per Unit in a registered offering (“2018 Financing”). The securities comprising the units sold in the 2018 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and 0.75 of a Series G Warrant to purchase one share of Common Stock at an exercise price of $0.70 per share at any time prior to the fifth anniversary of the issuance date of the Series G Warrant subject to certain restrictions on exercise (“2018 Warrants”) and the shares issuable upon exercise of the 2018 Warrants, (“2018 Warrant Shares”). As of June 30, 2018, the Company recorded the 9,070,000 shares as Common Stock Subscribed but Unissued. At July 2, 2018, the Closing Date of the 2018 Financing, the Company issued 9,070,000 shares of Common Stock.

The 2018 SPA contains certain restrictions in the Company’s ability to conduct subsequent sales of its equity securities. In particular, subject to certain customary exemptions, from June 28, 2018 until 90 days after July 2, 2018 (i.e., September 30, 2018), neither the Company nor any subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock. Similarly, until such time the three lead investors collectively own less than 20% of the Series G Warrants purchased by them pursuant to the 2018 SPA, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility. The gross proceeds to Arch from the 2018 Financing, which were received as of June 29, 2018, were approximately $4.5 million before deducting financing costs of approximately $80,000.

The number of shares of the Company’s Common Stock into which each of the Series G Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series G Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series G Warrant for an amount of cash equal to $0.11 for each share of Common Stock underlying the Series G Warrant.

As of June 30, 2018, no Series G Warrants have been exercised. As of June 30, 2018, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

Common Stock

As of June 30, 2018, the Company recorded the 9,070,000 shares as Common Stock Subscribed but Unissued. At July 2, 2018, the Closing Date of the 2018 Financing, the Company issued 9,070,000 shares of Common Stock.

Derivative Liabilities

The Company accounted for the Series G Warrants relating to the aforementioned 2018 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series G Warrants for an amount of cash equal to $0.11 for each share of Common Stock and the underlying Series G Warrants are not classified within stockholders’ equity, they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On June 30, 2018 the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,535,000, the remaining proceeds of $2,137,546 were allocated to the Common Stock Subscribed but Unissued. During the three and nine months ended June 30, 2018, $0 was recorded to decrease the fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	June 30, 2018
Balance at beginning of year	$-

Issuances	2,397,454

Adjustments to estimated fair value	-

Ending balance at June 30, 2018	$2,397,454

The derivative liabilities were valued as of June 30, 2018 using the Black Scholes Model with the following assumptions:

June 30, 2018
Closing price per share of common stock	$0.48
Exercise price per share	$0.50
Expected volatility	105.94%
Risk-free interest rate	2.73%
Dividend yield	—
Remaining expected term of underlying securities (years)	5.00

12.	SUBSEQUENT EVENTS

During the period commencing July 1, 2018 through August 1, 2018, stock options have been exercised for an aggregate issuance of 210,000 shares of the Company’s Common Stock resulting in gross proceeds of $77,700.

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

We believe that the Company has cash on hand to meet its anticipated cash requirements into the fourth quarter of Fiscal 2019. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the fourth quarter of Fiscal 2019. In addition to the foregoing, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

Liquidity

We are in the development stage and have generated no operating revenues to date. We also currently do not have any products that have obtained marketing approval in any jurisdiction. While we anticipate filing a 510(k) notification for our AC5™ Topical Gel in the third calendar quarter of 2018, there can be no assurance that the FDA will approve the notification.

We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the three months ended June 30, 2018, we had a net loss of $2,212,640 versus a net loss of $1,775,740 in the comparable period in the prior year. For the nine months ended June 30, 2018, we had a net loss of $3,378,825 versus a net loss of $5,046,674 in the comparable period in the prior year. The loss for the three months ended June 30, 2018 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application, general corporate legal expenses and by an adjustment of $592,506 to the derivative liabilities. The loss for the nine months ended June 30, 2018 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application, general corporate legal expenses partially offset by an adjustment of $1,837,527 to the derivative liabilities. The losses for each of the three and nine months ended June 30, 2017 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application, and general corporate legal expenses all of which were partially offset by adjustments to the derivative liabilities. Cash used in operating activities decreased $300,618, during the nine months ended June 30, 2018 to $4,087,845, compared to $4,388,463 for the nine months ended June 30, 2017. Cash at June 30, 2018 increased by $495,049 to $6,489,101 compared to $5,994,052 as of September 30, 2017.

Recent Developments

On July 17, 2017, we filed a 510(k) notification with the FDA for our AC5™ Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from the FDA near the end of the agency’s 90-day performance goal timeline for a final decision on 510(k) notifications. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notification, but noted at the time that it remained committed to continued collaboration with FDA to appropriately address the outstanding questions and planned to submit a new 510(k) notification as soon as possible following further discussion with the agency. On March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notification. As indicated in that March 12, 2018 announcement, we determined that generating human data and providing it to the FDA would be the most expeditious path forward to address the FDA’s comments. Subject to any further comments that we may receive from the FDA, we would expect to conduct that study at a cost of approximately $100,000.

On May 8, 2018, the Company announced that it would initiate the human skin sensitization study designed to address FDA comments on Arch’s previous 510(k) notification for its AC5™ Topical Gel. The agency provided feedback via the pre-submission process and indicated that the proposed study design was acceptable to support the Company’s future marketing application. On June 15, 2018, the Company further announced that it completed enrollment for the human skin sensitization study and that applications of the Company’s AC5™ Topical Gel were underway for all subjects. The study is anticipated to conclude during the third calendar quarter of 2018.

The sensitization study protocol was designed by Arch and its subject matter experts, and it incorporates recommendations provided by the FDA. The study, designed as a single-center, prospective, clinical investigation in approximately 50 healthy subjects, comprises an induction phase separated from a challenge phase by a rest period.

During the induction phase, AC5 on a patch is applied to each subject’s back three times weekly over 21 days for a total of 9 applications. With each re-application, the skin beneath the patch is evaluated, and any findings are scored per protocol. After a 14-day rest period, subjects enter the challenge phase, receive one additional application of AC5, and after a two-day rest period, are evaluated over 48 hours. If significant positive reactions occur subjects may be re-challenged in order to provide further information.

At present, the Company believes that there are no other material items to address with the FDA. Assuming supportive study findings, the Company expects to file the 510(k) notification in the third calendar quarter of 2018. That 510(k) notification would contain both the information previously reviewed by the FDA and the additional data discussed with the agency.

During the nine months ended June 30, 2018, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 227,273 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $56,818, and Series E Warrants had been exercised on a cash basis for an aggregate issuance of 15,000 shares of the Company’s Common Stock resulting in cash proceeds to the Company of $6,570.

During the nine months ended June 30, 2018, 225,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 116,883 shares of the Company’s Common Stock.

During the nine months ended June 30, 2018, 233,000 shares of restricted stock awarded outside the 2013 Plan vested.

On June 29, 2018, the Company announced the pricing of registered direct offering of 9,070,000 units, each unit consisting of a share of the Company’s common stock, and a Series G Warrant (“Series G Warrant”) to purchase 0.75 of a share of our common stock for the combined purchase price of $0.50 per unit. The Series G Warrants have an exercise price of $0.70 per share and are exercisable for a period of five years. The offering closed on July 2, 2018. The gross proceeds to Arch from the 2018 Financing, which were received as of June 29, 2018, were approximately $4.5 million before deducting financing costs of approximately $80,000.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	June 30,	June 30,	Increase
	2018	2017	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	986,113	1,306,435	(320,322)
Research and development	634,021	534,631	99,390
Loss from operations	(1,620,134)	(1,841,066)	(220,932)
Other income (expense)	(592,506)	65,326	657,832
Net loss	(2,212,640)	(1,775,740)	436,900

Revenue

We did not generate revenue in either of the three months ended June 30, 2018 and 2017.

General and Administrative Expense

General and administrative expenses during the three months ended June 30, 2018 were $986,113, a decrease of $320,332 compared to $1,306,435 for the three months ended June 30, 2017. The decrease in general and administrative expense is primarily attributable to reduced defense of patent and patent prosecution costs, consulting costs and stock based compensation partially offset by payroll costs. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended June 30, 2018 was $634,021, an increase of $99,390 compared to $534,631 for the three months ended June 30, 2017. The increase in research and development expense is primarily attributable to an increase in product and development costs and new hires. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income (Expense)

Other expense during the three months ended June 30, 2018 was $592,506, an increase of $657,832 compared to total other income of $65,326 for the three months ended June 30, 2017. The decrease in other income was the result of the change in derivative liabilities.

Nine months Ended June 30, 2018 Compared to Nine months Ended June 30, 2017

	June 30,	June 30,	Increase
	2018	2017	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	2,987,012	3,827,283	(840,271)
Research and development	2,229,340	1,593,838	635,502
Loss from operations	(5,216,352)	(5,421,121)	(204,769)
Other income (expense)	1,837,527	374,447	1,463,080
Net loss	(3,378,825)	(5,046,674)	(1,667,849)

Revenue

We did not generate revenue in either of the nine months ended June 30, 2018 and 2017.

General and Administrative Expense

General and administrative expenses during the nine months ended June 30, 2018 were $2,987,012 a decrease of $840,271 compared to $3,827,283 for the nine months ended June 30, 2017. The decrease in general and administrative expense is primarily attributable to reduced defense of patent and patent prosecution costs, consulting costs and stock based compensation. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the nine months ended June 30, 2018 was $2,229,340, an increase of $635,502 compared to $1,593,838 for the nine months ended June 30, 2017. The increase in research and development expense is primarily attributable to an increase in product and development costs, new hires and stock based compensation. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income (Expense)

Other income during the nine months ended June 30, 2018 was $1,837,537, an increase of 1,463,080 compared to total other income of $374,447 for the nine months ended June 30, 2017. The increase in other income was the result of the change in derivative liabilities and a decrease in interest expense due to the payment in full of the note payable.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At June 30, 2018, we had cash of $6,489,101 and positive working capital of $6,218,019.

Working Capital

At June 30, 2018, we had total current assets of $6,576,826 (including cash of $6,489,101) and working capital of $6,218,019. Our working capital as of June 30, 2018 and September 30, 2017 is summarized as follows:

	June 30,	September 30,
	2018	2017
Total Current Assets	$6,576,826	$6,079,395
Total Current Liabilities	358,807	433,531
Working Capital	$6,218,019	$5,645,864

Total current assets as of June 30, 2018 were $6,576,826 an increase of $497,431 compared to $6,079,395 as of September 30, 2017. The increase in current assets is primarily attributable to proceeds received from the 2018 financing and by proceeds received from the exercise of Series D Warrants and Series E Warrants, partially offset by general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of June 30, 2018 and September 30, 2017 were comprised primarily of cash and prepaid expenses.

Total current liabilities as of June 30, 2018 were $358,807, a decrease of $74,724 compared to $433,531 as of September 30, 2017. The decrease is primarily due to the timing of product and development costs. Our total current liabilities as of June 30, 2018 and September 30, 2017 were comprised of accounts payable and accrued expenses and other liabilities.

Cash Flow for the nine months ended

	June 30,	June 30,
	2018	2017
Cash Used in Operating Activities	$(4,087,845)	$(4,388,463)
Cash Used in Investing Activities	(15,494)	(4,293)
Cash Provided by Financing Activities	4,598,388	5,524,781
Net increase in cash	$495,049	$1,132,025

Cash Used in Operating Activities

Cash used in operating activities decreased $300,618 to $4,087,845 during the nine months ended June 30, 2018 compared to $4,388,463 during the nine months ended June 30, 2017. The decrease was primarily due to decreased patent protection and prosecution costs partially offset by new hires and product and development costs.

Cash Used in Investing Activities

Cash used in investing activities increased $11,201 to $15,494 during the nine months ended June 30, 2018, compared to $4,293 during the nine months ended June 30, 2017. For the nine months ended June 30, 2018 the cash used in investing activities is attributed to leasehold improvements and office furniture for the Company’s additional office space. For the nine months ended June 30, 2017 the cash used in investing activities is attributed to the purchase of computer equipment.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $926,393 to $4,598,388 during the nine months ended June 30, 2018, compared to $5,524,781 during the nine months ended June 30, 2017. For the nine months ended June 30, 2018, the cash provided by financing resulted from $4,535,000 from the subscription of Common Stock and warrants in the 2018 Financing, $56,818 from the exercise of Series D Warrants to purchase 227,273 shares of our Common Stock, and $6,570 from the exercise of the Series E Warrants to purchase 15,000 shares of our Common Stock. For the nine months ended June 30, 2017, the cash provided by financing resulted from $5,987,122 from the issuance of Common Stock and warrants in the 2017 Financing, $220,000 from the exercise of Series A Warrants to purchase 1,100,000 shares of our Common Stock, $153,409 from the exercise of the Series D Warrants to purchase 613,637 shares of our Common Stock and $164,250 from the exercise of the Series E Warrants to purchase 375,000 shares of our Common Stock. The proceeds were partially offset by the payment of $1,000,000 of principal of the Company’s Note Payable.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of August 1, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2019. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the fourth quarter of Fiscal 2019. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

We are in the development stage and have generated no operating revenues to date. We also currently do not have any products that have obtained marketing approval in any jurisdiction. While we anticipate filing a 510(k) notification for our AC5™ Topical Gel in the third calendar quarter of 2018, there can be no assurance that the FDA will approve the notification. Accordingly, we do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2017 SPA restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs. In addition, as described in greater detail under the Risk Factor entitled “The terms of the 2017 Financing and 2018 Financing could impose additional challenges on our ability to raise funding in the future,” included in this Quarterly Report on Form 10-Q, the 2017 SPA imposes certain restrictions on our ability to issue equity or debt securities.

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. While the Company anticipates that it will have enough cash on hand into the fourth quarter of fiscal 2019, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2018, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

Recent Accounting Guidance

Accounting Standards Update (ASU) 2018-07, “Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting” was issued by the Financial Accounting Standards Board (FASB) in June 2018. The purpose of this amendment is to address aspects of the accounting for nonemployee share-based payment transactions. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued by the FASB in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional clinical development and investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of August 1, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2019, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the fourth quarter of Fiscal 2019. For example, on December 18, 2017, we announced that we voluntarily withdrew a 510(k) notification for AC5 Topical Gel from the FDA, with plans to submit a new 510(k) notification as soon as possible following further discussion with the FDA, and on March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notification. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for resolving the FDA’s comments and, subject to any further comments that we may receive from the FDA, we would expect to conduct an additional study at a cost of approximately $100,000. Similarly, we also indicated in our March 12, 2018 announcement that we expect to file a CE mark in Europe for AC5 in the second half of 2018. In any event, during or prior to the fourth quarter of Fiscal 2019, we will need to obtain additional cash to continue operations and fund our planned future operations, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern.

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

Based on our current operating expenses and working capital requirements, as of August 1, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2019. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the fourth quarter of Fiscal 2019. For example, on December 18, 2017, we announced that we voluntarily withdrew a 510(k) notification for AC5 Topical Gel from the FDA, with plans to submit a new 510(k) notification as soon as possible following further discussion with the FDA, and on March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notification. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for resolving the FDA’s comments and, subject to any further comments that we may receive from the FDA, we would expect to conduct an additional study at a cost of approximately $100,000. Similarly, we also indicated in our March 12, 2018 announcement that we expect to file a CE mark in Europe for AC5 in the second half of 2018 In any event, during or prior to the fourth quarter of Fiscal 2019, we will need to obtain additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5 in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

•	the extent to which we decide to generate additional data in connection with the recent voluntary withdrawal of a 510(k) notification for AC5 Topical Gel and planned submission after discussions with the FDA;

•	the scope, progress and results of our research and development collaborations;

•	the extent of potential direct or indirect grant funding for our research and development activities;

•	the scope, progress, results, costs, timing and outcomes of any regulatory process and clinical trials conducted for any of our product candidates;

•	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;

•	the timing of and the costs involved in obtaining regulatory approvals for our product candidates;

•	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the costs associated with maintaining and expanding our product pipeline;

•	the costs associated with expanding our geographic focus;

•	operating revenues, if any, received from sales of our product candidates, if any are approved by the U.S. Food and Drug Administration (“FDA”) or other applicable regulatory agencies;

•	the cost associated with being a public company, including obligations to regulatory agencies, and increased investor relations and corporate communications expenses; and

•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees.

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We have obtained research and development support through collaborative arrangements, such as the Project Agreement that we entered into with the National University of Ireland Galway (“NUIG”) on May 28, 2015 and which concluded in the third quarter of fiscal 2018, and we may continue to seek funding through additional collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all.

In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the Securities Purchase Agreements that we entered into on February 20, 2017 (“2017 SPA”) and June 28, 2018 (the “2018 SPA”) in connection with the registered direct financings that closed on February 24, 2017 (“2017 Financing”) and July 2, 2018 (the “2018 Financing”), respectively, in each case as described in greater detail in the risk factor entitled “The terms of the 2017 Financing and 2018 Financing could impose additional challenges on our ability to raise funding in the future” below.

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

The terms of the 2017 Financing and 2018 Financing could impose additional challenges on our ability to raise funding in the future.

In particular, subject to certain customary exemptions, provisions in the 2018 SPA prevent the Company and its subsidiaries from issuing, entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock during the period commencing June 28, 2018 and ending September 30, 2018. Similarly, both the 2017 SPA and 2018 SPA contain provisions that provide that until such time as the three lead investors in the 2017 Financing and 2018 Financing, respectively, collectively own less than 20% of the Series F Warrants or Series G Warrants, as applicable, purchased by them pursuant to the 2017 SPA or 2018 SPA, as applicable, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction including, but not limited to, an equity line of credit or “At-the-Market” financing facility.

As of August 1, 2018, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants or Series G Warrants. As defined in both the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

Risks Related to the Development and Commercialization of our Product Candidates

The Company voluntarily withdrew a 510(k) notification to the FDA on December 18, 2017, and the future success of our business is significantly dependent on the success of our being able to obtain regulatory approval for our flagship development stage product candidates, known collectively as the AC5 devices.

On July 17, 2017, we filed a 510(k) notification with the FDA for our AC5™ Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from FDA near the end of the agency’s 90-day performance goal timeline for a final decision on 510(k) notifications. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notification, but noted at the time that it remained committed to continued collaboration with FDA to appropriately address the outstanding questions and planed to submit a new 510(k) notification as soon as possible following further discussion with the agency. On March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notification. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for resolving the FDA’s comments and, subject to any further comments that we may receive from the FDA, we would expect to conduct an additional study at a cost of approximately $100,000.

On May 8, 2018, the Company announced that it would initiate the previously disclosed study designed to address FDA comments on Arch’s previous 510(k) notification for its AC5™ Topical Gel. The agency provided feedback via the pre-submission process and indicated that the proposed study design was acceptable to support the Company’s future marketing application. On June 15, 2018, the Company further announced that it completed enrollment for its human skin sensitization study and that applications of the Company’s AC5™ Topical Gel were underway for all subjects. The study is anticipated to conclude during the third calendar quarter of 2018.

The sensitization study protocol was designed by Arch and its subject matter experts, and it incorporates recommendations provided by the FDA. The study, designed as a single-center, prospective, clinical investigation in approximately 50 healthy subjects, comprises an induction phase separated from a challenge phase by a rest period.

During the induction phase, AC5 on a patch is applied to each subject’s back three times weekly over 21 days for a total of 9 applications. With each re-application, the skin beneath the patch is evaluated, and any findings are scored per protocol. After a 14-day rest period, subjects enter the challenge phase, receive one additional application of AC5, and after a two-day rest period, are evaluated over 48 hours. If significant positive reactions occur subjects may be re-challenged in order to provide further information.

At present, the Company believes that there are no other material items to address with the FDA. Assuming supportive study findings, the Company expects to file the 510(k) notification in the third calendar quarter of 2018. That 510(k) notification would contain both the information previously reviewed by the FDA and the additional data discussed with the agency.

Notwithstanding the preceding, there can be no assurance that the FDA will approve the Company’s 510(k) notification.

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

If we issue additional shares in the future, including issuances of shares upon exercise of the Series G Warrants, Series F Warrants, Series E Warrants, and/or the Series D Warrants, our existing stockholders will be diluted.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of August 1, 2018 up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of August 1, 2018 up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of August 1, 2018 up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants. Similarly, in connection with our private placement financing that concluded on July 2, 2015 (“2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of August 1, 2018, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Additionally, as of August 1, 2018 18,628,092 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 15,325,878 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.72 per share and with a weighted average exercise price of $0.40 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, and the Series D Warrants granted in connection with the 2015 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of August 1, 2018 we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of Fiscal 2019. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of August 1, 2018, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 9% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

ARCH THERAPEUTICS, INC.

Date: August 2, 2018	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

-56-