Form 10-K
period 2018-09-30
Arch Therapeutics, Inc.
filed 2018-12-18
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

EXPLANATORY NOTE

The registrant met the “smaller reporting company”, and non accelerated filer requirements as of the end of its 2018 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, based upon the aggregate worldwide market value of the voting and non-voting common equity held by the registrant’s non-affiliates as of March 31, 2018.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the average of the bid and asked price of such common equity, was approximately $42,000,000. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates.

As of December 17, 2018, 164,441,786 shares of the registrant’s common stock were outstanding.

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

We have either filed or intend to file trademark applications for AC5™ Surgical Hemostatic Device, AC5 Surgical Hemostat™, AC5™ Topical Hemostatic Device, AC5 Topical Hemostat™, AC5 Device™, AC5™, Crystal Clear Surgery™, NanoDrape™ and NanoBioBarrier™. All other trademarks, trade names and service marks included in this Annual Report on Form 10-K are the property of their respective owners.

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

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. As of December 17, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2019. The Company will be required to raise additional capital in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

Our Core Technology

Our flagship development stage product candidates, known collectively as the AC5™ Devices (which we sometimes refer to as “AC5™”, “AC5™ Topical Gel”, “AC5™ Surgical Hemostatic Device”, “AC5™ Surgical Hemostat”, “AC5™ Topical Hemostatic Device”, or “AC5™ Topical Hemostat”), are being designed to achieve hemostasis during surgical, wound and interventional care. They rely on our self-assembling peptide (“SAP”) technology and are being designed to achieve hemostasis in skin wounds and in minimally invasive and open surgical procedures. We intend to develop other product candidates based on our technology platform for use in a range of indications. AC5 is being designed as a product containing synthetic biocompatible peptides comprising L-amino acids, commonly referred to as naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. AC5 may be applied directly as a liquid, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 does not possess sticky or glue-like handling characteristics, which we believe will enhance its utility in several settings, including minimally invasive surgical procedures. Further, in certain settings, AC5 lends itself to a concept that we call Crystal Clear Surgery™; the transparency and physical properties of AC5 may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as it starts.

We believe that the results of early data from preclinical tests as well as certain clinical investigations have shown quick and effective hemostasis with the use of AC5 relative to that reported with other types of hemostatic agents, and that time to hemostasis is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners”. Based on testing results, we believe that AC5 is biocompatible. Arch Therapeutics’ technology has demonstrated hemostasis in liver and other organs in in vivo surgical models, including durable hemostasis within 15 seconds. SAP compositions have been tested in small animal organs (i.e. liver, skin, muscle, brain, eye, spine, spleen, arteries and veins). In mammalian vision models (severed hamster optic tract and in our ocular tissue pilot studies), SAPs demonstrated biocompatibility and the ability to rapidly and reliably stop bleeding and limit inflammation.

We have devoted much of our operational effort to date to the research and development of our core technology, including selecting our initial product composition, conducting safety and other related tests, conducting a human trial for safety and performance of AC5, developing methods for manufacturing scale-up, reproducibility, and validation, and developing and protecting the intellectual property rights underlying our technology platform. Manufacturing method and formulation optimization and validation are important parts of peptide development. Manufacturing and formulation optimization for our product candidates has been and continues to be done with extensive collaboration among our team and partners. The processes are focused on optimizing traditional product parameters to target specifications covering performance, biocompatibility, physical appearance, stability, and handling characteristics, among others. We and our partners intend to continue to monitor manufacturing processes and formulation methods closely, as success or failure in both setting and realizing appropriate specifications may directly impact our ability to conduct additional preclinical and clinical trials as we establish and execute our commercialization efforts.

Clinical Development

In October 2016, we reported that we completed a single-center, randomized, single-blind prospective clinical study (NCT 02704104) of AC5 previously referred on AC5 Topical Hemostatic Device in skin lesion patients with bleeding wounds. This was the first study assessing the safety and performance of AC5 in humans.

The clinical study enrolled 46 patients, including 10 who were taking antiplatelet monotherapy. Each patient had bleeding wounds created as a result of the excision of at least two skin lesions under local anesthetic in the same setting. On a randomized basis, one lesion received AC5 and the other(s) received a control treatment consisting of standard therapy (saline). Each subject was followed-up for safety assessment both on Day 7 and again on Day 30, which marked the end of the subject's participation in the clinical study.

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

A secondary endpoint was performance as assessed by time to hemostasis. The median time to hemostasis of wounds in the AC5 treatment group was 41% faster than for those in the control group. This result was statistically significant (p< 0.001, Wilcoxon signed rank test). An additional secondary endpoint of healing of treated wounds was assessed as measured by the ASEPSIS wound score at Days 7 and 30. There was no evidence, at either follow-up day, of an adverse effect of AC5 treatment on the wound ASEPSIS score. The ASEPSIS score did not appear to be compromised, as the majority of patients had an ASEPSIS score of 0 in both wounds at Days 7 and 30. All AC5-treated wounds healed satisfactorily as per wound healing scoring criteria.

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

On September 5, 2018 we announced topline data for the irritation/sensitization patch test study of AC5 Topical Gel that we conducted to address a request by the Food and Drug Administration (FDA or “the Agency”). The study, designed as a single-center, prospective, clinical investigation, in approximately 50 healthy subjects, comprised an induction phase separated from a challenge phase by a rest period.

During the induction phase, AC5 on a patch was applied to each subject’s back three times weekly over 21 days for a total of 9 applications. With each re-application, the skin beneath the patch was evaluated, and any findings were scored per protocol. After a 14-day rest period, subjects entered the challenge phase, received one additional application of AC5, and after a two-day rest period, were evaluated over 48 hours.

The results indicated that AC5 is neither an irritant nor a sensitizer. Additionally, no immunogenic response and no serious or other adverse events attributable to the device were reported in any of the enrolled subjects.

Preclinical Development

In a paper presented by Dr. Terrence Norchi and Dr. Rutledge Ellis-Behnke, using the experimental intraocular inflammation model of injected Lipopolysaccharide (“LPS”), an intraocular application of AC5 with LPS was associated with a marked reduction in retinal inflammation. The density of activated retinal microglial cells was significantly lower in the eyes of the study animals with LPS and AC5 than in the eyes of the LPS-only control group. The results suggest that the use of AC5 for hemostasis of a wound will also subsequently reduce inflammation.

SAPs may be considered a new class of devices (anti-inflammatory agents) to control ocular inflammation. SAPs have shown a similar effect in other organs, including liver and kidney. SAPs may show promise to control inflammation along with the stabilization of tissue after injury, and may be an important component of field-based wound care and stabilization for transport.

Previously, we completed the components of the planned preclinical program for AC5 that were required before we started our first human safety and performance trial, which was completed in 2016. We are focused on further scale-up of selected manufacturing methods and formulation optimization. In parallel, we are continuing to conduct further in vivo and in vitro tests, while additional testing will continue after completion of manufacturing scale-up and formulation optimization steps and the clinical trial. Self-assembling peptide manufacturing and formulation optimization are challenging, and any delays could negatively impact anticipated clinical trial and subsequent commercialization timelines. In order to market and sell AC5 and other Arch planned products, successful human clinical trials, additional testing, and regulatory approvals and certifications will be required. A co-founding inventor of certain of our technology, Dr. Rutledge Ellis-Behnke, performed a significant portion of the early preclinical animal experimentation conducted on our technology. Some of the most significant findings from Dr. Ellis-Behnke’s studies have been published. Additionally, through collaboration with the National University of Ireland system, preclinical bench-top and animal studies have been performed in Dublin and Cork, Ireland. As a continuation of our commitment to our product development we entered into a collaboration agreement with National University of Ireland Galway (“NUIG”) in Galway, Ireland on May 28, 2015 (the “Project Agreement”) that concluded in the third quarter of fiscal 2018. Pursuant to the Project Agreement, NUIG provided additional research services, via the CÚRAM Centre for Research in Medical Devices (“CÚRAM”), which is a major national research center headquartered at NUIG established in January 2015. We have also engaged, on a fee for service basis, several private third party facilities in the United States and abroad to perform certain preclinical bench-top and animal studies, which are often conducted with assistance from our scientific team, and we continue to engage third parties for such services as needed and as appropriate.

In preclinical animal tests conducted to date, AC5 has demonstrated rapid average time to hemostasis (“TTH”) when applied to a range of animal tissues. Certain studies have tested TTH when using AC5 during surgical procedures compared to TTH when using an active control, a saline control, a peptide control, and a cautery control during those same procedures. The results of those tests have shown a TTH of approximately 10 – 30 seconds when AC5 was applied, compared to a TTH ranging from 80 seconds to significantly more than 300 seconds when various control substances were applied, depending on the nature of the control substance and procedure performed. In several studies comparing AC5 to popular commercially available branded hemostatic agents (absorbable cellulose, flowable gelatin with and without thrombin, and fibrin) applied to stop the bleeding from full thickness penetrating wounds surgically created in rat livers, AC5 achieved hemostasis in significantly less than 30 seconds, whereas the control products took from 50% to over 400% longer than AC5 to achieve hemostasis. Additionally, the preclinical tests that have been conducted to date provide evidence that AC5 can stop bleeding in models of liver bleeding in animals that had been treated with therapeutic amounts of anticoagulant and antiplatelet medications, commonly called “blood thinners.” In one preclinical study, an independent third-party research group obtained positive data assessing the use of AC5 in animals that had been treated with therapeutic doses of the antiplatelet medications Plavix® (clopidogrel) and aspirin, alone and in combination. The results of the study were consistent with data obtained from two prior preclinical studies, in which AC5 quickly stopped bleeding from surgical wounds created in rats following treatment with clinically relevant doses of the anticoagulant medication heparin. In these studies, the average TTH after AC5 was applied to bleeding liver wounds of animals that had been medicated with anticoagulants was comparable to the average TTH as measured in their non-anticoagulated counterparts. Similar results were obtained in independent third-party studies assessing the use of AC5 in patients on the anticoagulant heparin and in patients on the anti-platelet medication, ticagrelor (Brilinta® in the US, Brilique® in Europe.)

In preclinical tests conducted to date, AC5 has demonstrated biocompatibility and normal healing of tissue treated with the product. Further, animals whose liver, spleen, femoral artery, eye or brain was treated with AC5 have shown no adverse effects We believe that the peptide degrades into the amino acids from which it was originally synthesized, which are molecules that already exist in large quantities in the human body.

Our current and planned near-term activities are focused on continued manufacturing scale-up, formulation optimization, and other preclinical activities, and conducting further clinical trial testing of AC5. In its first clinical study for safety and performance, AC5 was demonstrated to be safe and to reduced TTH in wounds versus controls. Our clinical study also demonstrated that in a subgroup of 10 patients who were taking a prescribed antiplatelet medication, commonly known as a blood thinner, such as aspirin, AC5 had similar effects.

Development and Commercialization Strategy

Our present business model is to operate with a relatively small internal team of key personnel and engage third party service providers to conduct larger scale research, development and manufacturing activities. Our internal team collectively has a broad range of expertise and experience working with and managing third party vendors. This general approach enables us to use the services of third party entities, which are expert in various aspects of our operations, while preserving capital and efficiencies by avoiding certain internal scale-up costs and resource duplication.

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

We have initiated the transition to traditional contract manufacturing and related organizations. We have commenced relationships and work with manufacturers operating with the current good manufacturing practices (“cGMP”) required by applicable regulatory agencies in order to scale up and produce material to be used for preclinical testing and clinical trials.

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

The manufacturing methods that we intend to use to produce AC5 and other potential future product candidates rely on detailed, complex and difficult to manage synthetic organic chemistry processes. Although use of those methods requires that we engage manufacturers that possess the expertise, skill and know-how involved with those methods, the required equipment to use those methods is widely available. Furthermore, improvements in relevant synthetic manufacturing techniques over the past 15 years have reduced their complexity and cost, while increasing large-scale cGMP capacity. Moreover, our planned product candidates, including AC5, will be synthesized from naturally occurring ingredients that are not sourced from humans or other animals, but do exist in their natural state in humans. That type of ingredient may be more likely to be categorized as “generally recognized as safe”, or “GRAS”, by the FDA.

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

On July 25, 2017, we announced that we had made a 510(k) submission to FDA for our AC5™ Topical Gel. On December 18, 2017, we voluntarily withdrew the application after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. On October 1, 2018, we announced that we both completed the necessary steps required to file a 510(k) submission to the FDA for our AC5™ Topical Gel and filed that 510(k) submission during the third calendar quarter. As previously disclosed, these steps included developing a required study protocol and submitting it to the FDA in a pre-submission letter in the first calendar quarter, completing the pre-submission process and initiating the study in the second calendar quarter, and completing the study. On December 17, 2018, we announced that the 510(k) premarket notification for AC5™ Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed.

In addition, we currently anticipate filing our first CE Mark application by the end of calendar year 2018, to subsequently seek regulatory approval for expanded indications, and to pursue internal use commercial opportunities for other AC5-related products through the premarket authorization process.

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

Plan of Operations

Our long-term business plan includes the following goals:

•	conducting required biocompatibility studies and, subsequently, additional clinical trials on AC5 and related products;

•	expanding and maintaining protection of our intellectual property portfolio;

•	developing additional third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory approval or certification of AC5 and related products in the EU, the U.S., and other jurisdictions as we may determine;

•	continuing or developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding as required to support the milestones described previously and our operations generally;

•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	further clinical development of our product platform;

•	pursue regulatory clearance for commercialization;

•	continue to expand and enhance our financial and operational reporting and controls;

•	seek commercial partnerships;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio;

•	obtain regulatory input into subsequent clinical trial designs;

•	assess our self-assembling peptide platforms in order to identify and select product candidates for advancement into development.

In addition to capital required for operating expenses, depending upon additional input from EU and US regulatory authorities, as well as the potential for additional regulatory filings and approvals during the next 2 years, additional capital, may be required.

The estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently anticipate, as of December 17, 2018 we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2019. We could spend our financial resources much faster than we expect, in which case our current funds may not be sufficient to operate our business for the entire duration of that period.

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

As a result of this demand, use of hemostatic agents and sealants is increasing. According to a 2015 MedMarket Diligence, LLC report, the market for these products achieved approximately $4.2 billion in worldwide sales in 2015 and is projected to reach $4.8 billion in 2017 and surpass $7.5 billion in 2022. Approximately three quarter of those sales are for hemostats, which are currently growing faster than sealants, as defined in the data survey. However, we believe that due to a currently poorly met need and pent up demand, the projected growth rate for sealants could become greater than that for hemostats once additional products become available.

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

We anticipate that AC5 will meet these particular market demands, and we anticipate its eventual use in minimally invasive or laparoscopic surgery as well as open surgical procedures. While open procedures represents the more established market for hemostatic agents, the number of surgeries performed by minimally invasive techniques, including laparoscopic surgery, has been growing over the past two decades and is significant. Less invasive laparoscopic procedures tend to result in shorter recovery times, faster discharges, less scarring, less pain and less need for pain medications. Many of the hemostasis products currently available do not possess certain features and handling characteristics that are ideal for use in a laparoscopic setting. For instance, many available products are difficult to use laparoscopically because they tend to be sticky, powdery, fabric-based or are otherwise difficult to control and/or insert into the small tubes used during many laparoscopic procedures. We believe that the novel features and differentiating characteristics of AC5 will make it more suitable for laparoscopic surgeries than many or most presently available alternatives.

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

Participants in the hemostatic and sealant market currently include large companies, such as Johnson & Johnson and its affiliated companies, C. R. Bard, Inc., Baxter International Inc., as well as various smaller companies. Certain companies in other sectors, such as pharmaceuticals, wound care, and orthopedics, among others, are also interested in these markets.

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

Research and Development Expenditures

Our research and development expenses to date have primarily included labor and third party consulting costs to develop our core technology and AC5. Research and development expense during the year ended September 30, 2018 was $2,884,245, an increase of $789,450 compared to $2,094,795 for the year ended September 30, 2017. We expect our research and development activities and expenses to increase significantly as we execute on our business plan and commence additional clinical trials.

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

Pre-Marketing Regulation by the U.S. FDA

Medical Device Classification

As described previously, we expect that AC5 currently is classified as a medical device because its primary desired activity does not depend on metabolic or chemical activity in a body. The FDA classifies medical devices into one of the following three classes on the basis of the amount of risk associated with the medical device and the controls deemed necessary to reasonably ensure their safety and effectiveness:

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

US Regulatory Approval Process

Products that are regulated as medical devices and that require review by the FDA are subject to either a premarket notification, also known as a 510(k), which must be submitted to the FDA for clearance, or a PMA application, which the FDA must approve prior to marketing in the U.S. The FDA ultimately determines the appropriate regulatory path.

We believe that the products we are currently pursuing for internal use will require a PMA approval prior to commercialization. However, we believe that we may commercialize an initial product for external use after clearance through the 510(k) process. To obtain 510(k) marketing clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is "substantially equivalent" to a predicate device or devices, which is typically a legally marketed Class II device in the United States. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding substantial equivalence.

On July 25, 2017, we announced that we had made a 510(k) submission to FDA for our AC5™ Topical Gel. On December 18, 2017, we voluntarily withdrew the application after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. On October 1, 2018, we announced that we both completed the necessary steps required to file a 510(k) submission to the FDA for our AC5™ Topical Gel and filed that 510(k) submission during the third calendar quarter of 2018. As previously disclosed, these steps included developing a required study protocol and submitting it to the FDA in a pre-submission letter in the first calendar quarter of 2018, completing the pre-submission process and initiating the study in the second calendar quarter of 2018, and completing the study. On December 17, 2018, we announced that the 510(k) premarket notification for AC5™ Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed.

We currently anticipate filing our first CE Mark application by the end of calendar year 2018, to subsequently seek regulatory approval for expanded indications, and to pursue internal use commercial opportunities for other AC5-related products through the premarket authorization process.

A PMA must be submitted to the FDA if a device cannot be cleared through another approval process or is not otherwise exempt from the FDA’s premarket clearance requirements. A PMA is required for most Class III medical devices. A PMA must generally be supported by extensive data, including without limitation technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information previously provided. Also, experts from outside the FDA may be convened to review and evaluate the PMA and provide recommendations to the FDA as to the approvability of the device, although the FDA may or may not accept any such recommendations. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities involved with producing the device to ensure compliance with the cGMP regulations. Upon approval of a PMA, the FDA may require that certain conditions of approval, such as conducting a post-market approval clinical trial, be met.

The PMA approval process can be lengthy and expensive and requires an applicant to demonstrate the safety and efficacy of the device based, in part, on data obtained from clinical trials. The PMA process is estimated to take from one to three years or longer, from the time the PMA application is submitted to the FDA until an approval is obtained.

Further, if post-approval modifications are made, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling or design, then new PMAs or PMA supplements would be required. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is typically limited to information needed to support the changes from the device covered by the original PMA and accordingly may not require as extensive clinical and other data.

We have not submitted to the FDA a PMA or commenced the required clinical trials for an internal use product. We have not submitted a premarket notification. Even if we conduct successful preclinical and clinical studies and submit a PMA for an approval or premarket application for clearance, the FDA may not permit commercialization of AC5 for the desired internal use indications, on a timely basis, or at all. Our inability to achieve regulatory approval for AC5 in the U.S. for an internal use product, a large market for hemostatic products, would materially adversely affect our ability to grow our business.

Clinical Trials

Obtaining PMA approval requires the completion of human clinical trials that produce successful results demonstrating the safety and efficacy of the product. Clinical trials for a Class III medical device typically may require an application for an investigational device exemption (“IDE”), which would need to be approved in advance by the FDA for a specified number of patients and study sites. Human clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements, and must be conducted under the oversight of an institutional review board (“IRB”) for the relevant clinical trial sites and comply with applicable FDA regulations, including those relating to good clinical practices (“GCP”).

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

Under applicable EU medical device directives, a CE mark is a symbol placed on a product that declares that the product is compliant with the essential requirements of applicable EU health, safety and environmental protection legislation. In order to receive a CE mark for a product candidate, the company producing the product candidate must select a country in which to apply. Each country in the EU has one competent authority (“CA”) that implements the national regulations by interpreting the EU directives. CAs also designate and regulate Notified Bodies. An assessment by a Notified Body in the selected country within the EU is required in order to commercially distribute the device. In addition, compliance with ISO 13485 issued by the International Organization for Standardization, among other standards, establishes the presumption of conformity with the essential requirements for CE marking. Certification to the ISO 13485 standard demonstrates the presence of a quality management system that can be used by a manufacturer for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

Devices that comply with the requirements of the laws of the selected member state applying the applicable EU directive are entitled to bear a CE mark and can be distributed throughout the member states of the EU, as well as in other countries that have mutual recognition agreements with the EU or have adopted the EU’s regulatory standards.

We currently anticipate filing our first CE mark application by the end of the 2018 calendar year. We have identified several potential countries through which we may pursue a CE mark for AC5.

Clinical Trials

As with U.S. Class III and certain Class II medical device approvals, EU Class III and certain Class II medical device approvals require the successful completion of human clinical trials. However, there are several key differences between the jurisdictions with respect to the approvals and processes. Obtaining a CE mark is not equivalent to obtaining FDA clearance or approval, in that a CE mark confirms the safety, but not the effectiveness, of a product. Furthermore, a CE mark affixed to a product serves as a declaration by the responsible party that the product conforms to applicable provisions and that relevant conformity assessment procedures have been completed with respect to the product. Accordingly, we anticipate that the required EU clinical trial(s) for AC5 will be smaller, faster, and less expensive than what we expect would be required for AC5 to obtain equivalent approvals in the U.S.

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

As of November 19, 2018, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Five patent portfolios assigned to Arch Biosurgery, Inc. include a total of 30 patents and pending applications in a total of nine jurisdictions, including ten patents and pending applications in the US. These portfolios cover self-assembling peptides and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including five issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022 and US 9,339,476) that expire between 2026 and 2034 (absent patent term extension), as well as ten patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Employees

We presently have eight full-time employees and one part-time employee, and make extensive use of third party contractors, consultants, and advisors to perform many of our present activities. We expect to increase the number of our employees as we increase our operations.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of December 17, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2019, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the third quarter of Fiscal 2019. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to re-file our 510(k) submission for our AC5™ Topical Gel, and filed a 510(k) submission during the third calendar quarter, the resubmission process required us to expend a minimum of $100,000 that we had not previously anticipated spending.

In any event, during or prior to the third quarter of Fiscal 2019, we will need to obtain additional cash to continue operations and fund our planned future operations, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Those circumstances raise substantial doubt about our ability to continue as a going concern.

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

Based on our current operating expenses and working capital requirements, as of December 17, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2019. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the third quarter of Fiscal 2019. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to re-file our 510(k) submission for our AC5™ Topical Gel, and filed a 510(k) submission during the third calendar quarter, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending.

In any event, during or prior to the third quarter of Fiscal 2019, we will need to obtain additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5 in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

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

In particular, both the 2017 SPA and 2018 SPA contain provisions that provide that until such time as the three lead investors in the 2017 Financing and 2018 Financing, respectively, collectively own less than 20% of the Series F Warrants or Series G Warrants, as applicable, purchased by them pursuant to the 2017 SPA or 2018 SPA, as applicable, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction including, but not limited to, an equity line of credit or “At-the-Market” financing facility.

As of December 17, 2018, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants or Series G Warrants. As defined in both the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

On July 17, 2017, we filed a 510(k) notification with the FDA for our AC5™ Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from FDA near the end of the agency’s 90-day review period for a final decision on 510(k) notifications. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notification, but noted at the time that it remained committed to continued collaboration with FDA to appropriately address the outstanding questions and planned to submit a new 510(k) notification as soon as possible following further discussion with the agency. On March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notification. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for addressing the FDA’s comments, subject to any further comments that we may receive from the FDA.

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

On October 1, 2018 the Company announced that it submitted a 510(k) notification to the FDA for its AC5™ Topical Gel (AC5) and received acknowledgement from the FDA that the submission has been received. On December 17, 2018, we announced that the 510(k) premarket notification for AC5™ Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed.

In addition to our 510(k) notification, we currently anticipate filing our first CE Mark application by the end of the 2018 calendar year, to subsequently seek regulatory approval for expanded indications, and to pursue internal use commercial opportunities for other AC5-related products through the premarket authorization process.

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

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Many of our owned or licensed patent applications are pending. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. Because our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business. Our licensed MIT European patent No. 1879606 was recently opposed; however, this patent was maintained in amended form following an administrative hearing. Both parties have appealed this decision. A decision is not expected before the end of 2019. If the Opponents prevail in the appeal, European Patent No. 1879606 will be fully or partially invalidated, resulting in potential loss of rights. Our licensed MIT Japanese patent No. 5204646 was challenged in a Japanese court. The Japanese Court issued a decision in our favor to maintain the patent in its entirety. The Opponent appealed the decision. On October 30, 2018, the Japanese IP Court issued a decision in our favor to maintain the patent in its entirely. The opponent maintains the right to appeal this decision. If the Opponent prevails in the appeal, Japanese Patent No. 5204646 will be fully or partially invalidated, resulting in potential loss of rights. European patent No. 2581097 has been opposed. If the Opponents prevail, European Patent No. 2581097 could be fully or partially invalidated, resulting in potential loss of rights. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects. In addition, our proprietary information, trade secrets and know-how are important components of our intellectual property rights. We seek to protect our proprietary information, trade secrets, know-how and confidential information, in part, with confidentiality agreements with our employees, corporate partners, outside scientific collaborators, sponsored researchers, consultants and other advisors. We also have invention or patent assignment agreements with our employees and certain consultants and advisors. If our employees or consultants breach those agreements, we may not have adequate remedies for any of those breaches. In addition, our proprietary information, trade secrets and know-how may otherwise become known to or be independently developed by others. Enforcing a claim that a party illegally obtained and/or for which a party is using our proprietary information, trade secrets and/or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to defend, enforce and/or determine the scope of our intellectual property rights, and failure to obtain or maintain protection thereof could adversely affect our competitive business position and results of operations.

Many of our owned or licensed patent applications are pending, and our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis.

As of November 19, 2018, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Three patent portfolios assigned to Arch Biosurgery, Inc. include a total of 30 patents and pending applications in a total of nine jurisdictions, including ten patents and pending applications in the US. These portfolios cover self-assembling peptides and methods of use thereof, including five issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; and US 9,339,476) that expire between 2026 and 2034 (absent patent term extension) as well as ten patents that have been either allowed, issued or granted in foreign jurisdictions.

We have also entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (“MIT”) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include a total of 23 patents and pending applications drawn to self-assembling peptides and methods of use thereof and self-assembling peptidomimetrics and methods of use thereof in a total of nine jurisdictions. The portfolios include four issued US patents (US 9,511,113; US 9,084,837; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent patent term extension), as well as thirteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of December 17, 2018 up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of December 17, 2018 up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of December 17, 2018 up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants. Similarly, in connection with our private placement financing that concluded on July 2, 2015 (“2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of December 17, 2018, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Additionally, as of December 17, 2018, 20,518,419 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 15,734,210 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.50 per share and with a weighted average exercise price of $0.40 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, and the Series D Warrants granted in connection with the 2015 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of December 17, 2018 we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2019. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of December 17, 2018, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 13% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

	High	Low
Fiscal Year Ending September 30, 2017
First Quarter ended December 31, 2016	$0.66	$0.56
Second Quarter ended March 31, 2017	$0.78	$0.58
Third Quarter ended June 30, 2017	$0.60	$0.46
Fourth Quarter ended September 30, 2017	$0.86	$0.58

Fiscal Year Ending September 30, 2018
First Quarter ended December 31, 2017	$0.82	$0.43
Second Quarter ended March 31, 2018	$0.51	$0.28
Third Quarter ended June 30, 2018	$0.66	$0.27
Fourth Quarter ended September 30, 2018	$0.47	$0.37

As of December 17, 2018, there were approximately 100 holders of record of our common stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K . This discussion and analysis contains forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “will,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired regulatory approvals in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified under the caption “Risk Factors” in this Form 10-K and in the documents Arch has filed, or will file with the SEC. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-K to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law .

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

Liquidity

We are in the development stage and have generated no operating revenues to date and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We currently do not have any products that have obtained marketing approval in any jurisdiction. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the year ended September 30, 2018, we had a net loss of $4,814,032 versus a net loss of $7,788,856 in the comparable period in the prior year. The losses for each of the years ended September 30, 2018 and 2017 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application costs, general corporate legal expenses all of which were partially offset by adjustments to the derivative liabilities. Cash used in operating activities increased $297,315 during the year ended September 30, 2018 to $5,913,563, compared to $5,616,248 for the year ended September 30, 2017. Cash at September 30, 2018 decreased by $1,326,642 to $4,667,410 compared to $5,994,052 as of September 30, 2017.

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

Our flagship development product candidates, known collectively as the AC5™ Devices (which we sometimes refer to as “AC5™”, “AC5™ Topical Gel”, “AC5™ Surgical Hemostatic Device”, “AC5™ Surgical Hemostat”, “AC5™ Topical Hemostatic Device”, or “AC5™ Topical Hemostat”), are being designed to achieve hemostasis during surgical, wound and interventional care. They rely on our self-assembling peptide (“SAP”) technology and are being designed to achieve hemostasis in skin wounds and in minimally invasive and open surgical procedures. We intend to develop other product candidates based on our technology platform for use in a range of indications. AC5 is being designed as a product containing synthetic biocompatible peptides comprising L amino acids, commonly referred to as naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. AC5 may be applied directly as a liquid, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 does not possess sticky or glue-like handling characteristics, which we believe will enhance its utility in several settings, including minimally invasive surgical procedures. Further, in certain settings, AC5 lends itself to a concept that we call Crystal Clear Surgery™; the transparency and physical properties of AC5 may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as it starts.

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

We believe that the Company has cash on hand to meet its anticipated cash requirements into the third quarter of fiscal 2019. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the third quarter of Fiscal 2019. In addition to the foregoing, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

Recent Developments

On July 17, 2017, we filed a 510(k) notification with the FDA for our AC5™ Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from FDA near the end of the agency’s 90-day review period for a final decision on 510(k) notifications. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notification, but noted at the time that it remained committed to continued collaboration with FDA to appropriately address the outstanding questions and planed to submit a new 510(k) notification as soon as possible following further discussion with the agency. On March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notification. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for addressing the FDA’s comments, subject to any further comments that we may receive from the FDA.

On May 8, 2018, the Company announced that it would initiate the previously disclosed study designed to address FDA comments on Arch’s previous 510(k) notification for its AC5™ Topical Gel. The agency provided feedback via the pre-submission process and indicated that the proposed study design was acceptable to support the Company’s future marketing application. On October 1, 2018 the Company announced that it submitted a 510(k) notification to the U.S. Food and Drug Administration (FDA or “the Agency”) for its AC5™ Topical Gel (AC5) and has received acknowledgement from the Agency that the submission has been received. On December 17, 2018, we announced that the 510(k) premarket notification for AC5™ Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed.

On July 2, 2018, the Company closed on a registered direct offering of 9,070,000 units, each unit consisting of a share of the Company’s common stock, and a Series G Warrant (“Series G Warrant”) to purchase 0.75 of a share of our common stock for the combined purchase price of $0.50 per unit. The Series G Warrants have an exercise price of $0.70 per share and are exercisable for a period of five years. The gross proceeds to Arch from the 2018 Financing, were approximately $4.5 million before deducting financing costs of approximately $74,000.

Results of Operations

The following discussion of our results of operations should be read together with the consolidated financial statements included in this Annual Report and the notes thereto. Our historical results of operations and the period-to-period comparisons of our results of operations that follow are not necessarily indicative of future results.

Year Ended September 30, 2018 Compared to Year Ended September 30, 2017

	September 30,	September 30,	Increase
	2018	2017	(Decrease)
Revenue	$-	$-	$-
Operating Expenses
General and Administrative	4,565,522	5,207,753	(642,231)
Research and Development	2,884,245	2,094,795	789,450
Loss from Operations	(7,449,767)	(7,302,548)	147,219
Other Income (Expense)	2,635,735	(486,308)	(3,122,043)
Net Loss	$(4,814,032)	$(7,788,856)	$(2,974,824)

Revenue

We did not generate any revenue in either of the years ended September 30, 2018 or 2017.

General and Administrative Expense

General and administrative expenses during the fiscal year ended September 30, 2018 were $4,565,522 a decrease of $642,231 compared to $5,207,753 for the fiscal year ended September 30, 2017. The decrease in general and administrative expense is primarily attributable to a decrease in stock based compensation, and by reduced defense of patent and patent prosecution costs. General and administrative expenses are generally expected to increase as a result of the establishment and execution of commercialization efforts, additional staffing, increased stock based compensation as well as increased costs associated with the Company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the fiscal year ended September 30, 2018 was $2,884,245, an increase of $789,450 compared to $2,094,795 for the fiscal year ended September 30, 2017. The increase in research and development expense is primarily attributable to an increase in product and development costs, preparation of regulatory filings and new hires and advisors to support these efforts. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income/(Expense)

Other income during the year ended September 30, 2018 was $2,635,735, an increase of $3,122,043 compared to total other expense of $486,308 for the year ended September 30, 2017. The net increase in other expense was the result of the change in the fair value of derivative liabilities inadditon to a decrease in interest expense. The decrease was the result of the payment in full of a note payable.

Liquidity and Capital Resources

Working Capital

At September 30, 2018, we had total current assets of $4,819,204 (including cash of $4,667,410) and working capital of $4,530,819. Our working capital as of September 30, 2018 and September 30, 2017 is summarized as follows:

	September 30,	September 30,
	2018	2017
Total Current Assets	$4,819,204	$6,079,395
Total Current Liabilities	288,385	433,531
Working Capital	$4,530,819	$5,645,864

Total current assets as of September 30, 2018 were $4,819,204, a decrease of $1,260,191 compared to $6,079,395 as of September 30, 2017. The decrease in current assets is primarily attributable to an increase in research and development expenses attributable to product development testing and preparation for regulatory filings, in addition to a decrease in the exercise of warrants. Our total current assets as of September 30, 2018 and September 30, 2017 were comprised primarily of cash and prepaid expenses.

Total current liabilities as of September 30, 2018 were $288,385, a decrease of $145,146 compared to $433,531 as of September 30, 2017. The decrease is primarily due to the payment patent prosecution costs. Our total current liabilities as of September 30, 2018 were comprised of accounts payable and accrued expenses. Our total current liabilities as of September 30, 2018 and 2017 were comprised of accounts payable and accrued expenses.

Cash Flow

	September 30,	September 30,
	2018	2017
Cash Used in Operating Activities	$(5,913,563)	$(5,616,248)
Cash Used in Investing Activities	(15,415)	(8,686)
Cash Provided by Financing Activities	4,602,336	6,582,510
Net (decrease)/increase in cash and cash equivalents	$(1,326,642)	$957,576

Cash Used in Operating Activities

Cash used in operating activities increased $297,315 during the year ended September 30, 2018 to $5,913,563, compared to $5,616,248 during the year ended September 30, 2017. The increase was primarily due to an increase in general and administrative expense primarily attributable to increased intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

Cash used in investing activities increased $6,729 to $15,415 due to the purchase of furniture and fixtures and leasehold improvements, during the year ended September 30, 2018, compared to $8,686 during the year ended September 30, 2017.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $1,980,174 to $4,602,336 during the year ended September 30, 2018, compared to $6,582,510 during the year ended September 30, 2017. For the year ended September 30, 2018, the cash provided by investing activities resulted from (i) net proceeds received of $4,461,248 from 2018 Financing to purchase 9,070,000 shares of our common stock and Series G Warrants to purchase 6,802,500 shares of Common Stock; (ii) $56,818 in proceeds received from the exercise of Series D Warrants to purchase 227,273 shares of our Common Stock; (iii) $6,570 in proceeds received from the exercise of the Series E Warrants to purchase 15,000 shares of our Common Stock; and (iv) $77,700 in proceeds received from the exercise of stock options for 210,000 shares of our Common Stock. For the year ended September 30, 2017, the cash provided by financing resulted from (1) net proceeds received of $5,987,122 from 2017 Financing to purchase 10,166,664 shares of our common stock and Series F Warrants to purchase 5,591,664 shares of Common Stock; (2) $220,000 in proceeds received from the exercise of Series A Warrants to purchase 1,100,000 shares of our Common Stock; (3) $437,500 in proceeds received from the exercise of the Series D Warrants to purchase 1,750,001 shares of our Common Stock; (4) $932,388 in proceeds received from the exercise of the Series E Warrants to purchase 2,128,741 shares of our Common Stock; and (5) $5,500 in proceeds received from the exercise of stock options for 15,000 shares of our Common Stock. The proceeds were partially offset by the payment of $1,000,000 of principal of the Company’s Note Payable.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of December 17, 2018, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2019. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital prior to the third quarter of Fiscal 2019. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

We are in the development stage and have generated no operating revenues to date. We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2017 SPA and 2018 SPA restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the 2018 Financing collectively own less than 20% of the Series F Warrants and Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs. In addition, as described in greater detail under the Risk Factor entitled “The terms of the 2017 Financing and 2018 Financing could impose additional challenges on our ability to raise funding in the future,” included in this Annual Report on Form 10-K, the 2017 SPA and the 2018 SPA imposes certain restrictions on our ability to issue equity or debt securities

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. The Company anticipates that it will have enough cash on hand into the third quarter of fiscal 2019, however, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2018, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary should operations discontinue.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate to a flat rate of 21%, effective January 1, 2018, as well as the elimination of net operating loss carrybacks for losses arising in taxable years beginning after December 31, 2017. Further, operating losses arising in tax years after December 31, 2017, are carried forward indefinitely. Due to the TCJA, the Company’s deferred tax assets and liabilities recognized prior to 2017 were revalued at the newly enacted tax rates, which resulted in a corresponding adjustment in the valuation allowance.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued by the Financial Accounting Standards Board (FASB) in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Officer Since
Dr. Terrence W. Norchi	President, Chief Executive Officer and Chairman of the Board of Directors	53	April 2013
James R. Sulat	Director	68	August 2015
Punit Dhillon	Director	38	July 2018
Richard E. Davis	Chief Financial Officer	60	July 2014

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Dr. Terrence W. Norchi. Terrence W. Norchi, MD, our co-founder, serves as our President and Chief Executive Officer, and Chairman of the Board. Dr. Norchi also served as our Interim Chief Financial Officer through June 26, 2013. Dr. Norchi has served in similar positions since co-founding ABS, our predecessor company in 2006. Prior to ABS, Dr. Norchi was a portfolio manager of one of the world’s largest healthcare mutual funds and a pharmaceutical analyst at Putnam Investments from April 2002 to September 2004. Prior to that, he served as the senior global biotech and international pharmaceutical equity analyst at Citigroup Asset Management, and as a sell-side analyst covering non-U.S. pharmaceutical equities at Sanford C. Bernstein in New York City. Dr. Norchi earned an M.B.A. from the Massachusetts Institute of Technology, Sloan School of Management in 1996. Dr. Norchi earned an M.D. degree in 1990 from Northeast Ohio Medical University and completed his internal medicine residency in 1994 at Baystate Medical Center, Tufts University School of Medicine, where he was selected to serve as the Chief Medical Resident. Dr. Norchi brings to our Board of Directors and management team invaluable experience and knowledge of our core technology and proposed product candidates as a result of his first-hand experience with the development of that technology, having ushered it from the research laboratory to its current stage of development. His investing experience as a former public company analyst and a portfolio manager provides further insights and value as the company advances toward commercialization. Dr. Norchi serves on the Board of Overseers of the Boston Museum of Science.

James R. Sulat. Mr. Sulat served as Chief Executive Officer and Chief Financial Officer of Maxygen Inc., a biopharmaceutical company focused on developing improved versions of protein drugs, from October 2009 to June 2013. Prior to this, he was Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors at Memory Pharmaceuticals Corp., which developed innovative drug candidates for the treatment of debilitating central nervous system disorders, from 2005 to 2008. He previously served in senior executive roles for R.R. Donnelley & Sons, Co., Chiron Corporation, Stanford Health Services, Inc., and Esprit de Corp, Inc. He currently serves on the Board of Directors of Momenta Pharmaceuticals, Inc., a biotechnology company focused on the analysis, characterization and design of complex pharmaceutical products. He also currently serves as a member of the Board of Directors of Valneva SE and AMAG Pharmaceuticals, Inc. Mr. Sulat received a BS in Administrative Sciences from Yale University and an MBA and MS in Health Services Administration from Stanford University. Mr. Sulat brings to our Board of Directors extensive experience with public and financial accounting matters, experience as a chief executive officer and chief financial officer, and experience serving on other boards of directors in the biopharmaceutical industry.

Punit Dhillon. Mr. Dhillon joined our Board of Directors in July 2018. Mr. Dhillon brings over 15 years of global industry experience to Arch's Board with a wealth of knowledge and experience operationally in medical devices, advancing programs from scientific research through clinical development, regulatory approval, and into healthcare systems globally. Mr. Dhillon's business and management experience includes corporate finance, integration, intellectual property licensing, strategy implementation, mergers and acquisitions and collaborations with academic and other institutions. Strategic partnerships established by Mr. Dhillon include early and late stage deals with Merck and Pfizer. Mr. Dhillon co-founded OncoSec, a biotechnology company pioneering new technologies to stimulate the body's immune system to target and attack cancer. Mr Dhillon is currently a member of the board of directors of OncoSec. Prior to that, Mr. Dhillon served as Vice President of Finance and Operations at Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation), a DNA vaccine development company, from September 2003 until March 2011. Mr. Dhillon is also currently a director for Emerald Health Sciences, Inc. and Audit Committee Chair of Emerald Health Therapeutics, Inc. (TSXV: EMH) and Nemus Bioscience, Inc. (OTCQB: NMUS). Mr. Dhillon was recognized as one of the "Top 100 CEOs" by PharmaVoice in 2013, as "Most Admired CEO" by The San Diego Business Journal in 2016, and as a finalist for Ernst & Young's Annual "Entrepreneur of the Year." Mr. Dhillon has a Bachelor of Arts with honors in Political Science and a minor in Business Administration from Simon Fraser University.

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

Family Relationships

On July 20, 2018, the Company announced that the Board appointed Punit Dhillon (“Mr. Dhillon”), the co-founder and former President and CEO of OncoSec Medical Incorporated (“OncoSec”), a biotechnology company pioneering new technologies to stimulate the body’s immune system to target and attack cancer, as a director of the Company effective on July 19, 2018. Mr. Dhillon is the nephew of Dr. Avtar Dhillon (“Dr. Dhillon”), who was the former chairman of the board of directors of the Company, and is a member of the board of directors of OncoSec and Emerald Health Sciences, Inc., both of which are companies for which Dr. Dhillon is the chairman of the board.  Dr. Dhillon is also currently serving as an advisor to the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders beneficially owning more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors, and persons who beneficially own more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended September 30, 2018, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a).

Code of Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, principal executive officer, principal financial officer, principal accounting officer and all of our other officers and employees and can be found on our website, http://www.archtherapeutics.com on our “Corporate Governance” webpage, which can be accessed from the “Investors” tab of our website. We will also provide a copy of our code of business conduct and ethics to any person without charge upon his or her request. Any such request should be directed to our Chief Financial Officer at 235 Walnut Street, Suite 6, Framingham, Massachusetts 01702. We intend to make all required disclosures concerning any amendments to or waivers from our code of business conduct and ethics on our website.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the fiscal years ended September 30, 2018 and September 30, 2017 for (i) our principal executive officer; (ii) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during our last completed fiscal year; and (iii) certain of our other executive officers, whose compensation is voluntarily provided.

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Bonus $	Stock Awards ($) (1)	Option Awards ($) (2)	All other Compensation ($)	Total ($)
Dr. Terrence W. Norchi	2018	425,000	127,500	153,000	123,984		829,484
President and Chief Executive Officer	2017	350,000	97,500	422,500	357,435	—	1,227,435

Richard E. Davis	2018	325,000	81,250	116,875	94,710		617,835
Chief Financial Officer	2017	268,750	62,500	325,000	274,950	—	931,200

(1)	Represents the aggregate grant date fair values of restricted stock awards granted during the fiscal year ended September 30, 2018.

(2)	Represents the aggregate grant date fair values of awards granted during the fiscal years ended September 30, 2018 and 2017 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by our executive officers. For information on the valuation assumptions with respect to option grants made during the fiscal years ended September 30, 2018 and 2017, refer to Note 10 “Stock-Based Compensation” in our consolidated financial statements included in this filing.

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

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the aggregate number of option and stock awards held by our named executive officers at September 30, 2018:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Dr. Terrence W. Norchi	500,000	-	(1)	0.35	03/22/2024
	400,000	-	(2)	0.19	01/21/2025
	355,000	-	(3)	0.28	08/17/2025
	1,041,667	208,333	(4)	0.39	05/02/2026
	419,792	230,208	(5)	0.65	02/02/2027
	105,000	255,000	(6)	0.425	07/18/2028
						1,030,000	(7)	432,600
						650,000	(8)	273,000
						360,000	(9)	151,200

Richard E. Davis	500,000	-	(10)	0.22	07/06/2024
	500,000	-	(11)	0.19	01/21/2025
	175,000	-	(12)	0.28	08/17/2025
	125,000	25,000	(13)	0.39	05/02/2026
	322,917	177,083	(14)	0.65	02/02/2027
	80,208	194,792	(15)	0.425	07/18/2028
						500,000	(16)	210,000
						275,000	(17)	115,500

(1)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of March 23, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24 th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing April 23, 2015.

(2)	Represents an option to purchase 400,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24 th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2016.

(3)	Represents an option to purchase 355,000 shares of Common Stock with a grant date of August 1, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36 th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(4)	Represents an option to purchase 1,250,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(5)	Represents an option to purchase 650,000 shares of Common Stock granted on February 3, 2017. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant

(6)	Represents an option to purchase 360,000 shares of Common Stock with a grant date of July 19, 2018. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36 th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing August 19, 2018.

(7)	Represents a stock award to receive 1,030,000 shares of Common Stock granted on May 3, 2016. 100% of the stock award becomes vested on November 1, 2018.

(8)	Represents a stock award to receive 650,000 shares of Common Stock granted on February 3, 2017. 100% of the stock award becomes vested on February 3, 2019.

(9)	Represents a stock award to receive 360,000 shares of Common Stock granted on July 19, 2018. 100% of the stock award becomes vested on July 19, 2020.

(10)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of July 7, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.

(11)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24 th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2015.

(12)	Represents an option to purchase 175,000 shares of Common Stock with a grant date of August 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36 th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(13)	Represents an option to purchase 150,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(14)	Represents an option to purchase 500,000 shares of Common Stock granted on February 3, 2017. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(15)	Represents an option to purchase 275,000 shares of Common Stock granted on July 19, 2018. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(16)	Represents a stock award to receive 500,000 shares of Common Stock granted on February 3, 2017. 100% of the stock award becomes vested on February 3, 2019.

(17)	Represents a stock award to receive 275,000 shares of Common Stock granted on July 19, 2018. 100% of the stock award becomes vested on July 19, 2020.

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

The following table summarizes all compensation paid to our non-employee directors during the fiscal year ended September 30, 2018:

Director Compensation Table

	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All other Compensation ($)	Total ($)

Dr. Avtar Dhillon (3)	152,000	93,500	84,455	—	329,958

James R. Sulat (4)	50,000	46,750	37,887	—	134,634

Punit Dhillon (5)	10,000	—	68,885	—	78,880

(1)	The values listed represent the aggregate grant date fair values of restricted stock awards granted during the fiscal year ended September 30, 2018.

(2)	Represents the aggregate grant date fair values of awards granted during the fiscal year ended September 30, 2018 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by our non-employee directors. For information on the valuation assumptions with respect to option grants made during the fiscal years ended September 30, 2018, refer to Note 10 “Stock-Based Compensation” in our consolidated financial statements included in this filing.

(3)	The aggregate number of shares of Common Stock underlying option awards and stock awards outstanding as of September 30, 2018 held by Dr. Dhillon was 2,405,000 and 1,357,000, respectively. Dr. Dhillon resigned from the Board effective July 19, 2018.

(4)	Mr. Sulat was appointed as a member of the Board on August 19, 2015. The aggregate number of shares of Common Stock underlying option awards and stock awards outstanding as of September 30, 2018 held by Mr. Sulat was 640,000 and 340,000, respectively.

(5)	Mr. Dhillon was appointed as a member of the Board on July 19, 2018. The aggregate number of shares of Common Stock underlying option awards outstanding as of September 30, 2018 held by Mr. Dhillon was 200,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2013, our Board of Directors and the holders of a majority of our standing common stock approved and adopted the Arch Therapeutics, Inc. 2013 Stock Incentive Plan (the “Plan”). The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. As of September 30, 2018, the Plan has reserved 22,114,256 shares of our common stock for issuance thereunder in awards granted to employees, directors and/or consultants. The Plan provides that on the first business day of each fiscal year commencing with fiscal year 2013, the number of shares of our common stock reserved for issuance under the Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (i) 3,000,000 shares, (ii) 4% of the number of shares outstanding on the last day of our immediately preceding fiscal year, or (iii) such lesser number of shares as determined by the administrator of the Plan, which is currently our Board of Directors. As a result of that provision, as of October 1, 2018, the number of shares reserved for issuance under the Plan increased by 3,000,000 to 25,114,256. The following table provides information as of September 30, 2018 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,684,210	$0.40	1,878,980
Equity compensation plans not approved by security holders	—	—	—
Total	15,684,210	$0.40	1,878,980

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Arch Therapeutics, Inc., 235 Walnut St., Suite #6, Framingham, Massachusetts 01702. The information set forth in the table below is based on 164,441,786 shares of our Common Stock outstanding on December 17, 2018. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 17, 2018 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. The following table is presented after taking into account (a) the 4.9% ownership limitation (which may waived at the holder’s discretion, provided that such waiver will not become effective until the 61 st day after delivery of such waiver notice) to which Tungsten III, LLC (“Tungsten”), an entity controlled by Michael Parker, is subject to under the terms of the Series D Warrants issued to Mr. Parker in the 2015 Private Placement Financing that concluded on July 2, 2015 and subsequently transferred to Tungsten; and (b) the 4.99% ownership limitation (which may be increased to 9.99% at the holder’s discretion, provided that such increase will not become effective until the 61 st day after delivery of the notice in which the holder informs us of this increase) to which the investors in our 2016 private placement that closed on May 26, 2016 (the “2016 Private Placement Financing”) the 2017 Financing and their respective assignees are subject under the terms of the Series E Warrants issued in the 2016 Private Placement Financing and/or Series F Warrants issued in the 2017 Financing. As a result of the foregoing ownership limitations, the table below does not include any of the investors from the Private Placement Financings other than Mr. Parker.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5%+ Stockholders:

Avtar Dhillon (4)	10,760,498	6.46%

Twelve Pins Partners (2)	10,000,000	6.08%

Michael A. Parker (3)	9,676,966	5.89%
Directors and Executive Officers

Terrence Norchi (5)	16,608,451	9.92%

James R. Sulat (6)	2,582,018	1.56%

Punit Dhillon (7)	100,000	0.00%

Richard E. Davis (8)	2,671,750	1.61%

Current Directors and Named Executive Officers as a Group (4 persons)	21,962,219	12.92%

Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of November 14, 2018, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

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

(3)

Represents (i) 1,380,891 shares of Common Stock owned individually by Michael Parker; (ii) 3,296,075 shares of Common Stock owned individually by Ana B Parker, spouse of Michael Parker; and (iii) 5,000,000 shares of Common Stock owned through Tungsten III LLC, of which Michael Parker is the sole manager. Excludes 4,500,000 shares of Common Stock that may be acquired upon the exercise of Series D Warrants (which expire on June 30, 2020) or any of the 1,583,334 shares of Common Stock that may be acquired upon the exercise of Series E Warrants (which expire May 26, 2021), since such warrants cannot be exercised until such time as the holder would not beneficially own, after such exercise, more than 4.9% of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case such waiver will become effective sixty-one (61) days after the holder's delivery of such waiver notice.  As of December 17, 2018, Mr. Parker has not waived such limitation.”

(4)	Represents (a) 8,517,373 shares of our Common Stock; and (b) 2,243,125 shares subject to options exercisable within 60 days after December 17, 2018.

(5)	Represents (a) 10,000,000 shares of our Common Stock held by Twelve Pins Partners, LLC, with respect to which Dr. Norchi holds sole voting and investment control; (b) 1,419,076 shares issued to Dr. Norchi upon the closing of the Merger in exchange for the cancellation of shares of Common Stock and convertible notes of ABS owned by him immediately prior to the closing of the Merger; (c) 1,130,000 shares of restricted stock granted to Dr. Norchi on May 3, 2016; (d) 650,000 shares of restricted stock granted to Dr. Norchi on February 3, 2017; 360,000 shares of restricted stock granted to Dr. Norchi on July 19, 2018; and (e) 3,049,375 shares subject to options exercisable within 60 days after December 17, 2018. Dr. Norchi disclaims beneficial ownership of the securities held by Twelve Pins Partners, LLC except to the extent of his pecuniary interest therein.

(6)	Represents (a) 370,000 shares of our Common Stock directly held by Mr. Sulat; (b) 922,267 shares of our Common Stock held by the Keyes Sulat Revocable Trust; (c) 41,666 shares of our Common Stock held by the Brenna Keyes Sulat Irrevocable Trust; (d) 41,666 shares of our Common Stock held by the Nathaniel Keyes Sulat Irrevocable Trust; (e) a Series D Warrant exercisable for 454,546 shares of our Common Stock, a Series E Warrant exercisable for 83,333 shares of our Common Stock and a Series F Warrant exercisable for 45,833 shares of our Common stock, in each case held by Keyes Sulat Revocable Trust; (f) a Series F Warrant exercisable for 22,916 shares of our Common stock held by the Brenna Keyes Sulat Irrevocable Trust; (g) a Series F Warrant exercisable for 22,916 shares of our Common stock held by the Nathaniel Keyes Sulat Irrevocable Trust; and (h) 576,875 shares subject to options exercisable within 60 days after December 17, 2018. Mr. Sulat disclaims beneficial ownership of the securities held by Keyes Sulat Revocable Trust, Brenna Keyes Sulat Irrevocable Trust and Nathaniel Keyes Sulat Irrevocable Trust except, in each case, to the extent of his pecuniary interest therein.

(7)	Represents 100,000 shares of our Common Stock subject to options exercisable within 60 days after December 17, 2018.

(8)	Represents (a) 103,000 of our Common Stock directly held by Mr. Davis; (b) 500,000 shares our restricted Common Stock granted to Mr. Davis on February 3, 2017; (c) 275,000 shares our restricted Common Stock granted to Mr. Davis on July 19, 2018; and (d) 1,793,750 shares of our Common Stock subject to options exercisable within 60 days after December 17, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During fiscal years 2018 and 2017, other than with respect to matters relating to the Company’s compensation arrangements with its executive officers, there were no transactions between the Company or any of its subsidiaries and any “Related Person” (as that term is defined in Item 404 of Regulation S-K) that would be required to be reported pursuant to Item 404 of Regulation S-K other than the following:

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

Director Independence

Our Board of Directors has determined that Mr. James R. Sulat and Mr. Punit Dhillon would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Further, although we have not established separately designated audit, nominating or compensation board committees, Mr. Sulat and Mr. Dhillon would qualify as “independent” under Nasdaq Listing Rules applicable to all such board committees. Dr. Terrence W. Norchi would not qualify as “independent” under Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he currently serves as our President and Chief Executive Officer.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended September 30, 2018 and 2017 and all other fees paid by us for services rendered by Moody, Famiglietti & Andronico LLP, our current principal accountant, during the fiscal years ended September 30, 2018 and 2017:

	2018	2017
Audit Fees	$129,680	$115,600
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	10,853
Total	$129,680	$126,453

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

Tax Fees. Tax fees consist principally of assistance related to tax compliance, tax advice, and tax planning. For the fiscal years ended September 30, 2018 and 2017 there were no tax fees paid to our principal accountant.

All Other Fees. These fees would consist of all fees paid to our principal accountant that are not reflected as audit, audit-related or tax fees such as fees incurred in connection with reviewing our registration statements and prospectus supplements.

Pre-Approval Policy

As our Board of Directors has not established a separate standing audit committee, all engagements of our independent registered public accounting firm for 2018 and 2017 were pre-approved by the full Board of Directors.

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

(b).	Exhibits. The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger dated May 10, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc.		8-K	2.1	333-178883	5/13/2013

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc..		10-Q	10.11	000-54986	8/14/2013

3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-K	3.1	000-54986	12/12/2014

3.2	Amended and Restated Bylaws of Arch Therapeutics, Inc.		8-K	3.1	333-178883	6/24/2013

10.1#	Termination Agreement and Release dated June 25, 2013, between ABS and Terrence W. Norchi		8-K	10.7	333-178883	6/26/2013

10.2#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi		8-K	10.8	333-178883	6/26/2013

10.3#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and Terrence W. Norchi Stock		8-K	10.1	000-54986	3/27/2014

10.4#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Alan T. Barber		8-K	10.9	333-178883	6/26/2013

10.5#	Executive Employment Agreement, effective July 8, 2013, by and between Arch Therapeutics, Inc. and William M. Cotter		8-K	10.1	000-54986	7/8/2013

10.6#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and William M. Cotter		8-K	10.2	000-54986	3/27/2014

10.7#	Separation Agreement dated June 15, 2015 by and between Arch Therapeutics, Inc. and William M. Cotter		10-Q	10.3	000-54986	8/7/2015

10.8#	Executive Employment Agreement, effective July 7, 2014, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/7/2014

10.9#	First Amendment to Executive Employment Agreement, dated July 27, 2015, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/31/2015

10.10#	Consulting Agreement dated October 15, 2015 by and between Arch Therapeutics, Inc. and Dr. Arthur Rosenthal		S-1/A	10.40	333-206873	10/16/2015

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.11#	Arch Therapeutics, Inc. 2013 Stock Incentive Plan		8-K	10.1	333-178883	6/24/2013

10.12#	Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.13	000-54986	8/14/2013

10.13#	Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.14	000-54986	8/14/2013

10.14#	Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.15	000-54986	8/14/2013

10.15#	Form of Restricted Stock Award Agreement		8-K	10.2	000-54986	5/6/2016

10.16	Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.1	333-178883	4/25/2013

10.17	Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.2	333-178883	4/25/2013

10.18	Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. Dated April 19, 2013		8-K	10.3	333-178883	4/25/2013

10.19	Form of Securities Purchase Agreement		8-K	10.4	333-178883	4/25/2013

10.20	Form of Warrant		8-K	10.5	333-178883	4/25/2013

10.21	Amended and Restated Exclusive Patent License Agreement dated May 23, 2011 between ABS and the Massachusetts Institute of Technology, as amended by the First Amendment to Amended and Restated Exclusive Patent License Agreement dated May 15, 2012 between ABS and the Massachusetts Institute of Technology, and further amended by the Second Amendment to Amended and Restated Exclusive Patent License Agreement dated February 1, 2013 between ABS and the Massachusetts Institute of Technology, as further amended by the Third Amendment to Amended and Restated Exclusive Patent License Agreement dated April 30, 2013 between ABS and the Massachusetts Institute of Technology, and as further amended by the Letter Agreement dated June 10, 2013 between ABS and the Massachusetts Institute of Technology		8-K	10.6	333-178883	6/26/2013

10.22	Life Sciences Accelerator Funding Agreement dated September 30, 2013 between Arch Therapeutics, Inc. and the Massachusetts Life Sciences Center		8-K	10.1	000-54986	10/4/2013

10.23	Form of Warrant to Purchase Shares of Common Stock dated September 30, 2013 issued by Arch Therapeutics, Inc. to the Massachusetts Life Sciences Center ((included as Exhibit B in Exhibit 10.22)		8-K	10.2	000-54986	10/4/2013

10.24	Form of MLSC Subordination Agreement		8-K	10.1	000-54986	9/9/2015

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.25	Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement dated September 28, 2016 by and between Arch Therapeutics, Inc. and Massachusetts Life Sciences Center		8-K	10.1	000-54986	9/29/2016

10.26	Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.1	000-54986	1/31/2014

10.27	Form of Series A Warrant to Purchase Common Stock		8-K	4.1	000-54986	1/31/2014

10.28	Form of Series B Warrant to Purchase Common Stock		8-K	4.2	000-54986	1/31/2014

10.29	Form of Series C Warrant to Purchase Common Stock		8-K	4.3	000-54986	1/31/2014

10.30	Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock		8-K	10.1	000-54986	12/2/2014

10.31	Amendment to Series C Warrants to Purchase Common Stock		8-K	10.3	000-54986	3/13/2015

10.32	Amendment to Series C Warrants to Purchase Common Stock dated May 30, 2015		8-K	10.1	000-54986	6/1/2015

10.33	Amendment to Series A and Series C Warrants to Purchase Common Stock dated June 22, 2015		8-K	10.1	000-54986	6/23/2015

10.34	Form of Registration Rights Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.2	000-54986	1/31/2014

10.35	Form of Subscription Agreement		8-K	10.1	000-54986	3/13/2015

10.36	Form of 8% Convertible Note		8-K	10.2	000-54986	3/13/2015

10.37†	Project Agreement by and between Arch Therapeutics, Inc. and the National University of Ireland Galway dated May 28, 2015		10-Q	10.1	000-54986	8/7/2015

10.38	Form of Subscription Agreement		8-K	10.1	000-54986	7/6/2015

10.39	Form of Series D Warrants		8-K	10.2	000-54986	7/6/2015

10.40	Registration Rights Agreement dated June 30, 2015, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	7/6/2015

10.41	Form of Subscription Agreement		8-K	10.1	000-54986	6/2/2016

10.42	Form of Series E Warrants		8-K	10.2	000-54986	6/2/2016

10.43	Registration Rights Agreement dated May 26, 2016, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	6/2/2016

10.44	Securities Purchase Agreement		8-K	10.1	000-54986	02/21/2017

10.45	Form of Series F Warrants		8-K	10.2	000-54986	02/21/2017

10.46	Securities Purchase Agreement		8-K	10.1	000-54986	06/29/2018

10.47	Form of Series G Warrants		8-K	10.2	000-54986	06/29/2018

10.48#	Advisory Agreement, effective July 19, 2018, by and between Arch Therapeutics, Inc. and Dr. Avtar Dhillon		8-K	10.1	000-54986	07/20/2018

10.49#	Offer Letter to Join the Board of Directors of Arch Therapeutics, Inc. dated July 19, 2018, by and between Arch Therapeutics, Inc. and Punit Dhillon		8-K	10.4	000-54986	07/20/2018

21.1	List of Subsidiaries		8-K	21.1	333-178883	6/26/2013

23.1	Consent of Independent Registered Public Accounting Firm	X

Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

24.1	Power of Attorney (included on the signature page hereto)	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

† Confidential treatment has been granted as to certain portions of these Exhibits

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi, MD
Date: December 18, 2018		Terrence W. Norchi, MD
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

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director	December 18, 2018
/s/ Terrence W. Norchi, MD	(Principal Executive Officer)
Terrence W. Norchi, MD

	Chief Financial Officer	December 18, 2018
/s/ Richard E. Davis	(Principal Financial and Accounting Officer)
Richard E. Davis

/s/ James R. Sulat	Director	December 18, 2018
James R. Sulat

/s/ Punit Dhillon	Director	December 18, 2018
Punit Dhillon

ARCH THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Arch Therapeutics, Inc.

Framingham, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arch Therapeutics, Inc. and Subsidiary (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that Arch Therapeutics, Inc. and Subsidiary will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has an accumulated deficit, has suffered significant losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moody, Famiglietti & Andronico, LLP

We have served as the Company’s auditor since 2013.

Tewksbury, Massachusetts

December 18, 2018

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of September 30, 2018 and 2017

	September 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash	$4,667,410	$5,994,052
Prepaid expenses	151,794	85,343
Total current assets	4,819,204	6,079,395

Long-term assets:
Property and equipment, net	17,261	7,188
Other assets	3,500	3,500
Total long-term assets	20,761	10,688

Total assets	$4,839,965	$6,090,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$160,946	$264,876
Accrued expenses and other liabilities	127,439	168,655
Total current liabilities	288,385	433,531

Long-term liabilities:
Long-term derivative liability	3,191,752	3,430,033
Total long-term liabilities	3,191,752	3,430,033

Total liabilities	3,480,137	3,863,564

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 164,397,013 and 153,692,857 shares issued and outstanding as of September 30, 2018 and September 30, 2017, respectively	159,815	149,943
Additional paid-in capital	35,517,491	31,580,022
Accumulated deficit	(34,317,478)	(29,503,446)
Total stockholders’ equity	1,359,828	2,226,519

Total liabilities and stockholders' equity	$4,839,965	$6,090,083

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Operations
For the Years Ended September 30, 2018 and 2017

	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017

Revenues	$-	$-

Operating expenses:
General and administrative expenses	4,565,522	5,207,753
Research and development expenses	2,884,245	2,094,795
Total operating expenses	7,449,767	7,302,548

Operating loss	(7,449,767)	(7,302,548)

Other income (expense):
(Increase)/decrease to fair value of derivative	2,635,735	(433,923)
Interest expense	-	(52,385)
Total other income (expense)	2,635,735	(486,308)

Net loss	$(4,814,032)	$(7,788,856)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.03)	$(0.05)
Weighted common shares - basic and diluted	152,712,714	142,722,788

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended Septermber 30. 2018 and 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2016	134,432,075	$134,432	$24,741,153	$(21,714,590)	$3,160,995

Net loss	-	-	-	(7,788,856)	(7,788,856)

Issuance of restricted stock for services	225,000	225	161,775	-	162,000

Shares issued for the exercise of warrants	4,978,742	4,979	1,584,909	-	1,589,888

Shares issued for the exercise of stock options	15,000	15	5,485	-	5,500

Shares issued for the exercise of stock options - cashless	106,666	106	(106)	-	-

Exercise of Series A Warrants - cashless	18,710	19	(19)	-	-

Issuance of stock in private placement funding	10,166,664	10,167	2,980,845	-	2,991,012

Stock based compensation expense	-	-	2,105,980	-	2,105,980

Balance at September 30, 2017	149,942,857	149,943	31,580,022	(29,503,446)	2,226,519

Net loss	-	-	-	(4,814,032)	(4,814,032)

Shares issued for the exercise of warrants	242,273	242	63,146	-	63,388

Shares issued for the exercise of stock options - Cashless	116,883	117	(117)	-	-

Shares issued for the exercise of stock options	210,000	210	77,490	-	77,700

Issuance of restricted stock	233,000	233	(233)	-	-

Issuance of stock in private placement funding	9,070,000	9,070	2,054,724	-	2,063,794

Stock based compensation expense	-	-	1,742,459	-	1,742,459

Balance at September 30, 2018	159,815,013	$159,815	$35,517,491	$(34,317,478)	$1,359,828

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2018 and 2017

	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017
Cash flows from operating activities:
Net loss	$(4,814,032)	$(7,788,856)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,342	1,498
Stock-based compensation	1,742,459	2,105,980
Noncash interest expense on notes payable	-	22,118
Issuance of restricted stock for services	-	162,000
(Decrease) increase to fair value of derivative	(2,635,735)	433,923

Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses	(66,451)	22,441
Other Assets	-	(3,500)
Increase (decrease) in:
Accounts payable	(103,930)	(110,020)
Accrued expenses and other liabilities	(41,216)	(130,832)
Accrued interest	-	(331,000)
Net cash used in operating activities	(5,913,563)	(5,616,248)

Cash flows from investing activities:
Purchases of property and equipment	(15,415)	(8,686)
Net cash used in investing activities	(15,415)	(8,686)

Cash flows from financing activities:
Proceeds from exercise of warrants	63,388	1,589,888
Proceeds from issuance of common stock and warrants	4,461,248	5,987,122
Proceeds from exercise of stock options	77,700	5,500
Payments on note payable	-	(1,000,000)
Net cash provided by financing activities	4,602,336	6,582,510

Net (decrease)/increase in cash	(1,326,642)	957,576

Cash, beginning of year	5,994,052	5,036,476

Cash, end of year	$4,667,410	$5,994,052

Non-cash financing activities:
Warrant derivative liability	$2,397,454	$2,996,110
Exercise of stock options - cashless	$117	$107
Restricted stock - vested	$233	$-

Cash paid for
Interest on note	$-	$361,268

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued by the Financial Accounting Standards Board (FASB) in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosure.

ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” was issued by the FASB in March 2016. The purpose of this amendment is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted ASU 2016-09 during our first quarter of fiscal year 2018, which had no impact on our consolidated financial statements, and will apply the guidance in future periods.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2018 and September 30, 2017.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment .. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended September 30, 2018 and 2017 there has not been any impairment of long-lived assets.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate to a flat rate of 21%, effective January 1, 2018, as well as the elimination of net operating loss carrybacks for losses arising in taxable years beginning after December 31, 2017. Further, operating losses arising in tax years after December 31, 2017, are carried forward indefinitely. Due to the TCJA, the Company’s deferred tax assets and liabilities recognized prior to 2017 were revalued at the newly enacted tax rates, which resulted in a corresponding adjustment in the valuation allowance.

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

Fair Value Measurements

The Company measures both financial and nonfinancial assets and liabilities in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures , including those that are recognized or disclosed in the consolidated financial statements at fair value on a recurring basis. The standard created a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 inputs are unobservable inputs that reflect the Company’s own views about the assumptions market participants would use in pricing the asset or liability.

 At September 30, 2018 and September 30, 2017, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from October 1, 2018 and ending on December 17, 2018 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 15.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of September 30, 2018, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At September 30, 2018 and September 30, 2017, property and equipment consisted of:

	Estimated Useful Life	September 30, 2018	September 30, 2017

Furniture and fixtures	5 years	$9,357	$2,925

Leasehold improvements	3 years	$8,983	$-

Computer equipment	3 years	$8,686	$8,686

Lab equipment	5 years	$1,000	$1,000

		28,026	12,611

Less – accumulated depreciation		10,765	5,423

Property and equipment, net		$17,261	$7,188

For the years ended September 30, 2018 and 2017 depreciation expense recorded was $5,342 and $1,498, respectively.

4.	INCOME TAXES

The principal components of the Company's net deferred tax assets consisted of the following at September 30:

	2018	2017
Net operating loss carryforwards	$5,848,080	$7,129,736
Capitalized expenditures	1,486,679	1,511,187
Research and experimentation credit carryforwards	802,765	632,659
Stock based compensation	2,074,247	2,370,477
Property and Equipment	1,235	1,488
Accrued expenses	13,660	20,100
Deferred rent	328	-
Gross deferred tax assets	10,226,994	11,665,647
Deferred tax asset valuation allowance	(10,226,994)	(11,665,647)

Net deferred tax assets	$-	$-

As of September 30, 2018 and 2017, the Company had federal net operating loss carryforwards of approximately $21,770,000 and $17,960,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2026. As of September 30, 2018 and 2017, the Company had federal research and experimentation credit carryforwards of $616,217 and $380,982, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029.

As of September 30, 2018 and 2017, the Company had state net operating loss carryforwards of approximately $20,730,000 and $16,771,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2018. As of September 30, 2018 and 2017, the Company had state research and experimentation credit carryforwards of $236,000 and $162,000, respectively, which may be able to offset future income tax liabilities and which would begin to expire in 2023.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of September 30, 2018 and 2017 did not satisfy the realization criteria set forth in FASB ASC Topic 740, Income Taxes, and therefore has recorded a valuation allowance for the entire deferred tax asset. The valuation allowance decreased in 2018 by approximately $1,440,000 and increased in 2017 by approximately $3,041,000. The Company’s effective income tax rate differed from the federal statutory rate due to state taxes and the Company’s full valuation allowance, the latter of which reduced the Company’s effective federal income tax rate to zero.

The Company experienced an ownership change as a result of the Merger described in Note 1, causing a limitation on the annual use of the net operating loss carryforwards, which are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions.

As of September 30, 2018, the Company is open to examination in the U.S. federal and certain state jurisdictions for tax years ended September 30, 2018, 2017, 2016, and 2015.

5.	2014 PRIVATE PLACEMENT FINANCING

On January 30, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with nine separate accredited investors (“2014 Investors”) providing for the issuance and sale by the Company to the 2014 Investors, in a private placement, of an aggregate of 11,400,000 shares of Common Stock (collectively, the “2014 Shares”) at a purchase price of $0.25 per share and three series of warrants, the Series A warrants, the Series B warrants and the Series C warrants, to purchase up to an aggregate of 34,200,000 shares of the Company’s Common Stock (collectively, the “ 2014 Warrants ,” and the shares issuable upon exercise of the 2014 Warrants, collectively, the “2014 Warrant Shares”), for aggregate gross proceeds to the Company of approximately $2,850,000 (the “2014 Private Placement Financing”).

Upon the closing of the 2014 Private Placement Financing on February 4, 2014 (the “Closing Date”), the Company entered into a registration rights agreement (the “2014 Registration Rights Agreement ) with the 2014 Investors, pursuant to which the Company became obligated, subject to certain conditions, to file with the SEC on or before March 21, 2014 one or more registration statements to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), (i) the 2014 Shares and the 2014 Warrant Shares, plus (ii) an additional number of shares of Common Stock equal to 33% of the total number of 2014 Shares and 2014 Warrant Shares, to account for adjustments, if any, to the number of 2014 Warrant Shares issuable pursuant to the terms of the 2014 Warrants (the securities set forth in this clause (ii), the “Additional Shares”). Under the terms of the 2014 Registration Rights Agreement, the Company was permitted to reduce the number of shares covered by a registration statement if such reduction is required by the SEC as a condition for permitting such registration statement to become effective and treated as a resale registration statement (the “Cutback Provisions”). In response to comments received from the SEC and in accordance with the terms of the 2014 Registration Rights Agreement, the Company reduced the number of shares included in its draft resale registration statement (the “2014 S-1”) by the number of Additional Shares. The Company’s failure to satisfy certain other obligations and deadlines set forth in the 2014 Registration Rights Agreement may subject the Company to payment of monetary penalties as discussed below. The resale registration statement was declared effective on July 2, 2014. As described below, in the event that we fail to comply with certain requirements in the 2014 Registration Rights Agreement, we may be required to pay liquidated damages to the investors.

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

During the year ended September 30, 2018, no Series A Warrants had been exercised. During the year ended September 30, 2017, Series A Warrants had been exercised on a cash basis for an aggregate issuance of 1,100,000 shares of the Company’s common stock, resulting in gross proceeds to the Company of $220,000. During the year ended September 30, 2016, Series C Warrants had been exercised on a cash basis for an aggregate issuance of 3,400,000 shares of the Company’s Common stock, respectively, resulting in gross proceeds to the Company of $680,000.  As of September 30, 2018, all Series A Warrants and Series C Warrants have been exercised.

6.	2015 PRIVATE PLACEMENT FINANCING

Beginning June 22, 2015 and through June 30, 2015, the Company entered into a series of substantially similar subscription agreements (each a “Subscription Agreement”) with 20 accredited investors (collectively, the “2015 Investors”) providing for the issuance and sale by the Company to the 2015 Investors, in a private placement, of an aggregate of 14,390,754 Units (“Unit”) at a purchase price of $0.22 per Unit (the “2015 Private Placement Financing”). Each Unit consisted of a share of Common Stock (the “2015 Shares”) and a Series D Warrant to purchase a share of Common Stock at an exercise price of $0.25 per share at any time prior to the fifth anniversary of the issuance date of the Series D Warrant (the “Series D Warrants” and the shares issuable upon exercise of the Series D Warrants, collectively, the “2015 Warrant Shares”). The Company did not engage any underwriter or placement agent in connection with the 2015 Private Placement Financing, and the aggregate gross proceeds raised by the Company in the 2015 Private Placement Financing totaled approximately $3,200,000.

The Company’s obligation to issue and sell the 2015 Shares and the Series D Warrants and the corresponding obligation of the 2015 Investors to purchase such 2015 Shares and Series D Warrants were subject to a number of conditions precedent including, but not limited to, the amendment of the Company’s Series A Warrants and Series C Warrants to delete certain of the anti-dilution provisions contained therein, as described in Note 5, 2014 Private Placement Financing, and other customary closing conditions. The conditions precedent were satisfied June 30, 2015 (the “Initial Closing Date”), and the Company conducted an initial closing (the “Initial Closing”) pursuant to which it sold and 19 of the 2015 Investors (the “ Initial Investors ”) purchased 13,936,367 Units at an aggregate purchase price of $3,066,000. On July 2, 2015, the Company conducted a second closing (the “Second Closing” and together with the Initial Closing, the “Closings”) pursuant to which it sold and one of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of $100,000.

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

During the year ended September 30, 2018, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 227,273 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $56,818. During the year ended September 30, 2017, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 1,750,001 shares of the Company’s Common stock resulting in gross proceeds to the Company of $437,500. As of September 30, 2018, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Common Stock

At the June 30, 2015 Initial Closing Date of the 2015 Private Placement Financing, the Company issued 13,936,367 shares of Common Stock. On July 2, 2015, the Company conducted the Second Closing pursuant to which it sold and one of the 2015 Investors purchased 454,387 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series D Warrants relating to the aforementioned 2015 Private Placement Financing in accordance with ASC 815-40, Derivatives and Hedging . Because the Series D Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity in the accompanying consolidated financial statements.

7.	2016 PRIVATE PLACEMENT FINANCING

Beginning May 24, 2016 and through May 26, 2016, we entered into a series of substantially similar subscription agreements (each a “2016 Subscription Agreement”) with 18 accredited investors (collectively, the “ 2016 Investors ”) providing for the issuance and sale by the Company to the 2016 Investors, in a private placement, of an aggregate of 9,418,334 Units at a purchase price of $0.36 per Unit (the “2016 Private Placement Financing”). Each Unit consisted of a share of Common Stock, and a Series E Warrant to purchase 0.75 shares of Common Stock at an exercise price of $0.4380 per share at any time prior to the fifth anniversary of the issuance date of the Series E Warrant (the “Series E Warrants” and the shares issuable upon exercise of the Series E Warrants, collectively, the “Series E Warrant Shares”). The exercise price of the Series E Warrants was set to equal the closing price of our Common Stock on the date of their issuance (May 26, 2016), which was $0.4380, and therefore the Series E Warrants were not issued at a discount to the market price of our Common Stock as of such date. The gross proceeds to Arch were approximately $3.4 million before deducting financing costs of approximately $281,000.

The number of shares of Common Stock into which each of the Series E Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Series E Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, (i) at any time during the term of the Series E Warrants, we may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by our Board of Directors (the “Board ); and (ii) certain of the Series E Warrants provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Series E Warrant, together with its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% of the Common Stock; provided, however , the holder, upon notice to us, may increase or decrease the ownership limitation, provided that any increase is limited to a maximum of 9.99% of the Company’s Common Stock, and any increase in the ownership limitation will not become effective until the 61 st day after delivery of such notice.

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

During the year ended September 30, 2018, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 15,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $6,570. During the year ended September 30, 2017, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 2,128,741 shares of the Company’s Common stock resulting in gross proceeds to the Company of $932,388. As of September 30, 2018, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

Common Stock

At May 26, 2016, the Closing Date of the 2016 Private Placement Financing, the Company issued 9,418,334 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series E Warrants relating to the aforementioned 2016 Private Placement Financing in accordance with ASC 815-40, Derivatives and Hedging . Because the Series E Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity in the accompanying consolidated financial statements.

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

On February 20, 2017, the Company entered into Securities Purchase Agreement (the “2017 SPA”) with 6 accredited investors (collectively, the “2017 Investors”) providing for the issuance and sale by the Company to the 2017 Investors of an aggregate of 10,166,664 units at a purchase price of $0.60 per Unit in a registered offering (the “2017 Financing”). The securities comprising the units sold in the 2017 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and 0.55 of a Series F Warrant to purchase one share of Common Stock at an exercise price of $0.75 per share at any time prior to the fifth anniversary of the issuance date of the Series F Warrant subject to certain restrictions on exercise (the “2017 Warrants” and the shares issuable upon exercise of the 2017 Warrants, collectively, the “2017 Warrant Shares”). Provisions in the 2017 SPA restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. The gross proceeds to Arch from the 2017 Financing, which closed on February 24, 2017, were approximately $6.1 million before deducting financing costs of approximately $112,000.

The number of shares of the Company’s Common Stock into which each of the Series F Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series F Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, at any time during the term of the Series F Warrants, the Company may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by the Board of the Company. In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series F Warrant for an amount of cash equal to $0.18 for each share of Common Stock underlying the Series F Warrant.

As of September 30, 2018, no Series F Warrants have been exercised. As of September 30, 2018, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

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

Common Stock

At February 24, 2017, the Closing Date of the 2017 Financing, the Company issued 10,166,664 shares of Common Stock.

Derivative Liabilities

The Company accounted for the Series F Warrants relating to the aforementioned 2017 Financing in accordance with ASC 815-10, Derivatives and Hedging . Since the Company may be required to purchase its Series F Warrants for an amount of cash equal to $0.18 for each share of Common Stock the underlying Series F Warrants are not classified within stockholders’ equity, they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the Closing Date, the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid-in capital. During the fiscal years ended September 30, 2018 and 2017, ($2,155,629) and $433,923 was recorded to Increase/(decrease) to fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2018	September 30, 2017
Beginning balance at beginning of year	$3,430,033	$-

Issuances	-	2,996,110

Adjustments to estimated fair value	(2,155,629)	433,923

Ending balance at end of year	$1,274,404	$3,430,033

The derivative liabilities were valued as of February 24, 2017, September 30, 2017 and September 30, 2018 using the Black Scholes Model with the following assumptions:

	February 24, 2017	September 30, 2017	September 30, 2018
Closing price per share of common stock	$0.68	$0.60	$0.42
Exercise price per share	$0.75	$0.75	$0.75
Expected volatility	111.84%	109.77%	98.43%
Risk-free interest rate	1.80%	1.89%	2.88%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	5.00	4.39	3.38

9.	2018 REGISTERED DIRECT OFFERING

On June 28, 2018, the Company entered into a Securities Purchase Agreement (“2018 SPA”) with 8 accredited investors (“2018 Investors”) providing for the issuance and sale by the Company to the 2018 Investors of an aggregate of 9,070,000 units at a purchase price of $0.50 per Unit in a registered offering (“2018 Financing”). The securities comprising the units sold in the 2018 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and 0.75 of a Series G Warrant to purchase one share of Common Stock at an exercise price of $0.70 per share at any time prior to the fifth anniversary of the issuance date of the Series G Warrant subject to certain restrictions on exercise (“2018 Warrants”) and the shares issuable upon exercise of the 2018 Warrants, (“2018 Warrant Shares”). On June 30, 2018 the shares were recorded as subscribed but not issued. On July 2, 2018, the Closing Date of the 2018 Financing, the Company issued 9,070,000 shares of Common Stock.

The 2018 SPA contains certain restrictions in the Company’s ability to conduct subsequent sales of its equity securities. In particular, subject to certain customary exemptions, from June 28, 2018 until 90 days after July 2, 2018 (i.e., September 30, 2018), neither the Company nor any subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock. Similarly, until such time the three lead investors collectively own less than 20% of the Series G Warrants purchased by them pursuant to the 2018 SPA, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility. The gross proceeds to Arch from the 2018 Financing, which were received as of June 29, 2018, were approximately $4.5 million before deducting financing costs of approximately $74,000.

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

As of September 30, 2018, no Series G Warrants have been exercised. As of September 30, 2018, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

Common Stock

On June 30, 2018 the shares were recorded as subscribed but not issued. On July 2, 2018, the Closing Date of the 2018 Financing, the Company issued 9,070,000 shares of Common Stock.

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

On September 30, 2018 the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,461,248, the remaining proceeds of $2,063,794 were allocated to the Common Stock Subscribed but Unissued and additional paid-in capital. During the fiscal year ending September 30, 2018, $480,106 was recorded to decrease the fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	September 30, 2018
Balance at September 30, 2017	$-

Issuances	2,397,454

Adjustments to estimated fair value	(480,106)

Ending balance at September 30, 2018	$1,917,348

The derivative liabilities were valued as of June 30, 2018 and September 30, 2018 using the Black Scholes Model with the following assumptions:

	June 30, 2018	September 30, 2018
Closing price per share of common stock	$0.48	$0.42
Exercise price per share	$0.70	$0.70
Expected volatility	105.94%	100.18%
Risk-free interest rate	2.73%	2.94%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	5.00	4.74

10.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2018, a maximum number of 22,114,256 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2018, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 25,114,256 shares.

As of September 30, 2018, a total of 15,569,212 options had been issued to employees and directors and 6,027,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the fiscal year ended September 30, 2018, the Company granted 1,860,000 options to employees and directors and 745,000 options to consultants to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the fiscal year ended September 30, 2018 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the fiscal year ended September 30, 2018; expected volatility, 93.15% - 119.44%, risk-free interest rate, 1.31% - 2.85%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 6.25 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Common Stock Options

Stock compensation activity under the 2013 Plan for the year ended September 30, 2018 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2017	14,634,210	$0.39	4.72	$6,178,263
Awarded	2,605,000	$0.45	-	-
Exercised	(435,000)	$0.37	-	-
Forfeited/Cancelled	(1,120,000)	$0.42	-	-
Outstanding at September 30, 2018	15,684,210	$0.41	3.89	$1,142,521
Vested	12,703,439	$0.39	4.25	$1,123,133
Vested and expected to vest at September 30, 2018	15,684,210	$0.40	3.89	$1,142,521

As of September 30, 2018, 1,878,980 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the years ended September 30, 2018 and 2017 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $913,000 and $1,343,000, respectively. Of this amount during the years ended September 30, 2018 and 2017, $349,000 and $374,000, respectively, was recorded to research and development expenses, and $564,000 and $969,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the year ended September 30, 2018, 225,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 116,883 shares of the Company’s Common Stock. In addition, during the year ended September 30, 2017, 240,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 106,666 shares of the Company’s Common Stock.

As of September 30, 2018, there is approximately $754,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.42 years.

Restricted Stock

On July 19, 2018, the Company awarded 745,000 shares of Restricted Stock to members of the Board of Directors and management and 220,000 shares of Restricted Stock to Dr. Dhillon in his capacity as a consultant. The shares subject to this grant are awarded under the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest.

On September 5, 2018, the Company awarded 100,000 shares of Restricted Stock to a consultant. The shares subject to this grant are awarded under the 2013 Plan and 50,000 vest 90 days from the date of the award and 50,000 vest 365 days from the date of the award. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest.

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

Restricted stock activity under the 2013 Plan for the year ended September 30, 2018 and 2017 follows:

	2018	2017
Non Vested at September 30, 2017	1,750,000	225,000
Awarded	1,065,000	1,750,000
Vested	-	(225,000)
Forfeited	-	-
Non Vested at September 30, 2018	2,815,000	1,750,000

The weighted average restricted stock award date fair value information for the year ended September 30, 2018 follows:

Weighted Average Restricted Stock Award
Non Vested at September 30, 2017	$0.65
Awarded	0.43
Vested	-
Forfeited	-
Non Vested at September 30, 2018	$0.57

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the years ended September 30, 2018 and 2017 compensation expense recorded for the restricted stock awards was approximately $600,000 and $372,000, respectively.

11.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant are outside the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. On May 1, 2018, the vesting date for 1,767,000 shares was amended to November 2018. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. During the fiscal year ended September 30, 2018, 233,000 shares of restricted stock awarded outside the 2013 Plan vested.

Restricted Stock activity for the years ended September 30, 2018 and 2017 is as follows:

	2018	2017
Non Vested at beginning of year	2,000,000	2,000,000
Awarded	-	-
Vested	(233,000)	-
Forfeited	-	-
Non Vested at end of year	1,767,000	2,000,000

The weighted average restricted stock award date fair value information for the years ended September 30, 2018 and 2017 follows:

	2017	2017
Non Vested at beginning of year	$0.39	$0.39
Awarded	-	-
Vested	0.39	-
Forfeited	-	-
Non Vested at end of year	$0.39	$0.39

For the years ended September 30, 2018 and 2017, compensation expense recorded for the restricted stock awards was approximately $229,000 and $553,000, respectively.

12.	NOTE PAYABLE

On September 30, 2013, the Company entered into the Life Sciences Accelerator Funding Agreement (“MLSC Loan Agreement”) with the Massachusetts Life Sciences Center (“MLSC”), pursuant to which MLSC provided an unsecured subordinated loan in the amount of $1,000,000 (“MLSC Loan”). The loan originally bore interest at a rate of 10% per annum, and was originally scheduled to become fully due and payable on the earlier of (i) September 30, 2018, (ii) the occurrence of an event of default under the MLSC Loan Agreement, or (iii) the completion of a sale of substantially all of our assets, a change-of-control transaction (“Qualified Sale”) or one or more financing transactions in which we receive from third parties other than our then existing shareholders net proceeds of $5,000,000 or more in a 12-month period (“Qualified Financing”). The MLSC Loan Agreement includes warrants to purchase 145,985 shares of the Company’s Common Stock at an exercise price of $0.27 per share. None of the warrants, which expire on September 30, 2023, have been exercised as of September 30, 2018.

Of the $1,000,000, the Company allocated $944,707 to the loan and $55,293 to the warrants. The allocation of funds to the warrants resulted in a discount on the loan, which is accreted to interest expense over the life of the loan. For the fiscal year ended September 30, 2018 and 2017, approximately $0 and $22,100, respectively of the loan discount was accreted to interest expense. As of September 30, 2018 and 2017, the balance of the MLSC loan was $0.

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

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company's indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2018 and 2017, no amounts have been accrued related to such indemnification provisions.

From time to time, the Company may be exposed to litigation in connection with its operations. The Company’s policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.

MIT Licensing Agreement

In December 2007, the Company entered into a license agreement with MIT pursuant to which the Company acquired an exclusive world-wide license to develop and commercialize technology related to self-assembling peptide compositions, and methods of making and using such compositions in medical and non-medical applications, including claims that cover the Company’s proposed products and methods of use thereof. The license also provides non-exclusive rights to additional intellectual property in the fields that cover the Company’s proposed products and methods of use thereof, in order to provide freedom to operate. The license provides the Company a right to sublicense the exclusively licensed intellectual property. The Company has not sublicensed the exclusively licensed intellectual property to any party for any field.

In exchange for the licenses granted in the agreement, the Company has paid MIT license maintenance fees and patent prosecution costs. The Company paid license maintenance fees of $50,000 to MIT in the fiscal years ended September 30, 2018 and 2017. For the years ended September 30, 2018 and 2017, the annual MIT license maintenance fees of $50,000 are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The license maintenance fees and patent prosecution costs cover the contract year beginning January 1 thru December 31. Annual license maintenance obligations extend through the life of the patents. In addition, MIT is entitled to royalties on applicable future product sales, if any. The annual payments may be applied towards royalties payable to MIT for that year for product sales.

The Company is obligated to indemnify MIT and related parties from losses arising from claims relating to the exercise of any rights granted to the Company under the license, with certain exceptions. The maximum potential amount of future payments the Company could be required to make under this provision is unlimited. The Company considers there to be a low performance risk as of September 30, 2018.

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

The following table reflects the Company’s annual lease commitments:

Year Ending September 30,
2019	$39,600
2020	42,000
$81,600

14.	Selected Quarterly Financial Data (unaudited)

The following table provides selected quarterly financial data for the fiscal years ended September 30, 2018 and 2017:

	Quarters Ended
	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Net sales	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Operating income (loss)	$(1,582,373)	$(2,013,845)	$(1,620,134)	$(2,233,415)

Net Income (loss)	$389,176	$(1,555,361)	$(2,212,640)	$(1,435,207)

Net income (loss) per share - basic and diluted	$-	$(0.01)	$(0.01)	$(0.01)

Weighted average shares - basic	150,144,575	150,302,013	150,550,189	159,778,165

Weighted average shares - diluted	163,527,032	150,302,013	150,550,189	159,778,165

	Quarters Ended
	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017
Net sales	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Operating (loss)	$(1,375,931)	$(2,204,123)	$(1,841,066)	$(1,881,428)

Net (loss)	$(1,401,501)	$(1,869,432)	$(1,775,740)	$(2,742,183)

Net (loss) per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares - basic and diluted	135,319,847	140,513,488	147,019,042	147,989,550

15.	SUBSEQUENT EVENTS

The Company evaluated subsequent events from October 1, 2018 through December 17, 2018, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

