Form 10-Q
period 2018-12-31
Arch Therapeutics, Inc.
filed 2019-02-01
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 31, 2019, 164,961,849 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three months ended December 31, 2018

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of December 31, 2018 (Unaudited) and September 30, 2018

	December 31, 2018 (Unaudited)	September 30, 2018
ASSETS
Current assets:
Cash	$3,377,653	$4,667,410
Prepaid expenses and other current assets	240,012	151,794
Total current assets	3,617,665	4,819,204

Long-term assets:
Property and equipment, net	15,480	17,261
Other assets	3,500	3,500
Total long-term assets	18,980	20,761

Total assets	$3,636,645	$4,839,965

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$130,632	$160,946
Accrued expenses and other liabilities	145,920	127,439
Total current liabilities	276,552	288,385

Long-term liabilities:
Long-term derivative liability	4,024,165	3,191,752
Total long-term liabilities	4,024,165	3,191,752

Total liabilities	4,300,717	3,480,137

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 164,961,849 and 164,297,013 shares issued and outstanding as of December 31, 2018 and September 30, 2018, respectively	162,197	159,815
Additional paid-in capital	36,091,446	35,517,491
Accumulated deficit	(36,917,715)	(34,317,478)
Total stockholders’ equity (deficit)	(664,072)	1,359,828

Total liabilities and stockholders' equity (deficit)	$3,636,645	$4,839,965

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended December 31, 2018 and 2017

	Three Months Ended December 30, 2018	Three Months Ended December 30, 2017

Revenues	$-	$-

Operating expenses:
General and administrative expenses	1,178,622	1,001,511
Research and development expenses	589,202	580,862
Total operating expenses	1,767,824	1,582,373

Operating loss	(1,767,824)	(1,582,373)

Other income (expense):
(Increase)/decrease to fair value of derivative	(832,413)	1,971,549
Total other income (expense)	(832,413)	1,971,549

Net income (loss)	$(2,600,237)	$389,176

Earnings per share - basic
Net income (loss) per common share - basic	$(0.02)	$-
Weighted common shares - basic	161,057,300	150,144,575

Earnings per share - diluted
Net income (loss) per common share - diluted	$(0.02)	$-
Weighted common shares - diluted	161,057,300	163,527,032

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended December 31, 2018 and 2017

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Cash flows from operating activities:
Net (loss) income	$(2,600,237)	$389,176
Adjustments to reconcile net (loss) income loss to cash used in operating activities:
Depreciation	1,781	724
Stock-based compensation	522,437	434,820
Issuance of restricted stock for services	21,500	-
Increase (decrease) to fair value of derivative	832,413	(1,971,549)

Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(88,218)	13,939
Increase (decrease) in:
Accounts payable	(30,314)	24,400
Accrued expenses and other liabilities	18,481	12,586
Net cash used in operating activities	(1,322,157)	(1,095,904)

Cash flows from investing activities:
Purchases of property and equipment	-	(3,463)
Net cash used in investing activities	-	(3,463)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	63,388
Proceeds from exercise of stock options	32,400	-
Net cash provided by financing activities	32,400	63,388

Net (decrease) in cash	(1,289,757)	(1,035,979)

Cash, beginning of year	4,667,410	5,994,052

Cash, end of period	$3,377,653	$4,958,073

Non-cash financing activities:
Exercise of stock options - cashless	$477	$117
Restricted stock - vested	$1,817	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

Although we believe that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC on December 18, 2018.

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2018. There have been no material changes to our significant accounting policies during the three months ended December 31, 2018.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued by the Financial Accounting Standards Board (FASB) in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 during our first quarter of fiscal year 2019, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods.

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

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2018 and September 30, 2018.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the Three months ended December 31, 2018 and September 30, 2018 there has not been any impairment of long-lived assets.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Prior to January 1, 2018, the Company did not have a sufficient history of market prices of the common stock, and as such volatility was estimated in accordance with ASC 718-10-S99 Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), using historical volatilities of similar public entities. Effective January 1, 2018, the Company is using its historical market prices to calculate the volatility of its common stock. The life term for awards uses simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

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

At December 31, 2018 and September 30, 2018, the carrying amounts of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from January 1, 2019 and ending on January 31, 2019 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 10.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of December 31, 2018, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively. In addition, the 2018 SPA restricted, subject to certain customary exemptions, from June 28, 2018 until 90 days after July 2, 2018 (i.e., September 30, 2018), the Company and its subsidiaries from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At December 31, 2018 and September 30, 2018, property and equipment consisted of:

	Estimated Useful Life	December 31, 2018	September 30, 2018

Furniture and fixtures	5 years	$9,357	$9,357

Leasehold improvements	3 years	8,983	8,983

Computer equipment	3 years	8,686	8,686

Lab equipment	5 years	1,000	1,000

		28,026	28,026

Less – accumulated depreciation		12,546	10,765

Property and equipment, net		$15,480	$17,261

For the three months ended December 31, 2018 and 2017 depreciation expense recorded was $1,781 and $724, respectively.

4.	STOCK-BASED COMPENSATION

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

As of December 31, 2018, a total of 15,669,212 options had been issued to employees and directors and 6,127,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three months ended December 31, 2018, the Company granted 100,000 options to employees and directors, and 100,000 options to consultants, to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three months ended December 31, 2018 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three months ended December 31, 2018; expected volatility, 93.15% - 119.44%, risk-free interest rate, 1.38% - 3.23%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 5.75 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer groups as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Common Stock Options

Stock compensation activity under the 2013 Plan for the three months ended December 31, 2018 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	15,684,210	$0.40	3.89	$1,142,521
Awarded	200,000	$0.39	-	-
Exercised	(1,525,000)	$0.37	-	-
Forfeited/Cancelled	(104,212)	$0.37	-	-
Outstanding at December 31, 2018	14,254,998	$0.40	3.75	$2,237,885
Exercisable at December 31, 2018	11,720,960	$0.38	4.14	$2,040,184
Vested and expected to vest at December 31, 2018	14,254,998	$0.40	3.75	$2,237,885

As of December 31, 2018, 5,743,356 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $339,000 and $193,000, respectively. Of this amount during the three months ended December 31, 2018 and 2017, $66,000 and $62,000, respectively, was recorded to research and development expenses, and $273,000 and $131,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the three months ended December 31, 2018, 87,567 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash resulting in proceeds to the Company of $32,400. During the three months ended December 31, 2018, 1,437,433 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 477,269 shares of the Company’s Common Stock.

As of December 31, 2018, there is approximately $540,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.32 years.

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

Restricted stock activity under the 2013 Plan for the three months ended December 31, 2018 and 2017 follows:

	2018	2017
Non Vested at September 30, 2018 and 2017	2,815,000	1,750,000
Awarded	-	-
Vested	(50,000)	-
Forfeited	-	-
Non Vested at December 31, 2018 and 2017	2,765,000	1,750,000

The weighted average restricted stock award date fair value information for the three months ended December 31, 2018 and 2017 follows:

	2018	2017
Non Vested at September 30, 2018 and 2017	$0.57	$0.39
Awarded	-	-
Vested	(0.43)	-
Forfeited	-	-
Non Vested at December 31, 2018 and 2017	$0.57	$0.39

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the three months ended December 31, 2018 and 2017 compensation expense recorded for the restricted stock awards was approximately $205,000 and $143,000, respectively.

5.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant are outside the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. On May 1, 2018, the vesting date for 1,767,000 shares was amended to November 2018. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. During the three months ended December 31, 2018, 1,767,000 shares of restricted stock awarded outside the 2013 Plan vested.

Restricted Stock activity for the three months ended December 31, 2018 and 2017 is as follows:

	2018	2017
Non Vested at September 30, 2018 and 2017	1,767,000	2,000,000
Awarded	-	-
Vested	(1,767,000)	-
Forfeited	-	-
Non Vested at December 31, 2018 and 2017	-	2,000,000

The weighted average restricted stock award date fair value information for the three months ended December 31, 2018 and 2017 follows:

	2018	2017
Non Vested at September 30, 2018 and 2017	$0.39	$0.39
Awarded	-	-
Vested	0.39	-
Forfeited	-	-
Non Vested at December 31, 2018 and 2017	$-	$0.39

For the three months ended December 31, 2018 and 2017, compensation expense recorded for the restricted stock awards was approximately $0 and $98,000, respectively.

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

The Company’s obligation to issue and sell the 2015 Shares and the Series D Warrants and the corresponding obligation of the 2015 Investors to purchase such 2015 Shares and Series D Warrants were subject to a number of conditions precedent including, but not limited to, the amendment of the Company’s Series A Warrants and Series C Warrants to delete certain of the anti-dilution provisions contained therein, and other customary closing conditions. The conditions precedent were satisfied June 30, 2015 (“Initial Closing Date”), and the Company conducted an initial closing (“Initial Closing”) pursuant to which it sold and 19 of the 2015 Investors (“Initial Investors”) purchased 13,936,367 Units at an aggregate purchase price of $3,066,000. On July 2, 2015, the Company conducted a second closing (“Second Closing”) and together with the Initial Closing, (“Closings”) pursuant to which it sold and one of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of $100,000.

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

During the three months ended December 31, 2018 and 2017, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 227,273 shares respectively of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $56,818, respectively. As of December 31, 2018, up to 8,974389 shares may be acquired upon the exercise of the Series D Warrants.

Common Stock

At the June 30, 2015 Initial Closing Date of the 2015 Private Placement Financing, the Company issued 13,936,367 shares of Common Stock. On July 2, 2015, the Company conducted the Second Closing pursuant to which it sold and one of the 2015 Investors purchased 454,387 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series D Warrants relating to the aforementioned 2015 Private Placement Financing in accordance with ASC 815-40, Derivatives and Hedging. Because the Series D Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity (deficit) in the accompanying consolidated financial statements.

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

During the three months ended December 31, 2018 and 2017, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 15,000 shares, respectively of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $6,570, respectively. As of December 31, 2018, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

Common Stock

At May 26, 2016, the Closing Date of the 2016 Private Placement Financing, the Company issued 9,418,334 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series E Warrants relating to the aforementioned 2016 Private Placement Financing in accordance with ASC 815-40, Derivatives and Hedging. Because the Series E Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity (deficit) in the accompanying consolidated financial statements.

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

As of December 31, 2018, no Series F Warrants have been exercised. As of December 31, 2018, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

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

On the Closing Date, February 24, 2017 the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid in capital. During the three months ended December 31, 2018 and 2017, $(385,106) and $1,971,549 was recorded to (increase)/decrease the fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2018	September 30, 2018
Balance at September 30, 2018 and 2017	$1,274,404	$3,430,033

Adjustments to estimated fair value	385,106	(2,155,629)

Ending balance at December 31, 2018 and September 30, 2018	$1,659,510	$1,274,404

The derivative liabilities were valued as of December 31, 2018 and September 30, 2018 using the Black Scholes Model with the following assumptions:

	December 31, 2018	September 30, 2018
Closing price per share of common stock	$0.53	$0.42
Exercise price per share	$0.75	$0.75
Expected volatility	97.96%	98.43%
Risk-free interest rate	2.46%	2.88%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	3.13	3.38

9.	2018 REGISTERED DIRECT OFFERING

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

As of December 31, 2018, no Series G Warrants have been exercised. As of December 31, 2018, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

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

On June 30, 2018 the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,535,000, the remaining proceeds of $2,137,546 were allocated to the Common Stock Subscribed but Unissued. During the three months ended December 31, 2018 and 2017, $447,307 and $0, respectively, was recorded to increase the fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2018	September 30, 2018
Balance at September 30, 2018 and 2017	$1,917,348	$-

Issuances	-	2,397,454

Adjustments to estimated fair value	447,307	(480,106)

Ending balance at December 31, 2018 and September 30, 2018	$2,364,655	$1,917,348

The derivative liabilities were valued as of December 31, 2018 using the Black Scholes Model with the following assumptions:

	December 31, 2018	September 30, 2018
Closing price per share of common stock	$0.53	$0.42
Exercise price per share	$0.70	$0.70
Expected volatility	94.41%	100.18%
Risk-free interest rate	2.51%	2.94%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	4.49	4.74

10.	SUBSEQUENT EVENTS

The Company evaluated subsequent events from January 1, 2019 through January 31, 2019, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes included in this report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2018 filed with the Securities and Exchange Commission (“SEC”).

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

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. As of January 31, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2019. The Company will be required to raise additional capital in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

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

We believe that the results of early data from preclinical tests as well as certain clinical investigations have shown quick and effective hemostasis with the use of AC5 relative to that reported with other types of hemostatic agents, and that time to hemostasis is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners”. Based on testing results, we believe that AC5 is biocompatible. Arch Therapeutics’ technology has demonstrated hemostasis in liver and other organs in in vivo surgical models, including rapid hemostasis within 15 seconds. In a range of small and large animal models, our SAP compositions have been shown to stop bleeding, seal leaking, allow for normal healing, and mitigate inflamation while being biocompatable.

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

Our long-term business plan includes the following goals:

•	conducting biocompatibility, pre-clinical, and clinical studies on AC5 and related products;

•	expanding and maintaining protection of our intellectual property portfolio;

•	developing additional third party relationships to manufacture, distribute, market and otherwise commercialize AC5;

•	obtaining regulatory certification or clearance of AC5 and related products in the EU, the U.S., and other jurisdictions as we may determine;

•	continuing or developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding as required to support the milestones described previously and our operations generally;

•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	further clinical development of our product platform;

•	pursue regulatory clearance for commercialization;

•	continue to expand and enhance our financial and operational reporting and controls;

•	seek commercial partnerships;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio;

•	obtain regulatory input into subsequent clinical trial designs;

•	assess our self-assembling peptide platforms in order to identify and select product candidates for advancement into development.

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

Liquidity

We are in the development stage and have generated no operating revenues to date. On December 17, 2018, we announced that the 510(k) premarket notification for AC5™ Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the three months ended December 31, 2018, we had a net loss of $2,600,237 versus a net income of $389,176 in the comparable period in the prior year. The loss for the three months ended December 31, 2018 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application costs, general corporate legal expenses and by an adjustment of $832,413, to the derivative liabilities. The income for the three months ended December 31, 2017 is attributable to the decrease in the fair value of the derivative liability.

Cash used in operating activities increased $226,253, during the three months ended December 31, 2018 to $1,322,157, compared to $1,095,904 for the three months ended December 31, 2017. Cash at December 31, 2018 decreased by $1,289,757 to $3,377,653 compared to $4,667,410 as of September 30, 2018.

Recent Developments

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

On November 28, 2018, the Company announced that it has submitted the required documents for AC5™ Topical Hemostat (AC5) to its Notified Body as it seeks a CE mark, which is a next step on the path to commercialization in countries governed by the European Medical Devices Directive (MDD). We expect that the review process could take up to 6 months.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

	December 31,	December 31,	Increase
	2018	2017	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	1,178,622	1,001,511	177,111
Research and development	589,202	580,862	8,340
Loss from operations	(1,767,824)	(1,582,373)	185,451
Other (expense) income	(832,413)	1,971,549	2,803,962
Net (loss) income	(2,600,237)	389,176	2,989,413

Revenue

We did not generate revenue in either of the three months ended December 31, 2018 and 2017.

General and Administrative Expense

General and administrative expenses during the three months ended December 31, 2018 were $1,178,622, an increase of $177,111 compared to $1,001,511 for the three months ended December 31, 2017. The increase in general and administrative expense is primarily attributable to consulting costs and stock based compensation partially offset by payroll costs. General and administrative expenses are generally expected to increase as a result of additional staffing, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended December 31, 2018 was $589,202, an increase of $8,340 compared to $580,862 for the three months ended December 31, 2017. The increase in research and development expense is primarily attributable to an increase in product and development costs. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other (expense) income

Other expense during the three months ended December 31, 2018 was $832,413, an increase of $2,803,962 compared to total other income of $1,971,549 for the three months ended December 31, 2017. The increase in other (expense) was the result of the change in the fair value of derivative liabilities.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At December 31, 2018, we had cash of $3,377,653 and positive working capital of $3,341,113.

Working Capital

At December 31, 2018, we had total current assets of $3,617,665 (including cash of $3,377,653) and working capital of $3,341,113. Our working capital as of December 31, 2018 and September 30, 2018 is summarized as follows:

	December 31,	September 30,
	2018	2018
Total Current Assets	$3,617,665	$4,819,204
Total Current Liabilities	276,552	288,385
Working Capital	$3,341,113	$4,530,819

Total current assets as of December 31, 2018 were $3,617,665 a decrease of $1,201,539 compared to $4,819,204 as of September 30, 2018. The decrease in current assets is primarily attributable to general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of December 31, 2018 and September 30, 2018 were comprised primarily of cash and prepaid expenses.

Total current liabilities as of December 31, 2018 were $276,552, a decrease of $11,833 compared to $288,385 as of September 30, 2018. The decrease is primarily due to the timing of product and development costs. Our total current liabilities as of December 31, 2018 and September 30, 2018 were comprised of accounts payable and accrued expenses and other liabilities.

Cash Flow for the three months ended

	December 31,	December 31,
	2018	2017
Cash Used in Operating Activities	$(1,322,157)	$(1,095,904)
Cash Used in Investing Activities	-	(3,463)
Cash Provided by Financing Activities	32,400	63,388
Net decrease in cash	$(1,289,757)	$(1,035,979)

Cash Used in Operating Activities

Cash used in operating activities increased $226,253 to $1,322,157 during the three months ended December 31, 2018 compared to $1,095,904 during the three months ended December 31, 2017. The increase in operating expenses is primarily attributable to consulting costs and product and development costs partially offset by payroll costs.

Cash Used in Investing Activities

Cash used in investing activities decreased $3,463 to $0 during the three months ended December 31, 2018, compared to $3,463 during the three months ended December 31, 2017. For the three months ended December 31, 2017 the cash used in investing activities is attributed to leasehold improvements for the Company’s additional office space.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $30,988 to $32,400 during the three months ended December 31, 2018, compared to $63,388 during the three months ended December 31, 2017. For the three months ended December 31, 2018, the cash provided by financing resulted from $32,400 from the exercise of option to purchase 87,567 shares of our Common Stock. For the three months ended December 31, 2017, the cash provided by financing resulted from $56,818 from the exercise of Series D Warrants to purchase 227,273 shares of our Common Stock, and $6,570 from the exercise of the Series E Warrants to purchase 15,000 shares of our Common Stock.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of January 31, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of Fiscal 2019. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we do not expect to generate revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs. In addition, as described in greater detail under the Risk Factor entitled “The terms of the 2017 Financing and 2018 Financing could impose additional challenges on our ability to raise funding in the future,” included in this Quarterly Report on Form 10-Q, the 2017 SPA and the 2018 SPA imposes certain restrictions on our ability to issue equity or debt securities

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. While the Company anticipates that it will have enough cash on hand into the third quarter of fiscal 2019, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2018, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Prior to January 1, 2018, the Company did not have a sufficient history of market prices of the Common Stock, and as such volatility is estimated in accordance with ASC 718-10-S99 Compensation-Stock Compensation (“ASC 718-10-S99”). Prior to January 1, 2018, the Company’s expected volatility was derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer groups as determined by the Company. Effective January 1, 2018, the Company is using its historical market prices to calculate the volatility of its common stock. The life term for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the financial statements, is based on awards that are ultimately expected to vest.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued by the Financial Accounting Standards Board (FASB) in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 during our first quarter of fiscal year 2019, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2018, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of January 31, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2019, depending upon additional input from EU and US regulatory authorities, we do not expect to generate revenues from operations before we need to raise additional capital. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to re-file our 510(k) submission for our AC5™ Topical Gel, and filed a 510(k) submission during the third calendar quarter, the resubmission process required us to expend a minimum of $100,000 that we had not previously anticipated spending.

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

Based on our current operating expenses and working capital requirements, as of January 31, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2019. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we do not expect to generate revenues from operations before we need to raise additional capital. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to re-file our 510(k) submission for our AC5™ Topical Gel, and filed a 510(k) submission during the third calendar quarter, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

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

As of January 31, 2019, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants or Series G Warrants. As defined in both the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

Risks Related to the Development and Commercialization of our Product Candidates

Applications for regulatory approval, clearance or certification for commercialization of our products may not be accepted, or if accepted, may be voluntarily withdrawn or eventually rejected, and the future success of our business is significantly dependent on the success of our being able to obtain regulatory approval, clearance or certification for our development stage candidates.

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

In addition to our 510(k) notification, we filed our first CE Mark application in Europe in December 2018, and we currently anticipate seeking regulatory approval for expanded indications, and to pursue internal use commercial opportunities for other AC5-related products through the premarket authorization process.

Our business plan is dependent on the success of our development stage product candidates.

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

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Many of our owned or licensed patent applications are pending. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. Because our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business. Our licensed MIT European patent No. 1879606 was opposed; however, this patent was maintained in amended form following an administrative hearing. Both parties have appealed this decision. A decision is not expected before the end of 2019. If the Opponents prevail in the appeal, European Patent No. 1879606 will be fully or partially invalidated, resulting in potential loss of rights. Our licensed MIT Japanese patent No. 5204646 was challenged in a Japanese court. The Japanese Court issued a decision in our favor to maintain the patent in its entirety. The Opponent appealed the decision. On October 30, 2018, the Japanese IP High Court issued a decision in our favor to maintain the patent in its entirely. The appeal decision has now become final and binding. European patent No. 2581097 has been opposed. If the Opponents prevail, European Patent No. 2581097 could be fully or partially invalidated, resulting in potential loss of rights. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects. In addition, our proprietary information, trade secrets and know-how are important components of our intellectual property rights. We seek to protect our proprietary information, trade secrets, know-how and confidential information, in part, with confidentiality agreements with our employees, corporate partners, outside scientific collaborators, sponsored researchers, consultants and other advisors. We also have invention or patent assignment agreements with our employees and certain consultants and advisors. If our employees or consultants breach those agreements, we may not have adequate remedies for any of those breaches. In addition, our proprietary information, trade secrets and know-how may otherwise become known to or be independently developed by others. Enforcing a claim that a party illegally obtained and/or for which a party is using our proprietary information, trade secrets and/or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to defend, enforce and/or determine the scope of our intellectual property rights, and failure to obtain or maintain protection thereof could adversely affect our competitive business position and results of operations.

Many of our owned or licensed patent applications are pending, and our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis.

As of January 8, 2019, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

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

We have entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (“MIT”) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include a total of 23 patents and pending applications drawn to self-assembling peptides and methods of use thereof and self-assembling peptidomimetrics and methods of use thereof in a total of nine jurisdictions. The portfolios include five issued US patents (US 9,511,113; US 9,084,837; US 10,137,166; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent patent term extension), as well as fourteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of January 31, 2019 up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of January 31, 2019 up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of January 31, 2019 up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants. Similarly, in connection with our private placement financing that concluded on July 2, 2015 (“2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of January 31, 2019, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Additionally, as of January 31, 2019, 19,998,356 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 14,255,002 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.50 per share and with a weighted average exercise price of $0.40 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, and the Series D Warrants granted in connection with the 2015 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of January 31, 2019 we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2019. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of January 31, 2019, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 13% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

ARCH THERAPEUTICS, INC.

Date: February 1, 2019	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 1, 2019	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

