Form 10-Q
period 2019-03-31
Arch Therapeutics, Inc.
filed 2019-05-14
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission File Number: 000-54986

ARCH THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0524102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

235 Walnut Street, Suite 6
Framingham, MA	01702
(Address of principal executive offices)	(Zip Code)

(617) 431-2313
Registrant’s telephone number, including area code

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N|A	N|A	N|A

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

As of May 14, 2019, 173,577,233 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three and Six months ended March 31, 2019

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of March 31, 2019 (Unaudited) and September 30, 2018

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$1,956,260	$4,667,410
Prepaid expenses and other current assets	453,072	151,794
Total current assets	2,409,332	4,819,204

Long-term assets:
Property and equipment, net	13,700	17,261
Other assets	3,500	3,500
Total long-term assets	17,200	20,761

Total assets	$2,426,532	$4,839,965

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$175,604	$160,946
Accrued expenses and other liabilities	105,024	127,439
Total current liabilities	280,628	288,385

Long-term liabilities:
Long-term derivative liability	2,346,837	3,191,752
Total long-term liabilities	2,346,837	3,191,752

Total liabilities	2,627,465	3,480,137

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 164,961,849 and 164,297,013 shares issued and outstanding as of March 31, 2019 and September 30, 2018, respectively	163,947	159,815
Additional paid-in capital	36,382,873	35,517,491
Accumulated deficit	(36,747,753)	(34,317,478)
Total stockholders’ equity (deficit)	(200,933)	1,359,828

Total liabilities and stockholders' equity (deficit)	$2,426,532	$4,839,965

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended March 31, 2019 and 2018

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	878,610	999,388	2,057,233	2,000,899
Research and development expenses	628,756	1,014,457	1,217,957	1,595,319
Total operating expenses	1,507,366	2,013,845	3,275,190	3,596,218

Operating loss	(1,507,366)	(2,013,845)	(3,275,190)	(3,596,218)

Other income
Decrease to fair value of derivative	1,677,328	458,484	844,915	2,430,033
Total other income	1,677,328	458,484	844,915	2,430,033

Net income (loss)	$169,962	$(1,555,361)	$(2,430,275)	$(1,166,185)

Earnings per share - basic
Net income (loss) per common share - basic	$-	$(0.01)	$(0.01)	$(0.01)
Weighted common shares - basic	163,285,738	150,302,013	162,159,275	150,222,429

Earnings per share - diluted
Net income (loss) per common share - diluted	$-	$(0.01)	$(0.01)	$(0.01)
Weighted common shares - diluted	168,620,980	150,302,013	162,159,275	150,222,429

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
For the Three and Six Months Ended March 31, 2019 and 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended March 31, 2018	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2017	150,302,013	$150,302	$32,077,871	$(29,114,270)	$3,113,903

Net loss	-	-	-	(1,555,361)	(1,555,361)

Stock based compensation expense	-	-	516,064	-	516,064

Balance at March 31, 2018	150,302,013	$150,302	$32,593,935	$(30,669,631)	$2,074,606

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended March 31, 2019	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2018	162,196,849	$162,197	$36,091,446	$(36,917,715)	$(664,072)

Net Income	-	-	-	169,962	169,962

Issuance of restricted stock	1,750,000	1,750	(1,750)	-	-

Stock based compensation expense	-	-	293,177	-	293,177

Balance at March 31, 2019	163,946,849	$163,947	$36,382,873	$(36,747,753)	$(200,933)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended March 31, 2018	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2017	149,942,857	$149,943	$31,580,022	$(29,503,446)	$2,226,519

Net loss	-	-	-	(1,166,185)	(1,166,185)

Shares issued for the exercise of warrants	242,273	242	63,146	-	63,388

Shares issued for the exercise of stock options - cashless	116,883	117	(117)	-	-

Stock based compensation expense	-	-	950,884	-	950,884

Balance at March 31, 2018	150,302,013	$150,302	$32,593,935	$(30,669,631)	$2,074,606

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended March 31, 2019	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at September 30, 2018	159,815,013	$159,815	$35,517,491	$(34,317,478)	$1,359,828

Net loss	-	-	-	(2,430,275)	(2,430,275)

Issuance of restricted stock for services	50,000	50	21,450	-	21,500

Issuance of restricted stock	3,517,000	3,517	(3,517)	-	-

Shares issued for the exercise of stock options	87,567	88	32,312	-	32,400

Shares issued for the exercise of stock options - cashless	477,269	477	(477)	-	-

Stock based compensation expense	-	-	815,614	-	815,614

Balance at March 31, 2019	163,946,849	$163,947	$36,382,873	$(36,747,753)	$(200,933)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2019 and 2018

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Cash flows from operating activities:
Net loss	$(2,430,275)	$(1,166,185)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,561	1,854
Stock-based compensation	815,614	950,884
Issuance of restricted stock for services	21,500	-
Decrease to fair value of derivative	(844,915)	(2,430,033)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(301,278)	15,486
Increase (decrease) in:
Accounts payable	14,658	52,618
Accrued expenses and other liabilities	(22,415)	(94,172)
Net cash used in operating activities	(2,743,550)	(2,669,548)

Cash flows from investing activities:
Purchases of property and equipment	-	(9,894)
Net cash used in investing activities	-	(9,894)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	63,388
Proceeds from exercise of stock options	32,400	-
Net cash provided by financing activities	32,400	63,388

Net decrease in cash	(2,711,150)	(2,616,054)

Cash, beginning of year	4,667,410	5,994,052

Cash, end of period	$1,956,260	$3,377,998

Non-cash financing activities:
Exercise of stock options - cashless	$477	$117
Restricted stock - vested	$3,567	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2018. There have been no material changes to our significant accounting policies during the six months ended March 31, 2019.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 during our first quarter of fiscal year 2019, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods.

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

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2019 and September 30, 2018.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the six months ended March 31, 2019 and the year ended September 30, 2018 there has not been any impairment of long-lived assets.

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

At March 31, 2019 and September 30, 2018, the carrying amounts of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from April 1, 2019 and ending on May 14, 2019 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 10.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of March 31, 2019, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively. In addition, the 2018 SPA restricted, subject to certain customary exemptions, from June 28, 2018 until 90 days after July 2, 2018 (i.e., September 30, 2018), the Company and its subsidiaries from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At March 31, 2019 and September 30, 2018, property and equipment consisted of:

	Estimated Useful Life	March 31, 2019	September 30, 2018

Furniture and fixtures	5 years	$9,357	$9,357

Leasehold improvements	3 years	8,983	8,983

Computer equipment	3 years	8,686	8,686

Lab equipment	5 years	1,000	1,000

		28,026	28,026

Less – accumulated depreciation		14,326	10,765

Property and equipment, net		$13,700	$17,261

For the three months ended March 31, 2019 and 2018 depreciation expense recorded was $1,780 and $1,130, respectively For the six months ended March 31, 2019 and 2018 depreciation expense recorded was $3,561 and $1,854, respectively.

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

As of March 31, 2019, a total of 16,294,212 options had been issued to employees and directors and 6,827,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the six months ended March 31, 2019, the Company granted 725,000 options to employees and directors, and 800,000 options to consultants, to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the six months ended March 31, 2019 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the six months ended March 31, 2019; expected volatility, 93.00% - 119.44%, risk-free interest rate, 1.38% - 3.23%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 5.75 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer groups as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Common Stock Options

Stock compensation activity under the 2013 Plan for the six months ended March 31, 2019 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	15,684,210	$0.40	3.89	$1,142,521
Awarded	1,525,000	$0.40	-	-
Exercised	(1,525,000)	$0.37	-	-
Forfeited/Cancelled	(104,212)	$0.37	-	-
Outstanding at March 31, 2019	15,579,998	$0.40	3.50	$833,200
Exercisable at March 31, 2019	12,633,026	$0.39	3.93	$809,807
Vested and expected to vest at March 31, 2019	15,579,998	$0.40	3.50	$833,200

As of March 31, 2019, 4,418,356 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $201,000 and $280,000, respectively. Of this amount during the three months ended March 31, 2019 and 2018, $113,000 and $148,000, respectively, was recorded to research and development expenses, and $88,000 and $132,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the six months ended March 31, 2019 and 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $540,000 and $473,000, respectively. Of this amount during the six months ended March 31, 2019 and 2018, $180,000 and $209,000, respectively, was recorded to research and development expenses, and $360,000 and $264,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the six months ended March 31, 2019, 87,567 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash resulting in proceeds to the Company of $32,400. During the six months ended March 31, 2019, 1,437,433 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 477,269 shares of the Company’s Common Stock. During the six months ended March 31, 2018, 225,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 116,883 shares of the Company’s Common Stock.

As of March 31, 2019, there is approximately $646,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 0.72 years.

Restricted Stock

On February 3, 2017, the Company awarded 1,750,000 shares of Restricted Stock to members of the Board of Directors and management. The shares subject to this grant are awarded under the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. During the three and six months ended March 31, 2019, 1,750,000 shares of these restricted stock awarded under the 2013 Plan vested.

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

On September 5, 2018, the Company awarded 100,000 shares of Restricted Stock to a consultant. The shares subject to this grant are awarded under the 2013 Plan and 50,000 vest 90 days from the date of the award and 50,000 vest 365 days from the date of the award. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. During the six months ended March 31, 2019, 50,000 shares of these restricted stock awarded under the 2013 Plan vested.

Restricted stock activity under the 2013 Plan for the six months ended March 31, 2019 and 2018 follows:

	2019	2018
Non Vested at September 30, 2018 and 2017	2,815,000	1,750,000
Awarded	-	-
Vested	(1,800,000)	-
Forfeited	-	-
Non Vested at March 31, 2019 and 2018	1,015,000	1,750,000

The weighted average restricted stock award date fair value information for the six months ended March 31, 2019 and 2018 follows:

	2019	2018
Non Vested at September 30, 2018 and 2017	$0.57	$0.39
Awarded	-	-
Vested	(0.64)	-
Forfeited	-	-
Non Vested at March 31, 2019 and 2018	$0.43	$0.39

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the three months ended March 31, 2019 and 2018 compensation expense recorded for the restricted stock awards was approximately $92,000 and $140,000, respectively. For the six months ended March 31, 2019 and 2018 compensation expense recorded for the restricted stock awards was approximately $297,000 and $284,000, respectively.

5.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant are outside the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. On May 1, 2018, the vesting date for 1,767,000 shares was amended to November 2018. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. During the six months ended March 31, 2019, 1,767,000 shares of restricted stock awarded outside the 2013 Plan vested.

Restricted Stock activity for the six months ended March 31, 2019 and 2018 is as follows:

	2019	2018
Non Vested at September 30, 2018 and 2017	1,767,000	2,000,000
Awarded	-	-
Vested	(1,767,000)	-
Forfeited	-	-
Non Vested at March 31, 2019 and 2018	-	2,000,000

The weighted average restricted stock award date fair value information for the six months ended March 31, 2019 and 2018 follows:

	2019	2018
Non Vested at September 30, 2018 and 2017	$0.39	$0.39
Awarded	-	-
Vested	0.39	-
Forfeited	-	-
Non Vested at March 31, 2019 and 2018	$-	$0.39

For the three months ended March 31, 2019 and 2018, compensation expense recorded for the restricted stock awards was approximately $0 and $96,000, respectively. For the six months ended March 31, 2019 and 2018, compensation expense recorded for the restricted stock awards was approximately $0 and $195,000, respectively.

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

During the three and six months ended March 31, 2019, no Series D Warrants had been exercised. During the three and six months ended March 31, 2018, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 227,273, respectively shares of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $56,818, respectively. As of March 31, 2019, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

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

During the three and six months ended March 31, 2019, no Series E Warrants had been exercised. During the three and six months ended March 31, 2018, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 15,000, respectively, shares of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $6,570, respectively. As of March 31, 2019, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

As of March 31, 2019, no Series F Warrants have been exercised. As of March 31, 2019, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

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

On the Closing Date, February 24, 2017 the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid in capital. During the three months ended March 31, 2019 and 2018, $870,610 and $458,484 was recorded to decrease the fair value of derivative, respectively. During the six months ended March 31, 2019 and 2018, $485,504 and $2,430,033 was recorded to decrease the fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31, 2019	September 30, 2018
Balance at September 30, 2018 and 2017	$1,274,404	$3,430,033

Adjustments to estimated fair value	(485,504)	(2,155,629)

Ending balance at March 31, 2019 and September 30, 2018	$788,900	$1,274,404

The derivative liabilities were valued as of March 31, 2019 and September 30, 2018 using the Black Scholes Model with the following assumptions:

	March 31, 2019	September 30, 2018
Closing price per share of common stock	$0.391	$0.42
Exercise price per share	$0.75	$0.75
Expected volatility	80.57%	98.43%
Risk-free interest rate	2.23%	2.88%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	2.88	3.38

9.	2018 REGISTERED DIRECT OFFERING

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

As of March 31, 2019, no Series G Warrants have been exercised. As of March 31, 2019, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

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

On June 30, 2018 the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,535,000, the remaining proceeds of $2,137,546 were allocated to the Common Stock Subscribed but Unissued. During the three months ended March 31, 2019 and 2018, $806,718 and $0, respectively, was recorded to increase the fair value of derivative. During the six months ended March 31, 2019 and 2018, $359,411 and $0, respectively, was recorded to increase the fair value of derivative

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31, 2019	September 30, 2018
Balance at September 30, 2018 and 2017	$1,917,348	$-

Issuances	-	2,397,454

Adjustments to estimated fair value	(359,411)	(480,106)

Ending balance at March 31, 2019 and September 30, 2018	$1,557,937	$1,917,348

The derivative liabilities were valued as of March 31, 2019 using the Black Scholes Model with the following assumptions:

	March 31, 2019	September 30, 2018
Closing price per share of common stock	$0.391	$0.42
Exercise price per share	$0.70	$0.70
Expected volatility	94.54%	100.18%
Risk-free interest rate	2.34%	2.94%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	4.24	4.74

10.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through May 14, 2019, the date which these consolidated financial statements were available to be issued. On May 13, 2019, the Company announced the pricing of registered direct offering of 8,615,384 units, each unit consisting of a share of the Company’s common stock, and a Series H Warrant (“Series H Warrant”) to purchase a share of our common stock for the combined purchase price of $0.325 per unit. The Series H Warrants have an exercise price of $0.40 per share and are exercisable for a period of five years. The offering closed on May 14, 2019. The gross proceeds to Arch from the 2019 Financing were approximately $2.8 million before deducting financing costs of approximately $80,000.

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

This report contains forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. Such forward-looking statements contained in this report on Form 10-Q are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit Arch’s ability to raise capital on terms favorable to the Company and its current stockholders; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired regulatory approvals in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified under the caption “Risk Factors” in this report on Form 10-Q and in the documents Arch has filed, or will file with the SEC. Copies of Arch’s filings with the SEC may be obtained from the SEC internet site at http://www.sec.gov . We undertake no duty to update any of these forward-looking statements after the date of filing of this report on Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. As of May 14, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2020. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

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

We believe that the results of early data from preclinical tests as well as certain clinical investigations have shown quick and effective hemostasis with the use of AC5 relative to that reported with other types of hemostatic agents, and that time to hemostasis is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners”. Based on testing results, we believe that AC5 is biocompatible. Arch Therapeutics’ technology has demonstrated hemostasis in liver and other organs in in vivo surgical models, including rapid hemostasis within 15 seconds. In a range of small and large animal models, our SAP compositions have been shown to stop bleeding, seal leaking, allow for normal healing, and mitigate inflammation while being biocompatible.

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

We believe that the Company has cash on hand to meet its anticipated cash requirements through the third quarter of Fiscal 2019. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital during the third quarter of Fiscal 2019. In addition to the foregoing, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “ RISK FACTORS ” in this filing.

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

Liquidity

We are in the development stage and have generated no operating revenues to date. On December 17, 2018, we announced that the 510(k) premarket notification for AC5 ™ Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the three months ended March 31, 2019, we had net income of $169,962 versus a net loss of $1,555,361 in the comparable period in the prior year. The income for the three months ended March 31, 2019 can be attributable to an adjustment of $1,677,328 to the derivative liabilities partially offset by research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to stock based compensation. For the six months ended March 31, 2019, we had a net loss of $2,430,275 versus a net loss of $1,166,185 in the comparable period in the prior year. The loss for the six months ended March 31, 2019 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to consulting and by an adjustment of $844,915, to the derivative liabilities. The loss for the three months and six months ended March 31, 2018 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application, general corporate legal expenses and partially offset by adjustments of $485,484 and $2,430,033, respectively, to the derivative liabilities.

Cash used in operating activities increased $74,002, during the six months ended March 31, 2019 to $2,743,550, compared to $2,669,548 for the six months ended March 31, 2018. Cash at March 31, 2019 decreased by $2,711,150 to $1,956,260 compared to $4,667,410 as of September 30, 2018.

Recent Developments

On October 1, 2018 the Company announced that it submitted a 510(k) notification to the U.S. Food and Drug Administration (FDA or “the Agency”) for its AC5™ Topical Gel (AC5) and has received acknowledgement from the Agency that the submission has been received. On December 17, 2018, we announced that the 510(k) premarket notification for AC5 ™ Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed.

On November 28, 2018, the Company announced that it has submitted the required documents for AC5™ Topical Hemostat (AC5) to its Notified Body as it seeks a CE mark, which is a next step on the path to commercialization in countries governed by the European Medical Devices Directive (MDD). We expect that the review process should be completed within the next several weeks.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three months ended March 31, 2019 Compared to Three months ended March 31, 2018

	March 31,	March 31,	Increase
	2019	2018	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	878,610	999,388	(120,778)
Research and development	628,756	1,014,457	(385,701)
Loss from operations	(1,507,366)	(2,013,845)	(506,479)
Other income	1,677,328	458,484	1,218,844
Net income (loss)	169,962	(1,555,361)	1,725,323

Revenue

We did not generate revenue in either of the three months ended March 31, 2019 and 2018.

General and Administrative Expense

General and administrative expenses during the three months ended March 31, 2019 were $878,610, a decrease of $120,778 compared to $999,388 for the three months ended March 31, 2018. The decrease in general and administrative expense is primarily attributable to reduced consulting costs and stock based compensation and payroll costs. General and administrative expenses are generally expected to increase in the future as a result of additional staffing to prepare for commercial use, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended March 31, 2019 was $628,756, a decrease of $385,701 compared to $1,014,457 for the three months ended March 31, 2018. The decrease in research and development expense is primarily attributable to the timing of product purchases and preclinical testing and evaluation. Research and development expenses are generally expected to increase in the future as a result of our plans for additional product development, clinical and regulatory programs.

Other income

Other income during the three months ended March 31, 2019 was $1,677,328 an increase of $1,218,844 compared to total other income of $458,484 for the three months ended March 31, 2018. The increase in other income was the result of the change in the fair value of derivative liabilities.

Six months ended March 31, 2019 Compared to Six months ended March 31, 2018

	March 31,	March 31,	Increase
	2019	2018	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	2,057,233	2,000,899	56,334
Research and development	1,217,957	1,595,319	(377,362)
Loss from operations	(3,275,190)	(3,596,218)	(321,028)
Other income	844,915	2,430,033	(1,585,118)
Net loss	(2,430,275)	(1,166,185)	1,264,090

Revenue

We did not generate revenue in either of the six months ended March 31, 2019 and 2018.

General and Administrative Expense

General and administrative expenses during the six months ended March 31, 2019 were $2,057,239, an increase of $56,334 compared to $2,000,899 for the six months ended March 31, 2018. The increase in general and administrative expense is primarily attributable to reduced consulting costs and stock based compensation and payroll costs. General and administrative expenses are generally expected to increase in the future as a result of additional staffing to prepare for commercial use, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the six months ended March 31, 2019 was $1,217,957, a decrease of $377,362 compared to $1,595,319 for the six months ended March 31, 2018. The decrease in research and development expense is primarily attributable to a decrease in product purchases and preclinical testing and evaluation. Research and development expenses are generally expected to increase in the future as a result of our plans for additional product development, clinical and regulatory programs.

Other income

Other income during the six months ended March 31, 2019 was $844,915, a decrease of $1,585,118 compared to total other income of $2,430,033 for the six months ended March 31, 2018. The decrease in other income was the result of the change in the fair value of derivative liabilities.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At March 31, 2019, we had cash of $1,956,260 and positive working capital of $2,128,704.

Working Capital

At March 31, 2019, we had total current assets of $2,409,332 (including cash of $1,956,260) and working capital of $2,128,704. Our working capital as of March 31, 2019 and September 30, 2018 is summarized as follows:

	March 31,	September 30,
	2019	2018
Total Current Assets	$2,409,332	$4,819,204
Total Current Liabilities	280,628	288,385
Working Capital	$2,128,704	$4,530,819

Total current assets as of March 31, 2019 were $2,409,332 a decrease of $2,409,872 compared to $4,819,204 as of September 30, 2018. The decrease in current assets is primarily attributable to general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of March 31, 2019 and September 30, 2018 were comprised primarily of cash and prepaid expenses.

Total current liabilities as of March 31, 2019 were $280,628, a decrease of $7,757 compared to $288,385 as of September 30, 2018. The decrease is primarily due to the timing of product and development costs. Our total current liabilities as of March 31, 2019 and September 30, 2018 were comprised of accounts payable and accrued expenses and other liabilities.

Cash Flow for the six months ended

	March 31,	March 31,
	2019	2018
Cash Used in Operating Activities	$(2,743,550)	$(2,669,548)
Cash Used in Investing Activities	-	(9,894)
Cash Provided by Financing Activities	32,400	63,388
Net decrease in cash	$(2,711,150)	$(2,616,054)

Cash Used in Operating Activities

Cash used in operating activities increased $74,002 to $2,743,550 during the six months ended March 31, 2019 compared to $2,669,548 during the six months ended March 31, 2018. The increase in operating expenses is primarily attributable to consulting costs and product and development costs partially offset by payroll costs.

Cash Used in Investing Activities

Cash used in investing activities decreased $9,894 to $0 during the six months ended March 31, 2019, compared to $9,894 during the six months ended March 31, 2018. For the six months ended March 31, 2018 the cash used in investing activities is attributed to leasehold improvements and office furniture for the Company’s additional office space.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $30,988 to $32,400 during the six months ended March 31, 2019, compared to $63,388 during the six months ended March 31, 2018. For the six months ended March 31, 2019, the cash provided by financing resulted from $32,400 from the exercise of option to purchase 87,567 shares of our Common Stock. For the six months ended March 31, 2018, the cash provided by financing resulted from $56,818 from the exercise of Series D Warrants to purchase 227,273 shares of our Common Stock, and $6,570 from the exercise of the Series E Warrants to purchase 15,000 shares of our Common Stock.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of May 14, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2020. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we do not expect to generate revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “ RISK FACTORS ” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs. In addition, as described in greater detail under the Risk Factor entitled “ The terms of the 2017 Financing and 2018 Financing could impose additional challenges on our ability to raise funding in the future,” included in this Quarterly Report on Form 10-Q, the 2017 SPA and the 2018 SPA imposes certain restrictions on our ability to issue equity or debt securities

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. While the Company anticipates that it will have enough cash on hand into the first quarter of fiscal 2020, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2019, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Prior to January 1, 2018, the Company did not have a sufficient history of market prices of the Common Stock, and as such volatility was estimated in accordance with ASC 718-10-S99 Compensation-Stock Compensation (“ASC 718-10-S99”). Prior to January 1, 2018, the Company’s expected volatility was derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer groups as determined by the Company. Effective January 1, 2018, the Company is using its historical market prices to calculate the volatility of its common stock. The life term for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the financial statements, is based on awards that are ultimately expected to vest.

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

ASU 2016-15,“Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Payments” was issued in August 2016. The purpose of this amendment is to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2016-15 during our first quarter of fiscal year 2019, which had no impact on our consolidated financial statements, and will apply the new guidance in future periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2019, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of May 14, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2020, depending upon additional input from EU and US regulatory authorities, we do not expect to generate revenues from operations before we need to raise additional capital. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to re-file our 510(k) submission for our AC5™ Topical Gel, and filed a 510(k) submission during the third calendar quarter, the resubmission process required us to expend a minimum of $100,000 that we had not previously anticipated spending.

During the third quarter of Fiscal 2019, we obtained additional cash to continue operations and fund our planned future operations, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Even with the additional funds received from the 2019 SPA there exists substantial doubt about our ability to continue as a going concern.

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future, and we may never generate revenue or achieve or maintain profitability.

As noted above under the risk factor entitled “ There is substantial doubt about our ability to continue as a going concern, ” we are a development stage company with no commercial products. Consequently, we have incurred losses in each year since our inception and we expect that losses will continue to be incurred in the foreseeable future in the operation of our business. To date, we have financed our operations entirely through equity and debt investments by founders, other investors and third parties, and we expect to continue to rely on these sources of funding, to the extent available in the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs incurred in connection with both the closing of the Merger and complying with public company reporting and control obligations, and personnel expenses. We have devoted much of our operations to date to the research and development of our core technology, including selecting our initial product composition, conducting initial safety and other related tests, generating scale-up, reproducibility and manufacturing and formulation methods, conducting our initial clinical trial for AC5, and developing and protecting the intellectual property rights underlying our technology platform.

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

Based on our current operating expenses and working capital requirements, as of May 14, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2020. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we do not expect to generate revenues from operations before we need to raise additional capital. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to re-file our 510(k) submission for our AC5™ Topical Gel, and filed a 510(k) submission during the third calendar quarter, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

During the third quarter of Fiscal 2019, we obtained additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5 in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

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

In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the Securities Purchase Agreements that we entered into on February 20, 2017 (“2017 SPA”) and June 28, 2018 (the “2018 SPA”) in connection with the registered direct financings that closed on February 24, 2017 (“2017 Financing”) and July 2, 2018 (the “2018 Financing”), respectively, in each case as described in greater detail in the risk factor entitled “ The terms of the 2017 Financing and 2018 Financing could impose additional challenges on our ability to raise funding in the future ” below.

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

In particular, both the 2017 SPA and 2018 SPA contain provisions that provide that until such time as the three lead investors in the 2017 Financing and 2018 Financing, respectively, collectively own less than 20% of the Series F Warrants or Series G Warrants as applicable, purchased by them pursuant to the 2017 SPA or 2018 SPA, as applicable, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction including, but not limited to, an equity line of credit or “At-the-Market” financing facility.

As of May 14, 2019, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants and Series G Warrants. As defined in the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

The United Kingdom’s vote to leave the European Union will have uncertain effects and could adversely affect us.

On June 23, 2016, eligible members of the electorate in the United Kingdom (U.K.) decided by referendum to leave the E.U., commonly referred to as "Brexit". On March 29, 2017, the U.K. formally notified the E.U. of its intention to withdraw pursuant to the Treaty on the E.U. The withdrawal of the U.K. from the E.U. will take effect either when agreed upon or, in the absence of such an agreement, two years after the U.K. provided its notice of withdrawal. It appears likely that this withdrawal will continue to involve a process of lengthy negotiations between the U.K. and the E.U. member states to determine the terms of the withdrawal as well as the U.K.’s relationship with the E.U. going forward. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. markets either during a transitional period or more permanently. Since a significant proportion of the regulatory framework in the U.K. is derived from the E.U. directives and regulations, the referendum could materially change the regulatory regime applicable to the approval of any product candidates in the U.K.

Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets. Brexit is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business and financial condition.

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

On May 8, 2018, the Company announced that it would initiate the previously disclosed study designed to address FDA comments on Arch’s previous 510(k) notification for its AC5 ™ Topical Gel. The agency provided feedback via the pre-submission process and indicated that the proposed study design was acceptable to support the Company’s future marketing application. On June 15, 2018, the Company further announced that it completed enrollment for its human skin sensitization study and that applications of the Company’s AC5™ Topical Gel were underway for all subjects.

On October 1, 2018 the Company announced that it submitted a 510(k) notification to the FDA for its AC5 ™ Topical Gel (AC5) and received acknowledgement from the FDA that the submission has been received.  On December 17, 2018, we announced that the 510(k) premarket notification for AC5 ™ Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed.

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

Many of our owned or licensed patent applications are pending, and our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis

As of April 9, 2019, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Five patent portfolios assigned to Arch Biosurgery, Inc. include a total of 33 patents and pending applications in a total of nine jurisdictions, including ten patents and pending applications in the US. These portfolios cover self-assembling peptides and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including five issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; and US 9,339,476) that expire between 2026 and 2034 (absent patent term extension) as well as twelve patents that have been either allowed, issued or granted in foreign jurisdictions.

We have entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (“MIT”) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include a total of 22 patents and pending applications drawn to self-assembling peptides and methods of use thereof and self-assembling peptidomimetics and methods of use thereof in a total of nine jurisdictions. The portfolios include five issued US patents (US 9,511,113; US 9,084,837; US 10,137,166; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent patent term extension), as well as fourteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

If we issue additional shares in the future, including issuances of shares upon exercise of the Series H Warrants, Series G Warrants, Series F Warrants, Series E Warrants, and/or the Series D Warrants, our existing stockholders will be diluted.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2019 Financing that closed on May 14, 2019, we issued an aggregate of 8,615,384 shares of our Common Stock, which equaled approximately 5% of the 164,961,849 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2019 Financing. Upon the closing of the 2019 Financing, we also issued Series H Warrants to acquire up to an additional 8,615,384 shares of our Common Stock at an initial exercise price of $0.40 per share. As of May 14, 2019 up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of May 14, 2019 up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of May 14, 2019 up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of May 14, 2019 up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants. Similarly, in connection with our private placement financing that concluded on July 2, 2015 (“2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of May 14, 2019, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Additionally, as of May 14, 2019, 19,998,356 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 15,579,998 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.50 per share and with a weighted average exercise price of $0.40 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, and the Series D Warrants granted in connection with the 2015 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “ We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail ,” as of May 14, 2019 we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2020. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of May 14, 2019, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 12% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. All statements made in this report on Form 10-Q other than statements of historical fact are statements that could be deemed forward-looking statements, including without limitation statements about our business plan, our plan of operations and our need to obtain future financing. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “ Risk Factors ” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation, risks related to:

•	Our ability to continue as a going concern;

•	Our ability to obtain financing necessary to operate our business;

•	Our limited operating history;

•	The results of our research and development activities, including uncertainties relating to the preclinical and clinical testing of our product candidates;

•	The early stage of our primary product candidate presently under development;

•	Our ability to develop, obtain required approvals for and commercialize our product candidates;

•	Our ability to recruit and retain qualified personnel;

•	Our ability to obtain and maintain protection of our intellectual property;

•	Our dependence on third-party manufacturers, suppliers, research organizations, academic institutions, testing laboratories and other potential collaborators;

•	The size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;

•	Our ability to successfully complete potential acquisitions and collaborative arrangements;

•	Competition in our industry;

•	General economic and business conditions; and

•	Other factors discussed under the section entitled “ Risk Factors ”.

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

ARCH THERAPEUTICS, INC.

Date: May 14, 2019	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

