Form 10-Q
period 2019-06-30
Arch Therapeutics, Inc.
filed 2019-08-01
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, 173,577,233 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three and Nine Months ended June 30, 2019

Arch Therapeutics, Inc.
Consolidated Balance Sheets
As of June 30, 2019 (Unaudited) and September 30, 2018

	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$3,181,822	$4,667,410
Prepaid expenses and other current assets	594,522	151,794
Total current assets	3,776,344	4,819,204

Long-term assets:
Property and equipment, net	10,941	17,261
Other assets	3,500	3,500
Total long-term assets	14,441	20,761

Total assets	$3,790,785	$4,839,965

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$128,692	$160,946
Accrued expenses and other liabilities	141,779	127,439
Total current liabilities	270,471	288,385

Long-term liabilities:
Long-term derivative liability	3,691,851	3,191,752
Total long-term liabilities	3,691,851	3,191,752

Total liabilities	3,962,322	3,480,137

Commitments and contingencies

Stockholders’ equity (deficit) :
Common stock, $0.001 par value, 300,000,000 shares authorized, 173,577,233 and 164,297,013 shares issued and outstanding as of June 30, 2019 and September 30, 2018, respectively	172,562	159,815
Additional paid-in capital	37,692,816	35,517,491
Accumulated deficit	(38,036,915)	(34,317,478)
Total stockholders’ equity (deficit)	(171,537)	1,359,828

Total liabilities and stockholders’ equity (deficit)	$3,790,785	$4,839,965

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended June 30, 2019 and 2018

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	933,567	986,113	2,990,800	2,987,012
Research and development expenses	638,694	634,021	1,856,651	2,229,340
Total operating expenses	1,572,261	1,620,134	4,847,451	5,216,352

Operating loss	(1,572,261)	(1,620,134)	(4,847,451)	(5,216,352)

Other income (expense)
Decrease (increase) to fair value of derivative	283,099	(592,506)	1,128,014	1,837,527
Total other income (expense)	283,099	(592,506)	1,128,014	1,837,527

Net loss	$(1,289,162)	$(2,212,640)	$(3,719,437)	$(3,378,825)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted common shares - basic and diluted	168,396,553	150,550,189	164,238,367	150,331,682

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)
For the Three and Nine Months Ended June 30, 2019 and 2018

			Common Stock	Additional		Total
	Common Stock		Subscribed	Paid-in	Accumulated	Stockholders’
Three Months Ended June 30, 2018	Shares	Amount	but unissued	Capital	Deficit	Equity
Balance at March 31, 2018	150,302,013	$150,302	$-	$32,593,935	$(30,669,631)	$2,074,606

Net loss	-	-	-	-	(2,212,640)	(2,212,640)

Subscribed but unissued common stock and warrants	-	-	2,137,546	(80,000)	-	2,057,546

Issuance of restricted stock	233,000	233	-	(233)	-	-

Stock based compensation expense	-	-	-	331,168	-	331,168

Balance at June 30, 2018	150,535,013	$150,535	$2,137,546	$32,844,870	$(32,882,271)	$2,250,680

			Common Stock	Additional		Total
	Common Stock		Subscribed	Paid-in	Accumulated	Stockholders’
Three Months Ended June 30, 2019	Shares	Amount	but unissued	Capital	Deficit	Equity (Deficit)
Balance at March 31, 2019	163,946,849	$163,947	$-	$36,382,873	$(36,747,753)	$(200,933)

Net loss	-	-	-	-	(1,289,162)	(1,289,162)

Issuance of common stock and warrants, net of financing costs	8,615,384	8,615	-	1,083,272	-	1,091,887

Stock based compensation expense	-	-	-	226,671	-	226,671

Balance at June 30, 2019	172,562,233	$172,562	$-	$37,692,816	$(38,036,915)	$(171,537)

			Common Stock	Additional		Total
	Common Stock		Subscribed	Paid-in	Accumulated	Stockholders’
Nine Months Ended June 30, 2018	Shares	Amount	but unissued	Capital	Deficit	Equity
Balance at September 30, 2017	149,942,857	$149,943	$-	$31,580,022	$(29,503,446)	$2,226,519

Net loss	-	-	-	-	(3,378,825)	(3,378,825)

Subscribed but unissued common stock and warrants	-	-	2,137,546	(80,000)	-	2,057,546

Shares issued for the exercise of warrants	242,273	242	-	63,146	-	63,388

Shares issued for the exercise of stock options - cashless	116,883	117	-	(117)	-	-

Issuance of restricted stock	233,000	233	-	(233)	-	-

Stock based compensation expense	-	-	-	1,282,052	-	1,282,052

Balance at June 30, 2018	150,535,013	$150,535	$2,137,546	$32,844,870	$(32,882,271)	$2,250,680

			Common Stock	Additional		Total
	Common Stock		Subscribed	Paid-in	Accumulated	Stockholders’
Nine Months Ended June 30, 2019	Shares	Amount	but unissued	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2018	159,815,013	$159,815	$-	$35,517,491	$(34,317,478)	$1,359,828

Net loss	-	-	-	-	(3,719,437)	(3,719,437)

Issuance of common stock and warrants, net of financing costs	8,615,384	8,615	-	1,083,272	-	1,091,887

Issuance of restricted stock	3,517,000	3,517	-	(3,517)	-	-

Shares issued for the exercise of stock options	87,567	88	-	32,312	-	32,400

Shares issued for the exercise of stock options - cashless	477,269	477	-	(477)	-	-

Issuance of restricted stock for services	50,000	50	-	21,450	-	21,500

Stock based compensation expense	-	-	-	1,042,285	-	1,042,285

Balance at June 30, 2019	172,562,233	$172,562	$-	$37,692,816	$(38,036,915)	$(171,537)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2019 and 2018

	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Cash flows from operating activities:
Net loss	$(3,719,437)	$(3,378,825)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	6,320	3,561
Stock-based compensation	1,042,285	1,282,052
Issuance of restricted stock for services	21,500	-
Decrease to fair value of derivative	(1,128,014)	(1,837,527)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(442,728)	(2,382)
Increase (decrease) in:
Accounts payable	(53,282)	(81,722)
Accrued expenses and other liabilities	(14,481)	(73,002)
Net cash used in operating activities	(4,287,837)	(4,087,845)

Cash flows from investing activities:
Purchases of property and equipment	-	(15,494)
Net cash used in investing activities	-	(15,494)

Cash flows from financing activities:
Proceeds from issued common stock and warrants	2,769,849	-
Proceeds from subscribed but unissued common stock and warrants	-	4,535,000
Proceeds from exercise of warrants	-	63,388
Proceeds from exercise of stock options	32,400	-
Net cash provided by financing activities	2,802,249	4,598,388

Net (decrease)/increase in cash	(1,485,588)	495,049

Cash, beginning of year	4,667,410	5,994,052

Cash, end of period	$3,181,822	$6,489,101

Non-cash financing activities:
Warrant derivative liability	$1,628,113	$2,397,454
Financing costs on issuance of common stock and warrants	$49,849	$80,000
Exercise of stock options - cashless	$477	$117
Restricted stock - vested	$3,567	$233

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2018. There have been no material changes to our significant accounting policies during the nine months ended June 30, 2019.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2019 and September 30, 2018.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the nine months ended June 30, 2019 and the year ended September 30, 2018 there has not been any impairment of long-lived assets.

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

At June 30, 2019 and September 30, 2018, the carrying amounts of cash, prepaid expenses and other current assets, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from July 1, 2019 and ending on July 31, 2019 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 11.

 Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of June 30, 2019, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At June 30, 2019 and September 30, 2018, property and equipment consisted of:

	Estimated Useful Life	June 30, 2019	September 30, 2018

Furniture and fixtures	5 years	$9,357	$9,357

Leasehold improvements	Life of Lease	8,983	8,983

Computer equipment	3 years	8,686	8,686

Lab equipment	5 years	1,000	1,000

		28,026	28,026

Less – accumulated depreciation		17,085	10,765

Property and equipment, net		$10,941	$17,261

For the three months ended June 30, 2019 and 2018 depreciation expense recorded was $2,759 and $1,706, respectively For the nine months ended June 30, 2019 and 2018 depreciation expense recorded was $6,320 and $3,561, respectively.

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

As of June 30, 2019, a total of 16,494,212 options had been issued to employees and directors and 6,877,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three months ended June 30, 2019, the Company granted 200,000 options to employees and directors, and 50,000 options to consultants, to purchase shares of common stock under the 2013 Plan. During the nine months ended June 30, 2019, the Company granted 925,000 options to employees and directors, and 850,000 options to consultants, to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the nine months ended June 30, 2019 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the nine months ended June 30, 2019; expected volatility, 93.15% - 119.44%, risk-free interest rate, 1.47% - 3.23%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 5.75 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer groups as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Common Stock Options

Stock compensation activity under the 2013 Plan for the nine months ended June 30, 2019 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	15,684,210	$0.40	3.89	$1,142,521
Awarded	1,775,000	$0.38	-	-
Exercised	(1,525,000)	$0.37	-	-
Forfeited/Cancelled	(154,212)	$0.39	-	-
Outstanding at June 30, 2019	15,779,998	$0.40	3.30	$329,215
Exercisable at June 30, 2019	13,285,256	$0.39	3.71	$328,315
Vested and expected to vest at June 30, 2019	15,779,998	$0.40	3.30	$329,215

As of June 30, 2019, 4,218,356 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $187,000 and $145,000, respectively. Of this amount during the three months ended June 30, 2019 and 2018, $103,000 and $54,000, respectively, was recorded to research and development expenses, and $84,000 and $91,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the nine months ended June 30, 2019 and 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $728,000 and $628,000, respectively. Of this amount during the nine months ended June 30, 2019 and 2018, $284,000 and $264,000, respectively, was recorded to research and development expenses, and $444,000 and $364,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the nine months ended June 30, 2019, 87,567 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash resulting in proceeds to the Company of $32,400. During the nine months ended June 30, 2019, 1,437,433 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 477,269 shares of the Company’s Common Stock. During the nine months ended June 30, 2018, 225,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 116,883 shares of the Company’s Common Stock.

As of June 30, 2019, there is approximately $466,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.63 years.

Restricted Stock

On February 3, 2017, the Company awarded 1,750,000 shares of Restricted Stock to members of the Board of Directors and management. The shares subject to this grant are awarded under the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. During the nine months ended June 30, 2019, 1,750,000 shares of these restricted stock awarded under the 2013 Plan vested.

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

On September 5, 2018, the Company awarded 100,000 shares of Restricted Stock to a consultant. The shares subject to this grant are awarded under the 2013 Plan and 50,000 vest 90 days from the date of the award and 50,000 vest 365 days from the date of the award. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. During the nine months ended June 30, 2019, 50,000 shares of these restricted stock awarded under the 2013 Plan vested.

Restricted stock activity under the 2013 Plan for the nine months ended June 30, 2019 and 2018 follows:

	2019	2018
Non Vested at September 30, 2018 and 2017	2,815,000	1,750,000
Awarded	-	-
Vested	(1,800,000)	-
Forfeited	-	-
Non Vested at June 30, 2019 and 2018	1,015,000	1,750,000

The weighted average restricted stock award date fair value information for the nine months ended June 30, 2019 and 2018 follows:

	2019	2018
Non Vested at September 30, 2018 and 2017	$0.57	$0.65
Awarded	-	-
Vested	(0.64)	-
Forfeited	-	-
Non Vested at June 30, 2019 and 2018	$0.43	$0.65

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the three months ended June 30, 2019 and 2018 compensation expense recorded for the restricted stock awards was approximately $39,000 and $142,000, respectively. For the nine months ended June 30, 2019 and 2018 compensation expense recorded for the restricted stock awards was approximately $336,000 and $425,000, respectively.

5.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant are outside the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. On May 1, 2018, the vesting date for 1,767,000 shares was amended to November 2018. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. During the nine months ended June 30, 2019, 1,767,000 shares of restricted stock awarded outside the 2013 Plan vested.

Restricted Stock activity for the nine months ended June 30, 2019 and 2018 is as follows:

	2019	2018
Non Vested at September 30, 2018 and 2017	1,767,000	2,000,000
Awarded	-	-
Vested	(1,767,000)	(233,000)
Forfeited	-	-
Non Vested at June 30, 2019 and 2018	-	1,767,000

The weighted average restricted stock award date fair value information for the nine months ended June 30, 2019 and 2018 follows:

	2019	2018
Non Vested at September 30, 2018 and 2017	$0.39	$0.39
Awarded	-	-
Vested	0.39	0.39
Forfeited	-	-
Non Vested at June 30, 2019 and 2018	$-	$0.39

For the three months ended June 30, 2019 and 2018, compensation expense recorded for the restricted stock awards was approximately $0 and $34,000, respectively. For the nine months ended June 30, 2019 and 2018, compensation expense recorded for the restricted stock awards was approximately $0 and $229,000, respectively.

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

During the three and nine months ended June 30, 2019, no Series D Warrants had been exercised. During the three and nine months ended June 30, 2018, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 227,273, respectively shares of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $56,818, respectively. As of June 30, 2019, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

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

During the three and nine months ended June 30, 2019, no Series E Warrants had been exercised. During the three and nine months ended June 30, 2018, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 0 and 15,000, respectively, shares of the Company’s Common stock resulting in gross proceeds to the Company of $0 and $6,570, respectively. As of June 30, 2019, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

As of June 30, 2019, no Series F Warrants have been exercised. As of June 30, 2019, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

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

During the three months ended June 30, 2019 and 2018, $211,100 and $1,675,404 was recorded to increase (decrease) the fair value of derivative, respectively. During the nine months ended June 30, 2019 and 2018, $274,404 and $1,837,527 was recorded to decrease the fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2019	September 30, 2018
Balance at September 30, 2018 and 2017	$1,274,404	$3,430,033

Adjustments to estimated fair value	(274,404)	(2,155,629)

Ending balance at June 30, 2019 and September 30, 2018	$1,000,000	$1,274,404

The derivative liabilities were valued as of June 30, 2019 and September 30, 2018 using the Black Scholes Model with the following assumptions:

	June 30, 2019	September 30, 2018
Closing price per share of common stock	$0.294	$0.42
Exercise price per share	$0.75	$0.75
Expected volatility	79.34%	98.43%
Risk-free interest rate	1.73%	2.88%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	2.62	3.38

9.	2018 REGISTERED DIRECT OFFERING

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

As of June 30, 2019, no Series G Warrants have been exercised. As of June 30, 2019, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

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

On June 30, 2018 the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,535,000, the remaining proceeds of $2,137,546 were allocated to the Common Stock Subscribed but Unissued. During the three months ended June 30, 2019 and 2018, $530,677 and $0, respectively, was recorded to decrease the fair value of derivative. During the nine months ended June 30, 2019 and 2018, $890,088 and $0, respectively, was recorded to decrease the fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2019	September 30, 2018
Balance at September 30, 2018 and 2017	$1,917,348	$-

Issuances	-	2,397,454

Adjustments to estimated fair value	(890,088)	(480,106)

Ending balance at June 30, 2019 and September 30, 2018	$1,027,260	$1,917,348

The derivative liabilities were valued as of June 30, 2019 and September 30, 2018 using the Black Scholes Model with the following assumptions:

	June 30, 2019	September 30, 2018
Closing price per share of common stock	$0.294	$0.42
Exercise price per share	$0.70	$0.70
Expected volatility	95.36%	100.18%
Risk-free interest rate	1.74%	2.94%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	3.99	4.74

10.	2019 REGISTERED DIRECT OFFERING

On May 12, 2019, the Company entered into a Securities Purchase Agreement (“2019 SPA”) with 5 accredited investors (“2019 Investors”) providing for the issuance and sale by the Company to the 2019 Investors of an aggregate of 8,615,384 units at a purchase price of $0.325 per Unit in a registered offering (“2019 Financing”). The securities comprising the units sold in the 2019 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and a Series H Warrant to purchase one share of Common Stock at an exercise price of $0.40 per share at any time prior to the fifth anniversary of the issuance date of the Series H Warrant subject to certain restrictions on exercise (“2019 Warrants”) and the shares issuable upon exercise of the 2019 Warrants, (“2019 Warrant Shares”). As of May 14, 2019, the Company recorded the 8,615,384 shares as Common Stock.

The gross proceeds to Arch from the 2019 Financing, which were received as of May 13, 2019, were approximately $2.8 million before deducting financing costs of approximately $80,000. The number of shares of the Company’s Common Stock into which each of the Series H Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series H Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series H Warrant for an amount of cash equal to $0.0533 for each share of Common Stock underlying the Series H Warrant.

As of June 30, 2019, no Series H Warrants have been exercised. As of June 30, 2019, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

Common Stock

At May 14, 2019 the Closing Date of the 2019 Financing, the Company issued 8,615,384 shares of Common Stock.

Derivative Liabilities

The Company accounted for the Series H Warrants relating to the aforementioned 2019 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series H Warrants for an amount of cash equal to $0.0533 for each share of Common Stock and the underlying Series H Warrants are not classified within stockholders’ equity, they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On May 14, 2019 the derivative liabilities were recorded at fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2019 Financing of $2,800,000, the remaining proceeds of $1,171,887 were allocated to the Common Stock and additional-paid-in-capital. During both the three and nine months ended June 30, 2019, $36,478, respectively, was recorded to increase the fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
June 30, 2019
Balance at September 30, 2018	$-

Issuances	1,628,113

Adjustments to estimated fair value	36,478

Ending balance at June 30, 2019	$1,664,591

The derivative liabilities were valued as of June 30, 2019 using the Black Scholes Model with the following assumptions:

June 30, 2019
Closing price per share of common stock	$0.294
Exercise price per share	$0.40
Expected volatility	92.45%
Risk-free interest rate	1.76%
Dividend yield	—
Remaining expected term of underlying securities (years)	4.87

11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events from July 1, 2019 through July 31, 2019, and concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements.

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

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. As of July 31, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2020. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

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

We believe that the Company has cash on hand to meet its anticipated cash requirements through the first quarter of Fiscal 2020. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. In addition to the foregoing, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “ RISK FACTORS ” in this filing.

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

Liquidity

We are in the development stage and have generated no operating revenues to date. On December 17, 2018, we announced that the 510(k) premarket notification for AC5 ™ Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the three months ended June 30, 2019, we had a net loss of $1,289,162 versus a net loss of $2,212,640 in the comparable period in the prior year. The loss for the three months ended June 30, 2019 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to stock based compensation partially offset by an adjustment of $283,099 to the derivative liabilities. For the nine months ended June 30, 2019, we had a net loss of $3,719,437 versus a net loss of $3,378,825 in the comparable period in the prior year. The loss for the nine months ended June 30, 2019 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to consulting and by an adjustment of $1,128,014, to the derivative liabilities. The loss for the three months ended June 30, 2018 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application, general corporate legal expenses and by an adjustment of $592,506 to the derivative liabilities. The loss for the nine months ended June 30, 2018 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application, general corporate legal expenses partially offset by an adjustment of $1,837,527 to the derivative liabilities.

Cash used in operating activities increased $199,992, during the nine months ended June 30, 2019 to $4,287,837, compared to $4,087,845 for the nine months ended June 30, 2018. Cash at June 30, 2019 decreased by $1,485,588 to $3,181,822 compared to $4,667,410 as of September 30, 2018.

Recent Developments

On November 28, 2018, the Company announced that it has submitted the required documents for AC5™ Topical Hemostat (AC5) to its Notified Body as it seeks a CE mark, which is a next step on the path to commercialization in countries governed by the European Medical Devices Directive (MDD). Given the recent changes in the governing rules and the impact of Brexit, the review process has taken longer than anticipated. We now currently expect that the review process to be completed this fall.

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

Three months ended June 30, 2019 Compared to Three months ended June 30, 2018

	June 30,	June 30,	Increase
	2019	2018	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	933,567	986,113	(52,546)
Research and development	638,694	634,021	4,673
Loss from operations	(1,572,261)	(1,620,134)	(47,873)
Other income (expense)	283,099	(592,506)	(875,605)
Net income (loss)	(1,289,162)	(2,212,640)	(923,478)

Revenue

We did not generate revenue in either of the three months ended June 30, 2019 and 2018.

General and Administrative Expense

General and administrative expenses during the three months ended June 30, 2019 were $933,567; a decrease of $52,546 compared to $986,113 for the three months ended June 30, 2018. The decrease in general and administrative expense is primarily attributable to reduced stock based compensation partially offset by consulting costs and payroll costs. General and administrative expenses are generally expected to increase in the future as a result of additional staffing to prepare for commercial use, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended June 30, 2019 was $638,694, an increase of $4,673 compared to $634,021 for the three months ended June 30, 2018. The increase in research and development expense is primarily attributable to the timing of product purchases and preclinical testing and evaluation. Research and development expenses are generally expected to increase in the future as a result of our plans for additional product development, clinical and regulatory programs.

Other income (expense)

Other income (expense) during the three months ended June 30, 2019 was income of $283,099 a decrease of $875,605 compared to total other expense of $592,506 for the three months ended June 30, 2018. The decrease in other income was the result of the change in the fair value of derivative liabilities.

Nine months ended June 30, 2019 Compared to Nine months ended June 30, 2018

	June 30,	June 30,	Increase
	2019	2018	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	2,990,800	2,987,012	3,788
Research and development	1,856,651	2,229,340	(372,689)
Loss from operations	(4,847,451)	(5,216,352)	(368,901)
Other income (expense)	1,128,014	1,837,527	(709,513)
Net loss	(3,719,437)	(3,378,825)	(340,612)

Revenue

We did not generate revenue in either of the nine months ended June 30, 2019 and 2018.

General and Administrative Expense

General and administrative expenses during the nine months ended June 30, 2019 were $2,990,800; an increase of $3,788 compared to $2,987,012 for the nine months ended June 30, 2018. The increase in general and administrative expense is primarily attributable to an increase in consulting costs partially offset by stock based compensation and payroll costs. General and administrative expenses are generally expected to increase in the future as a result of additional staffing to prepare for commercial use, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the nine months ended June 30, 2019 was $1,856,651 a decrease of $372,689 compared to $2,229,340 for the nine months ended June 30, 2018. The decrease in research and development expense is primarily attributable to a decrease in product purchases and preclinical testing and evaluation. Research and development expenses are generally expected to increase in the future as a result of our plans for additional product development, clinical and regulatory programs.

Other income

Other income during the nine months ended June 30, 2019 was $1,128,014, a decrease of $709,513 compared to total other income of $1,837,527 for the nine months ended June 30, 2018. The decrease in other income was the result of the change in the fair value of derivative liabilities.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At June 30, 2019, we had cash of $3,181,822 and positive working capital of $3,505,873.

Working Capital

At June 30, 2019, we had total current assets of $3,776,344 (including cash of $3,181,822) and working capital of $3,505,873. Our working capital as of June 30, 2019 and September 30, 2018 is summarized as follows:

	June 30,	September 30,
	2019	2018
Total Current Assets	$3,776,344	$4,819,204
Total Current Liabilities	270,471	288,385
Working Capital	$3,505,873	$4,530,819

Total current assets as of June 30, 2019 were $3,776,344 a decrease of $1,042,860 compared to $4,819,204 as of September 30, 2018. The decrease in current assets is primarily attributable to general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate partially offset by $2,800,000 from the issuance of common stock and warrants. Our total current assets as of June 30, 2019 and September 30, 2018 were comprised primarily of cash and prepaid expenses.

Total current liabilities as of June 30, 2019 were $270,471, a decrease of $17,914 compared to $288,385 as of September 30, 2018. The decrease is primarily due to the timing of product and development costs. Our total current liabilities as of June 30, 2019 and September 30, 2018 were comprised of accounts payable and accrued expenses and other liabilities.

Cash Flow for the nine months ended

	June 30,	June 30,
	2019	2018
Cash Used in Operating Activities	$(4,287,837)	$(4,087,845)
Cash Used in Investing Activities	-	(15,494)
Cash Provided by Financing Activities	2,802,249	4,598,388
Net (decrease)/increase in cash	$(1,485,588)	$495,049

Cash Used in Operating Activities

Cash used in operating activities increased $199,992 to $4,287,837 during the nine months ended June 30, 2019 compared to $4,087,845 during the nine months ended June 30, 2018. The increase in operating expenses is primarily attributable to consulting costs and product and development costs partially offset by payroll costs.

Cash Used in Investing Activities

Cash used in investing activities decreased $15,494 to $0 during the nine months ended June 30, 2019, compared to $15,494 during the nine months ended June 30, 2018. For the nine months ended June 30, 2018 the cash used in investing activities is attributed to leasehold improvements and office furniture for the Company’s additional office space.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $1,796,139 to $2,802,249 during the nine months ended June 30, 2019, compared to $4,598,388 during the nine months ended June 30, 2018. For the nine months ended June 30, 2019, the cash provided by financing resulted from $2,769,849 from the issuance of common stock and warrants in the 2019 Financing $32,400 from the exercise of option to purchase 87,567 shares of our Common Stock. For the nine months ended June 30, 2018, the cash provided by financing resulted from $4,535,000 from the subscription of Common Stock and warrants in the 2018 Financing, $56,818 from the exercise of Series D Warrants to purchase 227,273 shares of our Common Stock, and $6,570 from the exercise of the Series E Warrants to purchase 15,000 shares of our Common Stock.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of July 31, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2020. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we do not expect to generate revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “ RISK FACTORS ” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. While the Company anticipates that it will have enough cash on hand into the first quarter of fiscal 2020, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2019, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2019, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of July 31, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2020, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While we refilled our 510(k) submission for our AC5™ Topical Gel during the third calendar quarter of 2018 and the FDA reviewed and ultimately cleared the 510(k) premarket notification for AC5 ™ Topical Gel in December 2018, the resubmission process required us to expend a minimum of $100,000 that we had not previously anticipated spending.

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

We expect to continue to incur significant expenses and we anticipate that those expenses and losses may increase in the foreseeable future as we seek to:

•	develop our principal product candidate, AC5, and the underlying technology, including advancing applications and conducting biocompatibility and other preclinical studies;

•	raise capital needed to fund our operations;

•	build and enhance investor relations and corporate communications capabilities;

•	conduct additional clinical trials relating to AC5 and any other product candidate we seek to develop;

•	attempt to gain regulatory approvals for product candidates;

•	build relationships with additional contract manufacturing partners, and invest in product and process development through such partners;

•	maintain, expand and protect our intellectual property portfolio;

•	advance additional product candidates and technologies through our research and development pipeline;

•	seek to commercialize selected product candidates which may require regulatory approval; and

•	hire additional regulatory, clinical, quality control, scientific, financial, and management, consultants and advisors.

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

Based on our current operating expenses and working capital requirements, as of July 31, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2020. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to re-file our 510(k) submission for our AC5™ Topical Gel, and filed a 510(k) submission during the third calendar quarter, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

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

As of July 31, 2019, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants and Series G Warrants. As defined in the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

In addition to our 510(k) notification, we filed our first CE Mark application in Europe in December 2018. Given the recent changes in the governing rules and the impact of Brexit, the review process has taken longer than anticipated. We currently anticipate seeking regulatory approval for expanded indications, and to pursue internal use commercial opportunities for other AC5-related products through the premarket authorization process.

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

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Many of our owned or licensed patent applications are pending. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. Because our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business. Our licensed MIT European patent No. 1879606 was opposed; however, this patent was maintained in amended form following an administrative hearing. Both parties have appealed this decision. A decision is not expected before the end of 2019. If the Opponents prevail in the appeal, European Patent No. 1879606 will be fully or partially invalidated, resulting in potential loss of rights. European patent No. 2581097 was opposed. The Opposition Division revoked the patent. This decision will be appealed. If the Opponent prevails in the appeal, European Patent No. 2581097 could be fully or partially invalidated, resulting in potential loss of rights. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects. In addition, our proprietary information, trade secrets and know-how are important components of our intellectual property rights. We seek to protect our proprietary information, trade secrets, know-how and confidential information, in part, with confidentiality agreements with our employees, corporate partners, outside scientific collaborators, sponsored researchers, consultants and other advisors. We also have invention or patent assignment agreements with our employees and certain consultants and advisors. If our employees or consultants breach those agreements, we may not have adequate remedies for any of those breaches. In addition, our proprietary information, trade secrets and know-how may otherwise become known to or be independently developed by others. Enforcing a claim that a party illegally obtained and/or for which a party is using our proprietary information, trade secrets and/or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to defend, enforce and/or determine the scope of our intellectual property rights, and failure to obtain or maintain protection thereof could adversely affect our competitive business position and results of operations.

Many of our owned or licensed patent applications are pending, and our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis.

As of July 8, 2019, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Five patent portfolios assigned to Arch Biosurgery, Inc. include a total of 34 patents and pending applications in a total of nine jurisdictions, including eleven patents and pending applications in the US. These portfolios cover self-assembling peptides and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including six issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476; and US 10,314,886) that expire between 2026 and 2034 (absent patent term extension) as well as thirteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

The three portfolios non-exclusively licensed from MIT include a number of US and foreign applications, including four issued US patents (US 7,449,180; US 7,846,891; US 7,713,923; and US 8,901,084) that expire between 2021 and 2024 (absent patent term extension), as well as four patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the 2019 Financing that closed on May 14, 2019, we issued an aggregate of 8,615,384 shares of our Common Stock, which equaled approximately 5% of the 164,961,849 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2019 Financing. Upon the closing of the 2019 Financing, we also issued Series H Warrants to acquire up to an additional 8,615,384 shares of our Common Stock at an initial exercise price of $0.40 per share. As of July 31, 2019 up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of July 31, 2019 up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of July 31, 2019 up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of July 31, 2019 up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants. Similarly, in connection with our private placement financing that concluded on July 2, 2015 (“2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of July 31, 2019, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Additionally, as of July 31, 2019, 19,998,356 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 15,779,998 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.50 per share and with a weighted average exercise price of $0.40 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series H Warrants granted in connection with the 2019 Financing, the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, and the Series D Warrants granted in connection with the 2015 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “ We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail ,” as of July 31, 2019 we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2020. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of July 31, 2019, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 12% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

Item 6. Exhibits

Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-K	3.1	000-54986	12/12/2014

3.2	Amended and Restated Bylaws of Arch Therapeutics, Inc.		8-K	3.1	333-178883	6/24/2013

10.1	Form of Securities Purchase Agreement		8-K	10.1	000-54986	5/13/2019

10.2	Form of Series H Warrants		8-K	10.2	000-54986	5/13/2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: August 1, 2019	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

