Form 10-K
period 2019-09-30
Arch Therapeutics, Inc.
filed 2019-11-19
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

Commission File Number: 000-54986

ARCH THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-0524102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

235 Walnut Street, Suite 6
Framingham, MA	01702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(617) 431-2313

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The registrant met the “smaller reporting company”, and non accelerated filer requirements as of the end of its 2019 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, based upon the aggregate worldwide market value of the voting and non-voting common equity held by the registrant’s non-affiliates as of March 31, 2019.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the average of the bid and asked price of such common equity, was approximately $58,000,000. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates.

As of November 18, 2019, 187,862,947 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Annual Report on Form 10-K contains forward-looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. Such forward-looking statements contained in this Form 10-K are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired regulatory approvals in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified in the documents Arch has filed, or will file with the Securities and Exchange Commission (“SEC”). Copies of Arch’s filings with the SEC may be obtained from the SEC Internet site at http://www.sec.gov. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. As of November 18, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2020. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

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

On November 28, 2018, the Company announced that it has submitted the required documents for AC5™ Topical Hemostat (AC5) to its Notified Body as it seeks a CE mark, which is a next step on the path to commercialization in countries governed by the European Medical Devices Directive (MDD). The Company was recently notified by its Notified Body that its review team has completed its review of the Arch’s technical documentation and that it has recommended to its decision making panel that CE Marking be granted.  This process is expected to be completed in early 2020.

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

The estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently anticipate, as of November 18, 2019 we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2020. We could spend our financial resources much faster than we expect, in which case our current funds may not be sufficient to operate our business for the entire duration of that period.

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

Research and Development Expenditures

Our research and development expenses to date have primarily included labor and third party consulting costs to develop our core technology and AC5. Research and development expense during the year ended September 30, 2019 was $2,396,838, a decrease of $487,407 compared to $2,884,245 for the year ended September 30, 2018. We expect our research and development activities and expenses to increase significantly as we execute on our business plan and commence additional clinical trials.

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

The Company was recently informed that the Notified Body review team has completed its review of Arch’s technical documentation and has recommended to its decision making panel that CE Marking be granted. Because definitive timelines have not yet been provided, considering the backlog that European Notified Bodies have been experiencing, we now expect this CE Mark process to be completed in early 2020.

The Company is harmonizing its US and European product supply chains by adding a supplier and a manufacturing process, each of which are listed in the technical documentation under review in Europe, to the list of approved suppliers and processes for the production of the AC5 Topical Gel that it intends to sell in the United States. The Company has filed documentation with the FDA related to these the supply chain changes and will not use the new supplier and manufacturing processes or distribute product in the US until the FDA provides its approval. We can provide no assurance that the FDA will not require additional information or data, or that the changes or resulting product will prove acceptable to us or to the FDA. Because the regulatory interactions are taking longer than anticipated, the Company now expects that it will be authorized by the FDA to deliver initial AC5 Topical Gel inventory to physicians in the US in early 2020.

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

In addition to our 510(k) notification, we filed our first CE Mark application in Europe in November 2018. The Company was recently notified by its Notified Body that its review team has completed its review of the Arch’s technical documentation and that it has recommended to its decision making panel that CE Marking be granted.  This process is expected to be completed in early 2020. We currently anticipate seeking regulatory approval for expanded indications, and to pursue internal use commercial opportunities for other AC5-related products through the premarket authorization process.

.

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

On November 28, 2018, the Company announced that it has submitted the required documents for AC5™ Topical Hemostat (AC5) to its Notified Body as it seeks a CE mark, which is a next step on the path to commercialization in countries governed by the European Medical Devices Directive (MDD). The Company was recently notified by its Notified Body that its review team has completed its review of the Arch’s technical documentation and that it has recommended to its decision making panel that CE Marking be granted.  This process is expected to be completed in early 2020.

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

As of October 29, 2019, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Five patent portfolios assigned to Arch Biosurgery, Inc. include a total of 34 patents and pending applications in a total of nine jurisdictions, including eleven patents and pending applications in the US. These portfolios cover self-assembling peptides and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including six issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476 and US 10,314,886) that expire between 2026 and 2034 (absent patent term extension), as well as thirteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Employees

We presently have eight full-time employees and make extensive use of third party contractors, consultants, and advisors to perform many of our present activities. We expect to increase the number of our employees as we increase our operations.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of November 18, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2020, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While we refiled our 510(k) submission for our AC5™ Topical Gel during the third calendar quarter of 2018 and the FDA reviewed and ultimately cleared the 510(k) premarket notification for AC5 ™ Topical Gel in December 2018, the resubmission process required us to expend a minimum of $100,000 that we had not previously anticipated spending.

During the third quarter of Fiscal 2019 and the first quarter of Fiscal 2020, we obtained additional cash to continue operations and fund our planned future operations, which include research and development of our primary product candidate, seeking regulatory approval for that product candidate, and pursuing its commercialization in the U.S., Europe and other markets. Even with the additional funds received from the 2019 SPA and the October 2019 SPA there exists substantial doubt about our ability to continue as a going concern.

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

Based on our current operating expenses and working capital requirements, as of November 18, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2020. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to re-file our 510(k) submission for our AC5™ Topical Gel, and filed a 510(k) submission during the third calendar quarter, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

During the third quarter of Fiscal 2019 and the first quarter of Fiscal 2020, we obtained additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5 in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

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

In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the Securities Purchase Agreements that we entered into on February 20, 2017 (“2017 SPA”), June 28, 2018 (the “2018 SPA”) and October 16, 2019 (the “October 2019 SPA”) in connection with the registered direct financings that closed on February 24, 2017 (“2017 Financing”), July 2, 2018 (the “2018 Financing”) and October 18, 2019 (the “October 2019 Financing”), respectively, in each case as described in greater detail in the risk factor entitled “The terms of the 2017 Financing, 2018 Financing and October 2019 Financing could impose additional challenges on our ability to raise funding in the future ” below.

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

The terms of the 2017 Financing, 2018 Financing and October 2019 Financing could impose additional challenges on our ability to raise funding in the future.

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

As of November 18, 2019, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants and Series G Warrants. As defined in the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

In addition, the October 2019 SPA contains certain restrictions on our ability to conduct subsequent sales of our equity securities. In particular, subject to certain customary exemptions, from October 16, 2019 until 90 days after the closing of the October 2019 Financing, neither the Company nor is subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock.

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

.

Risks Related to the Development and Commercialization of our Product Candidates

Applications for regulatory approval, clearance or certification for commercialization of our products or elements of our supply chain may not be accepted, or if accepted, may be voluntarily withdrawn or eventually rejected, and the future success of our business is significantly dependent on the success of our being able to obtain regulatory approval, clearance or certification for our development stage candidates.

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

In addition to our 510(k) notification, we filed our first CE Mark application in Europe in November 2018. The Company was recently notified by its Notified Body that its review team has completed its review of the Arch’s technical documentation and that it has recommended to its decision making panel that CE Marking be granted.  This process is expected to be completed in early 2020. We currently anticipate seeking regulatory approval for expanded indications, and to pursue internal use commercial opportunities for other AC5-related products through the premarket authorization process.

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

Any changes in our supply chain, including to the third party contract manufacturers, service providers, or other vendors, or in the processes that they employ could adversely affect us.

We are dependent on third-parties in our supply chain, including manufacturers, service providers, and other vendors, and the processes that they employ to make major and minor components of our products, and this dependence exposes us to risks associated with regulatory requirements, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We make periodic changes within our supply chain, for example, as our business needs evolve; and/or if a third party does not perform as agreed or desired; and/or if we decide to add an additional manufacturer, service provider, or vendor where we were previously single sourced; and/or if processes are altered to meet evolving scale requirements. For instance, the Company is harmonizing its US and European product supply chains by adding a supplier and a manufacturing process, each of which are listed in the technical documentation under review in Europe, to the list of approved suppliers and processes for the production of the AC5 Topical Gel that it intends to sell in the United States. The Company has filed documentation with the FDA related to these the supply chain changes and will not use the new supplier and manufacturing processes or distribute product in the US until the FDA provides its approval. We can provide no assurance that the FDA will not require additional information or data, or that the changes or resulting product will prove acceptable to us or to the FDA. Because the regulatory interactions are taking longer than anticipated, the Company now expects that it will be authorized by the FDA to deliver initial AC5 Topical Gel inventory to physicians in the US in early 2020.

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

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Many of our owned or licensed patent applications are pending. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. Because our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business. Our licensed MIT European patent No. 1879606 was opposed; however, this patent was maintained in amended form following an administrative hearing. Both parties have appealed this decision. A decision is not expected before the end of 2020. If the Opponents prevail in the appeal, European Patent No. 1879606 will be fully or partially invalidated, resulting in potential loss of rights. European patent No. 2581097 was opposed. The Opposition Division revoked the patent. This decision was appealed. If the Opponent prevails in the appeal, European Patent No. 2581097 could be fully or partially invalidated, resulting in potential loss of rights. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects. In addition, our proprietary information, trade secrets and know-how are important components of our intellectual property rights. We seek to protect our proprietary information, trade secrets, know-how and confidential information, in part, with confidentiality agreements with our employees, corporate partners, outside scientific collaborators, sponsored researchers, consultants and other advisors. We also have invention or patent assignment agreements with our employees and certain consultants and advisors. If our employees or consultants breach those agreements, we may not have adequate remedies for any of those breaches. In addition, our proprietary information, trade secrets and know-how may otherwise become known to or be independently developed by others. Enforcing a claim that a party illegally obtained and/or for which a party is using our proprietary information, trade secrets and/or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to defend, enforce and/or determine the scope of our intellectual property rights, and failure to obtain or maintain protection thereof could adversely affect our competitive business position and results of operations.

Many of our owned or licensed patent applications are pending, and our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis.

As of October 29, 2019, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

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

.

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

 If we issue additional shares in the future, including issuances of shares upon exercise of the Series I Warrants, Placement Agent Warrants, Series H Warrants, Series G Warrants, Series F Warrants, Series E Warrants, and/or the Series D Warrants, our existing stockholders will be diluted.

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the October 2019 Financing that closed on October 18, 2019, we issued an aggregate of 14,285,714 shares of our Common Stock, which equaled approximately 8% of the 173,577,233 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the October 2019 Financing. Upon the closing of the October 2019 Financing, we also issued Series I Warrants to acquire up to an additional 14,285,714 shares of our Common Stock at an initial exercise price of $0.22 per share and additional warrants to acquire up to an additional 1,071,429 shares of our Common Stock at an initial exercise price of $0.21875 per share to designees of H.C. Wainwright & Co., LLC, the placement agent that the Company engaged in connection with the October 2019 Financing (the “Placement Agent Warrants”). As of November 18, 2019 up to 14,285,714 shares may be acquired upon the exercise of the Series I Warrants and up to 1,071,429 shares may be acquired upon the exercise of the Placement Agent Warrants.

In connection with the financing that closed on May 14, 2019 (the “2019 Financing”), we issued an aggregate of 8,615,384 shares of our Common Stock, which equaled approximately 5% of the 164,961,849 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2019 Financing. Upon the closing of the 2019 Financing, we also issued Series H Warrants to acquire up to an additional 8,615,384 shares of our Common Stock at an initial exercise price of $0.40 per share. As of November 18, 2019 up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of November 18, 2019 up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of November 18, 2019 up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of November 18, 2019 up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants. Similarly, in connection with our private placement financing that concluded on July 2, 2015 (“2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of November 18, 2019, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Additionally, as of November 18, 2019, 7,190,443 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 15,807,911 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.65 per share and with a weighted average exercise price of $0.40 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series I Warrants, Placement Agent Warrants, Series H Warrants granted in connection with the 2019 Financing, the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, and the Series D Warrants granted in connection with the 2015 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “ We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of November 18, 2019 we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2020. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of November 18, 2019, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 10% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the OTCQB over-the-counter quotation system under the stock symbol “ARTH”. Our Common Stock began quotation on the OTCBB and the OTCQB on June 27, 2013 and since that date has been primarily traded on the OTCQB. There was no trading of our Common Stock on the OTCBB, OTCQB or any other over-the-counter market prior to January 2, 2013. Although our Common Stock is currently quoted on the OTCQB, there is a limited trading market for our Common Stock and there have been few trades in our Common Stock to date. Because our Common Stock is thinly traded on the OTCQB, (i) any reported sale prices may not be a true market-based valuation of our Common Stock; and (ii) such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of November 18, 2019, there were approximately 100 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent sales of unregistered securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K . This discussion and analysis contains forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, and in some cases, you can identify these statements by forward-looking words such as “if,” “will,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired regulatory approvals in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified under the caption “Risk Factors” in this Form 10-K and in the documents Arch has filed, or will file with the SEC. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-K to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Liquidity

We are in the development stage and have generated no operating revenues to date. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the year ended September 30, 2019, we had a net loss of $4,547,582 versus a net loss of $4,814,032 in the comparable period in the prior year. The losses for each of the years ended September 30, 2019 and 2018 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application costs, general corporate legal expenses all of which were partially offset by adjustments to the derivative liabilities. Cash used in operating activities decreased $645,261 during the year ended September 30, 2019 to $5,268,302, compared to $5,913,563 for the year ended September 30, 2018. Cash at September 30, 2019 decreased by $2,487,081 to $2,180,329 compared to $4,667,410 as of September 30, 2018.

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

We believe that the Company has cash on hand to meet its anticipated cash requirements into the third quarter of fiscal 2020. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. In addition to the foregoing, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” herein.

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

Recent Developments

On November 28, 2018, the Company announced that it has submitted the required documents for AC5™ Topical Hemostat (AC5) to its Notified Body as it seeks a CE mark, which is a next step on the path to commercialization in countries governed by the European Medical Devices Directive (MDD). The Company was recently notified by its Notified Body that its review team has completed its review of the Arch’s technical documentation and that it has recommended to its decision making panel that CE Marking be granted.  This process is expected to be completed in early 2020.

On May 13, 2019, the Company announced the pricing of registered direct offering of 8,615,384 units, each unit consisting of a share of the Company’s common stock, and a Series H Warrant (“Series H Warrant”) to purchase a share of our common stock for the combined purchase price of $0.325 per unit. The Series H Warrants have an exercise price of $0.40 per share and are exercisable for a period of five years. The offering closed on May 14, 2019. The gross proceeds to Arch from the 2019 Financing were approximately $2.8 million before deducting financing costs of approximately $52,000.

On October 17, 2019, the Company announced the pricing of registered direct offering of 14,285,714 units, each unit consisting of a share of the Company’s common stock, and a Series I Warrant (“Series I Warrant”) to purchase a share of our common stock for the combined purchase price of $0.175 per unit. The Series I Warrants have an exercise price of $0.22 per share and are exercisable for a period of five years. The offering closed on October 18, 2019. The gross proceeds to Arch from the 2019 Financing were approximately $2.5 million before deducting financing costs of approximately $312,000. Pursuant to the Engagement Agreement, the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 1,071,429 shares (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Series I Warrants, except that the exercise price of the Placement Agent Warrants is $0.21875 per share and the term of the Placement Agent Warrants is five years.

Results of Operations

The following discussion of our results of operations should be read together with the consolidated financial statements included in this Annual Report and the notes thereto. Our historical results of operations and the period-to-period comparisons of our results of operations that follow are not necessarily indicative of future results.

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018

	September 30,	September 30,	Increase
	2019	2018	(Decrease)
Revenue	$-	$-	$-
Operating Expenses
General and Administrative	3,974,919	4,565,522	(590,603)
Research and Development	2,396,838	2,884,245	(487,407)
Loss from Operations	(6,371,757)	(7,449,767)	(1,078,010)
Other Income (Expense)	1,824,175	2,635,735	(811,560)
Net Loss	$(4,547,582)	$(4,814,032)	$(266,450)

Revenue

We did not generate any revenue in either of the years ended September 30, 2019 or 2018.

General and Administrative Expense

General and administrative expenses during the fiscal year ended September 30, 2019 were $3,974,919 a decrease of $590,603 compared to $4,565,522 for the fiscal year ended September 30, 2018. The decrease in general and administrative expense is primarily attributable to a decrease in stock based compensation, and payroll costs partially offset by increased consulting and by defense of patent and patent prosecution costs. General and administrative expenses are generally expected to increase as a result of the establishment and execution of commercialization efforts, additional staffing, increased stock based compensation as well as increased costs associated with the Company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the fiscal year ended September 30, 2019 was $2,396,838, a decrease of $487,407 compared to $2,884,245 for the fiscal year ended September 30, 2018. The decrease in research and development expense is primarily attributable to a decrease in product and development costs, preparation of regulatory filings and compensation costs. Research and development expenses are expected to increase as a result of our plans for additional product development, clinical and regulatory programs.

Other Income/(Expense)

Other income during the year ended September 30, 2019 was $1,824,175, a decrease of $811,560 compared to total other income of $2,635,735 for the year ended September 30, 2018. The net decrease in other expense was the result of the change in the fair value of derivative liabilities.

Liquidity and Capital Resources

Working Capital

At September 30, 2019, we had total current assets of $2,889,681 (including cash of $2,180,329) and working capital of $2,175,870. Our working capital as of September 30, 2019 and September 30, 2018 is summarized as follows:

	September 30,	September 30,
	2019	2018
Total Current Assets	$2,889,681	$4,819,204
Total Current Liabilities	713,811	288,385
Working Capital	$2,175,870	$4,530,819

Total current assets as of September 30, 2019 were $2,889,681, a decrease of $1,929,523 compared to $4,819,204 as of September 30, 2018. The decrease in current assets is primarily attributable to general and administrative expenses and research and development expenses attributable to product development testing and preparation for regulatory filings, partially offset by the proceeds received from the 2019 Financing. Our total current assets as of September 30, 2019 and September 30, 2018 were comprised primarily of cash, inventory and prepaid expenses.

Total current liabilities as of September 30, 2019 were $713,811, an increase of $425,426 compared to $288,385 as of September 30, 2018. The increase is primarily due to the payment patent prosecution costs. Our total current liabilities as of September 30, 2019 and September 30, 2018 were comprised of accounts payable and accrued expenses.

Cash Flow

	September 30,	September 30,
	2019	2018
Cash Used in Operating Activities	$(5,268,302)	$(5,913,563)
Cash Used in Investing Activities	-	(15,415)
Cash Provided by Financing Activities	2,781,221	4,602,336
Net decrease in cash	$(2,487,081)	$(1,326,642)

Cash Used in Operating Activities

Cash used in operating activities decreased $645,261 during the year ended September 30, 2019 to $5,268,302, compared to $5,913,563 during the year ended September 30, 2018. The decrease was primarily due to decrease in general and administrative expenses primarily attributable to compensation costs and research and development expenses incurred in connection with activities to develop our primary product candidate.

Cash Used in Investing Activities

Cash used in investing activities decreased $15,415 to $0 during the year ended September 30, 2019, compared to $15,415 during the year ended September 30, 2018.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $1,821,115 to $2,781,221 during the year ended September 30, 2019, compared to $4,602,336 during the year ended September 30, 2018. For the year ended September 30, 2019, the cash provided by investing activities resulted from (i) net proceeds received of $2,748,821 from 2019 Financing to purchase 8,615,384 shares of our common stock and Series H Warrants to purchase 8,615,384 shares of Common Stock; and (ii) $32,400 in proceeds received from the exercise of stock options for 87,567 shares of our Common Stock.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of November 18, 2019, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2020. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we do not expect to generate revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “ RISK FACTORS ” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

We are in the development stage and have generated no operating revenues to date. We do not presently have, nor do we expect in the near future to have, revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2017 SPA and 2018 SPA restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the 2018 Financing collectively own less than 20% of the Series F Warrants and Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA. In addition, the October 2019 SPA contains certain restrictions on our ability to conduct subsequent sales of our equity securities. In particular, subject to certain customary exemptions, from October 16, 2019 until 90 days after the closing of the October 2019 Financing, neither the Company nor subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs. In addition, as described in greater detail under the Risk Factor entitled “The terms of the 2017 Financing, 2018 Financing and October 2019 Financing could impose additional challenges on our ability to raise funding in the future,” included in this Annual Report on Form 10-K, the 2017 SPA and the 2018 SPA imposes certain restrictions on our ability to issue equity or debt securities

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. While the Company anticipates that it will have enough cash on hand into the third quarter of fiscal 2020, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2019, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary should operations discontinue.

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

The Company accounts for employee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. We account for non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 505, Equity (“FASB ASC Topic 505”), which requires that companies recognize compensation expense based on the estimated fair value of options granted to non-employees over their vesting period, which is generally the period during which services are rendered by such non-employees. FASB ASC Topic 505 requires us to re-measure the fair value of stock options issued to non-employees at each reporting period during the vesting period or until services are complete.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises expenditures incurred in acquiring the inventories, the cost of conversion and other costs incurred in bringing them to their existing location and condition. The cost of raw materials, work-in-progress and finished goods and other products are determined on a First in First out (FiFo) basis. When determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of September 30, 2019, no reserve for obsolescence was considered necessary

Recent Accounting Guidance

Accounting Standards Update (ASU) 2018-07, “Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting” was issued by the FASB in June 2018. The purpose of this amendment is to address aspects of the accounting for nonemployee share-based payment transactions. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

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

ASU 2016-02, “Leases (Topic 842)” was issued by the FASB in February 2016. The purpose of this amendment is to recognize most operating leases by recording a right-to-use asset and corresponding lease liability. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2019, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Officer Since
Dr. Terrence W. Norchi	President, Chief Executive Officer and Chairman of the Board of Directors	54	April 2013
James R. Sulat	Director	69	August 2015
Punit Dhillon	Director	39	July 2018
Richard E. Davis	Chief Financial Officer	61	July 2014

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

James R. Sulat. Mr. Sulat joined our Board of Directors in August 2015. Mr. Sulat has served as a member of the Supervisory Board for Valneva SE, a European biotech companies focusing on vaccines, since 2005. In addition, Mr. Sulat has served as a member of the Board of Directors for AMAG Pharmaceuticals, Inc., a pharmaceutical company focused on the development and commercialization of specialty pharmaceutical products, since 2014. Previously, Mr. Sulat served as the Chief Executive Officer and Chief Financial Officer for Maxygen, Inc., from 2009 to 2013. Mr. Sulat also served as a member of the Board of Directors for Maxygen, Inc., from 2003 to 2013. Prior to that, Mr. Sulat served as the Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors for Memory Pharmaceuticals Corp., from 2005 to 2008. Mr. Sulat previously served in senior executive roles for R.R. Donnelley & Sons, Co., Chiron Corporation, Stanford Health Services, Inc., and Esprit de Corp, Inc. Mr. Sulat also previously served as a member of the Board of Directors for Momenta Pharmaceuticals, Inc., Tolero Pharmaceuticals, Inc., Diadexus, Inc., Codexis, Inc., Ariat International, Inc., General Surgical Innovations, Inc., and Vans, Inc. Mr. Sulat received a B.S. in Administrative Sciences from Yale University, and an M.B.A. and an M.S. in Health Services Administration from Stanford University.

Punit Dhillon. Mr. Dhillon joined our Board of Directors in July 2018. Mr. Dhillon brings over 15 years of global industry experience to Arch's Board with a wealth of knowledge and experience operationally in medical devices, advancing programs from scientific research through clinical development, regulatory approval, and into healthcare systems globally. Mr. Dhillon's business and management experience includes corporate finance, integration, intellectual property licensing, strategy implementation, mergers and acquisitions and collaborations with academic and other institutions. Strategic partnerships established by Mr. Dhillon include early and late stage deals with Merck and Pfizer. Mr. Dhillon co-founded OncoSec, a biotechnology company pioneering new technologies to stimulate the body's immune system to target and attack cancer. Mr. Dhillon is currently a member of the board of directors of OncoSec. Prior to that, Mr. Dhillon served as Vice President of Finance and Operations at Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation), a DNA vaccine development company, from September 2003 until March 2011. Mr. Dhillon is also currently a director for Emerald Health Sciences, Inc. and Audit Committee Chair of Emerald Health Therapeutics, Inc. (TSXV: EMH) and Nemus Bioscience, Inc. (OTCQB: NMUS). Mr. Dhillon was recognized as one of the "Top 100 CEOs" by PharmaVoice in 2013, as "Most Admired CEO" by The San Diego Business Journal in 2016, and as a finalist for Ernst & Young's Annual "Entrepreneur of the Year." Mr. Dhillon has a Bachelor of Arts with honors in Political Science and a minor in Business Administration from Simon Fraser University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders beneficially owning more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Executive officers, directors, and persons who beneficially own more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended September 30, 2019, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a).

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the fiscal years ended September 30, 2019 and September 30, 2018 for (i) our principal executive officer; (ii) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during our last completed fiscal year; and (iii) certain of our other executive officers, whose compensation is voluntarily provided.

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Bonus $	Stock Awards ($) (1)	Option Awards ($) (2)	All other Compensation ($)	Total ($)
Dr. Terrence W. Norchi	2019	429,250	-	-	-	-	429,250
President and Chief Executive Officer	2018	425,000	127,500	153,000	123,984	-	829,484

Richard E. Davis	2019	328,333	-	-	-	-	328,333
Chief Financial Officer	2018	325,000	81,250	116,875	94,710	-	617,835

(1)	Represents the aggregate grant date fair values of restricted stock awards granted during the fiscal year ended September 30, 2018.

(2)	Represents the aggregate grant date fair values of awards granted during the fiscal years ended September 30, 2018 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by our executive officers. For information on the valuation assumptions with respect to option grants made during the fiscal years ended September 30, 2019 and 2018, refer to Note 10 “Stock-Based Compensation” in our consolidated financial statements included in this filing.

Employment Agreements with Named Executive Officers

Terrence W. Norchi

On June 25, 2013, we entered into an executive employment agreement with Dr. Terrence W. Norchi, our President and Chief Executive Officer and a member of our Board of Directors, which became effective as of June 26, 2013. Dr. Norchi’s employment agreement continues until terminated by Dr. Norchi, or us and provided for an initial annual base salary of $275,000, and eligibility to receive an annual cash bonus in an amount up to 30% of Dr. Norchi’s then-current annual base salary. In addition, Dr. Norchi’s employment agreement provides that his annual base salary will be reviewed from time to time in accordance with the established procedures of the Company for adjusting salaries for similarly situated employees. Annual bonuses are awarded at the sole discretion of our Board of Directors. If Dr. Norchi’s employment is terminated by us (unless such termination is “For Cause” (as defined in his employment agreement)), or by Dr. Norchi for “Good Reason” (as defined in his employment agreement), then Dr. Norchi, upon signing a release in favor of the Company, will be entitled to severance in an amount equal to 12 months of Dr. Norchi’s then-current annual base salary, payable in the form of salary continuation, plus, if Dr. Norchi elects and subject to certain other conditions, payment of Dr. Norchi’s premiums to continue his group health coverage under COBRA until the earlier of (i) 12 months following the date of such termination; or (ii) the date Dr. Norchi becomes covered under another employer’s health plan. In addition, Dr. Norchi’s employment agreement provides that, in the event of a change of control of the Company, termination by Dr. Norchi for Good Reason, termination by the Company for any reason other than For Cause, or termination as a result of Dr. Norchi’s death, all unvested shares under outstanding equity grants to Dr. Norchi, if any, shall automatically accelerate and become fully vested. On March 13, 2014, Mr. Norchi’s employment agreement was amended to increase his annual base salary to $325,000, retroactively effective as of February 1, 2014, and increase his cash bonus eligibility from 30% of his annual base salary to 35% of his annual base salary. In connection with the Board of Directors’ annual review of Dr. Norchi’s base salary, Dr. Norchi’s annual base salary was increased to $425,000 effective July 1, 2017. In connection with the Board of Directors’ annual review of Dr. Norchi’s base salary, Dr. Norchi’s annual base salary was increased to $450,500 effective August 1, 2019.

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

Richard E. Davis

On July 7, 2014, we entered into an executive employment agreement with Mr. Davis, our Chief Financial Officer and Treasurer. The agreement continues until terminated by us or by Mr. Davis. Pursuant to the terms of the agreement, Mr. Davis is entitled to an initial annual base salary of $200,000 and is eligible to receive an annual cash bonus in an amount of up to 25% of Mr. Davis’ then-current annual base salary. Annual bonuses are awarded at the sole discretion of our Board of Directors. In addition, Mr. Davis’ employment agreement provides that his annual base salary will be reviewed by the Board of Directors (or any committee thereof), with such input as it may request from the Company’s Chief Executive Officer, from time to time but at least on an annual basis, in accordance with the established procedures of the Company for adjusting salaries for similarly situated employees. If Mr. Davis’ employment is terminated by us at any time after August 7, 2014 (unless such termination is “For Cause” (as defined in his employment agreement)), or by Mr. Davis for “Good Reason” (as defined in his employment agreement), then Mr. Davis, upon signing a release in favor of the Company, would be entitled to severance in an amount equal to six months of Mr. Davis’ then-current annual base salary, payable in the form of salary continuation, plus, if Mr. Davis elects and subject to certain other conditions, payment of Mr. Davis’ premiums to continue his group health coverage under COBRA until the earlier of (i) 12 months following the date of such termination; or (ii) the date Mr. Davis becomes covered under another employer’s health plan. In addition, Mr. Davis’ employment agreement provides that, in the event of a change of control of the Company or his employment is terminated by the Company for any reason other than For Cause, all unvested shares under outstanding equity grants to Mr. Davis, if any, shall automatically accelerate and become fully vested. On July 27, 2015, Mr. Davis’s employment agreement was amended to increase his annual base salary by $50,000 to $250,000, retroactively effective as of July 1, 2015. In connection with the Board of Directors’ annual review of Mr. Davis’ base salary, Mr. Davis’ annual base salary was increased to $325,000 effective July 1, 2017. In connection with the Board of Directors’ annual review of Mr. Davis’ base salary, Mr. Davis’ annual base salary was increased to $345,000 effective August 1, 2019.

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

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the aggregate number of option and stock awards held by our named executive officers at September 30, 2019:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Dr. Terrence W. Norchi	500,000	-	(1)	0.35	03/22/2024
	400,000	-	(2)	0.19	01/21/2025
	355,000	-	(3)	0.28	08/17/2025
	1,250,000	-	(4)	0.39	05/02/2026
	582,301	67,699	(5)	0.65	02/02/2027
	195,000	165,000	(6)	0.425	07/18/2028
						360,000	(7)	151,200

Richard E. Davis	500,000	-	(8)	0.22	07/06/2024
	500,000	-	(9)	0.19	01/21/2025
	175,000	-	(10)	0.28	08/17/2025
	150,000	-	(11)	0.39	05/02/2026
	447,927	52,073	(12)	0.65	02/02/2027
	148,958	126,042	(13)	0.425	07/18/2028
						275,000	(14)	115,500

(1)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of March 23, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing April 23, 2015.

(2)	Represents an option to purchase 400,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2016.

(3)	Represents an option to purchase 355,000 shares of Common Stock with a grant date of August 1, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(4)	Represents an option to purchase 1,250,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(5)	Represents an option to purchase 650,000 shares of Common Stock granted on February 3, 2017. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant

(6)	Represents an option to purchase 360,000 shares of Common Stock with a grant date of July 19, 2018. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing August 19, 2018.

(7)	Represents a stock award to receive 360,000 shares of Common Stock granted on July 19, 2018. 100% of the stock award becomes vested on July 19, 2020.

(8)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of July 7, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.

(9)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2015.

(10)	Represents an option to purchase 175,000 shares of Common Stock with a grant date of August 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(11)	Represents an option to purchase 150,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(12)	Represents an option to purchase 500,000 shares of Common Stock granted on February 3, 2017. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(13)	Represents an option to purchase 275,000 shares of Common Stock granted on July 19, 2018. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(14)	Represents a stock award to receive 275,000 shares of Common Stock granted on July 19, 2018. 100% of the stock award becomes vested on July 19, 2020.

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

The following table summarizes all compensation paid to our non-employee directors during the fiscal year ended September 30, 2019:

Director Compensation Table

	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	All other Compensation ($)	Total ($)
James R. Sulat (1)	50,000	-	-	-	50,000

Punit Dhillon (2)	50,000	-	-	-	50,000

(1)	Mr. Sulat was appointed as a member of the Board on August 19, 2015. The aggregate number of shares of Common Stock underlying option awards and stock awards outstanding as of September 30, 2019 held by Mr. Sulat was 640,000 and 340,000, respectively. [NOTE: Excludes 30,000 shares issued upon exercise of option granted 06.18.13]

(2)	Mr. Dhillon was appointed as a member of the Board on July 19, 2018. The aggregate number of shares of Common Stock underlying option awards outstanding as of September 30, 2019 held by Mr. Dhillon was 200,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2013, our Board of Directors and the holders of a majority of our standing common stock approved and adopted the Arch Therapeutics, Inc. 2013 Stock Incentive Plan (the “Plan”). The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. As of September 30, 2019, the Plan has reserved 25,114,256 shares of our common stock for issuance thereunder in awards granted to employees, directors and/or consultants. The Plan provides that on the first business day of each fiscal year commencing with fiscal year 2013, the number of shares of our common stock reserved for issuance under the Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (i) 3,000,000 shares, (ii) 4% of the number of shares outstanding on the last day of our immediately preceding fiscal year, or (iii) such lesser number of shares as determined by the administrator of the Plan, which is currently our Board of Directors. As a result of that provision, as of October 1, 2019, the number of shares reserved for issuance under the Plan increased by 3,000,000 to 28,114,256. The following table provides information as of September 30, 2019 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,807,911	$0.40	4,190,443
Equity compensation plans not approved by security holders	—	—	—
Total	15,807,911	$0.40	4,190,443

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Arch Therapeutics, Inc., 235 Walnut St., Suite #6, Framingham, Massachusetts 01702. The information set forth in the table below is based on 187,862,947 shares of our Common Stock outstanding on November 18 2019. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of November 18, 2019 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. The following table is presented after taking into account the ownership limitations to which certain holders of our Series D Warrants and Series E Warrants, and all the holders of our Series F Warrants, Series G Warrants, Series H Warrants, Series I Warrants and Placement Agent Warrants are subject to (the “Ownership Limitation”). In general, the Ownership Limitation prevents holders from exercising the warrant to the extent such exercise would result in the holder owning more shares than the Ownership Limitation, which is initial set below 5%, and such Ownership Limitation may be waived at the holder’s discretion, provided that such waiver will not become effective until the 61st day after delivery of such waiver notice.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5%+ Stockholders:

Twelve Pins Partners (2)	10,000,000	5.32%

Ana B. Parker (3)	14,244,291	7.58%

Directors and Executive Officers

Terrence Norchi (4)	16,918,034	8.85%

James R. Sulat (5)	2,645,143	1.4%

Punit Dhillon (6)	200,000	-%

Richard E. Davis (7)	2,858,729	1.51%

Current Directors and Named Executive Officers as a Group (4 persons)	22,621,907	11.62%

Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of November 18, 2019, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

(1)	Except as otherwise indicated, we believe that each of the beneficial owners of the Common Stock listed previously, based on information furnished by such owners, has sole investment and voting power with respect to the shares listed as beneficially owned by such owner, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Dr. Norchi is the sole member of Twelve Pins Partners, LLC and has sole voting and investment control with respect to the shares it holds. Dr. Norchi disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(3)	Represents (i) 7,863,400 shares of Common Stock owned individually by Ana Parker; (ii) 1,380,891 shares of Common Stock owned individually by Michael A. Parker, Ana Parker’s spouse; and (iii) 5,000,000 shares of Common Stock owned through Tungsten III LLC, of which Michael Parker is the sole manager. Excludes 4,500,000 shares of Common Stock that may be acquired upon the exercise of Series D Warrants (which expire on June 30, 2020), any of the 1,583,334 shares of Common Stock that may be acquired upon the exercise of Series E Warrants (which expire May 26, 2021), any of the 600,000 shares of Common Stock that may be acquired upon the exercise of Series G Warrants (which expire July 7, 2023), any of the 1,230,769 shares of Common Stock that may be acquired upon the exercise of Series H Warrants (which expire May 14, 2024 ) or any of the 3,428,571 shares of Common Stock that may be acquired upon the exercise of Series I Warrants (which expire October 18, 2024), since such warrants cannot be exercised until such time as the holder would not beneficially own, after such exercise, more than 4.9% of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case such waiver will become effective sixty-one (61) days after the holder's delivery of such waiver notice. As of November 18, 2019, Ms. Parker has not waived such limitation.

(4)	Represents (a) 10,000,000 shares of our Common Stock held by Twelve Pins Partners, LLC, with respect to which Dr. Norchi holds sole voting and investment control; (b) 1,419,076 shares issued to Dr. Norchi upon the closing of the Merger in exchange for the cancellation of shares of Common Stock and convertible notes of ABS owned by him immediately prior to the closing of the Merger; (c) 1,130,000 shares of restricted stock granted to Dr. Norchi on May 3, 2016; (d) 650,000 shares of restricted stock granted to Dr. Norchi on February 3, 2017;(e) 360,000 shares of restricted stock granted to Dr. Norchi on July 19, 2018; and (f) 3,358,958 shares subject to options exercisable within 60 days after November 18, 2019. Dr. Norchi disclaims beneficial ownership of the securities held by Twelve Pins Partners, LLC except to the extent of his pecuniary interest therein.

(5)	Represents (a) 370,000 shares of our Common Stock directly held by Mr. Sulat; (b) 922,267 shares of our Common Stock held by the Keyes Sulat Revocable Trust; (c) 41,666 shares of our Common Stock held by the Brenna Keyes Sulat Irrevocable Trust; (d) 41,666 shares of our Common Stock held by the Nathaniel Keyes Sulat Irrevocable Trust; (e) a Series D Warrant exercisable for 454,546 shares of our Common Stock, a Series E Warrant exercisable for 83,333 shares of our Common Stock and a Series F Warrant exercisable for 45,833 shares of our Common stock, in each case held by Keyes Sulat Revocable Trust; (f) a Series F Warrant exercisable for 22,916 shares of our Common stock held by the Brenna Keyes Sulat Irrevocable Trust; (g) a Series F Warrant exercisable for 22,916 shares of our Common stock held by the Nathaniel Keyes Sulat Irrevocable Trust; and (h) 640,000 shares subject to options exercisable within 60 days after November 18, 2019. Mr. Sulat disclaims beneficial ownership of the securities held by Keyes Sulat Revocable Trust, Brenna Keyes Sulat Irrevocable Trust and Nathaniel Keyes Sulat Irrevocable Trust except, in each case, to the extent of his pecuniary interest therein.

(6)	Represents 200,000 shares of our Common Stock subject to options exercisable within 60 days after November 18, 2019.

(7)	Represents (a) 103,000 of our restricted Common Stock granted to Mr. Davis on May 3, 2016; (b) 500,000 shares our restricted Common Stock granted to Mr. Davis on February 3, 2017; (c) 275,000 shares our restricted Common Stock granted to Mr. Davis on July 19, 2018; and (d) 1,980,729 shares of our Common Stock subject to options exercisable within 60 days after November 18, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During fiscal years 2019 and 2018, other than with respect to matters relating to the Company’s compensation arrangements with its executive officers, there were no transactions between the Company or any of its subsidiaries and any “Related Person” (as that term is defined in Item 404 of Regulation S-K) that would be required to be reported pursuant to Item 404 of Regulation S-K other than the following:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended September 30, 2019 and 2018 and all other fees paid by us for services rendered by Moody, Famiglietti & Andronico LLP, our current principal accountant, during the fiscal years ended September 30, 2019 and 2018:

	2019	2018
Audit Fees	$110,350	$129,680
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$110,350	$129,680

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

Tax Fees. Tax fees consist principally of assistance related to tax compliance, tax advice, and tax planning. For the fiscal years ended September 30, 2019 and 2018 there were no tax fees paid to our principal accountant.

All Other Fees. These fees would consist of all fees paid to our principal accountant that are not reflected as audit, audit-related or tax fees such as fees incurred in connection with reviewing our registration statements and prospectus supplements.

Pre-Approval Policy

As our Board of Directors has not established a separate standing audit committee, all engagements of our independent registered public accounting firm for 2019 and 2018 were pre-approved by the full Board of Directors.

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

(b).	Exhibits. The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger dated May 10, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc.		8-K	2.1	333-178883	5/13/2013

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc..		10-Q	10.11	000-54986	8/14/2013

3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-K	3.1	000-54986	12/12/2014

3.2	Amended and Restated Bylaws of Arch Therapeutics, Inc.		8-K	3.1	333-178883	6/24/2013

10.1#	Termination Agreement and Release dated June 25, 2013, between ABS and Terrence W. Norchi		8-K	10.7	333-178883	6/26/2013

10.2#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi		8-K	10.8	333-178883	6/26/2013

10.3#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and Terrence W. Norchi Stock		8-K	10.1	000-54986	3/27/2014

10.4#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Alan T. Barber		8-K	10.9	333-178883	6/26/2013

10.5#	Executive Employment Agreement, effective July 8, 2013, by and between Arch Therapeutics, Inc. and William M. Cotter		8-K	10.1	000-54986	7/8/2013

10.6#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and William M. Cotter		8-K	10.2	000-54986	3/27/2014

10.7#	Separation Agreement dated June 15, 2015 by and between Arch Therapeutics, Inc. and William M. Cotter		10-Q	10.3	000-54986	8/7/2015

10.8#	Executive Employment Agreement, effective July 7, 2014, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/7/2014

10.9#	First Amendment to Executive Employment Agreement, dated July 27, 2015, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/31/2015

10.10#	Consulting Agreement dated October 15, 2015 by and between Arch Therapeutics, Inc. and Dr. Arthur Rosenthal		S-1/A	10.40	333-206873	10/16/2015

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.11#	Arch Therapeutics, Inc. 2013 Stock Incentive Plan		8-K	10.1	333-178883	6/24/2013

10.12#	Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.13	000-54986	8/14/2013

10.13#	Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.14	000-54986	8/14/2013

10.14#	Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.15	000-54986	8/14/2013

10.15#	Form of Restricted Stock Award Agreement		8-K	10.2	000-54986	5/6/2016

10.16	Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.1	333-178883	4/25/2013

10.17	Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.2	333-178883	4/25/2013

10.18	Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. Dated April 19, 2013		8-K	10.3	333-178883	4/25/2013

10.19	Form of Securities Purchase Agreement		8-K	10.4	333-178883	4/25/2013

10.20	Form of Warrant		8-K	10.5	333-178883	4/25/2013

10.21	Amended and Restated Exclusive Patent License Agreement dated May 23, 2011 between ABS and the Massachusetts Institute of Technology, as amended by the First Amendment to Amended and Restated Exclusive Patent License Agreement dated May 15, 2012 between ABS and the Massachusetts Institute of Technology, and further amended by the Second Amendment to Amended and Restated Exclusive Patent License Agreement dated February 1, 2013 between ABS and the Massachusetts Institute of Technology, as further amended by the Third Amendment to Amended and Restated Exclusive Patent License Agreement dated April 30, 2013 between ABS and the Massachusetts Institute of Technology, and as further amended by the Letter Agreement dated June 10, 2013 between ABS and the Massachusetts Institute of Technology		8-K	10.6	333-178883	6/26/2013

10.22	Life Sciences Accelerator Funding Agreement dated September 30, 2013 between Arch Therapeutics, Inc. and the Massachusetts Life Sciences Center		8-K	10.1	000-54986	10/4/2013

10.23	Form of Warrant to Purchase Shares of Common Stock dated September 30, 2013 issued by Arch Therapeutics, Inc. to the Massachusetts Life Sciences Center ((included as Exhibit B in Exhibit 10.22)		8-K	10.2	000-54986	10/4/2013

10.24	Form of MLSC Subordination Agreement		8-K	10.1	000-54986	9/9/2015

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.25	Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement dated September 28, 2016 by and between Arch Therapeutics, Inc. and Massachusetts Life Sciences Center		8-K	10.1	000-54986	9/29/2016

10.26	Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.1	000-54986	1/31/2014

10.27	Form of Series A Warrant to Purchase Common Stock		8-K	4.1	000-54986	1/31/2014

10.28	Form of Series B Warrant to Purchase Common Stock		8-K	4.2	000-54986	1/31/2014

10.29	Form of Series C Warrant to Purchase Common Stock		8-K	4.3	000-54986	1/31/2014

10.30	Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock		8-K	10.1	000-54986	12/2/2014

10.31	Amendment to Series C Warrants to Purchase Common Stock		8-K	10.3	000-54986	3/13/2015

10.32	Amendment to Series C Warrants to Purchase Common Stock dated May 30, 2015		8-K	10.1	000-54986	6/1/2015

10.33	Amendment to Series A and Series C Warrants to Purchase Common Stock dated June 22, 2015		8-K	10.1	000-54986	6/23/2015

10.34	Form of Registration Rights Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.2	000-54986	1/31/2014

10.35	Form of Subscription Agreement		8-K	10.1	000-54986	3/13/2015

10.36	Form of 8% Convertible Note		8-K	10.2	000-54986	3/13/2015

10.37†	Project Agreement by and between Arch Therapeutics, Inc. and the National University of Ireland Galway dated May 28, 2015		10-Q	10.1	000-54986	8/7/2015

10.38	Form of Subscription Agreement		8-K	10.1	000-54986	7/6/2015

10.39	Form of Series D Warrants		8-K	10.2	000-54986	7/6/2015

10.40	Registration Rights Agreement dated June 30, 2015, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	7/6/2015

10.41	Form of Subscription Agreement		8-K	10.1	000-54986	6/2/2016

10.42	Form of Series E Warrants		8-K	10.2	000-54986	6/2/2016

10.43	Registration Rights Agreement dated May 26, 2016, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	6/2/2016

10.44	Securities Purchase Agreement		8-K	10.1	000-54986	02/21/2017

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
10.45	Form of Series F Warrants		8-K	10.2	000-54986	02/21/2017

10.46	Securities Purchase Agreement		8-K	10.1	000-54986	06/29/2018

10.47	Form of Series G Warrants		8-K	10.2	000-54986	06/29/2018

10.48#	Advisory Agreement, effective July 19, 2018, by and between Arch Therapeutics, Inc. and Dr. Avtar Dhillon		8-K	10.1	000-54986	07/20/2018

10.49#	Offer Letter to Join the Board of Directors of Arch Therapeutics, Inc. dated July 19, 2018, by and between Arch Therapeutics, Inc. and Punit Dhillon		8-K	10.4	000-54986	07/20/2018

10.50	Securities Purchase Agreement		8-K	10.1	000-54986	05/13/2019

10.51	Form of Series H Warrants		8-K	10.2	000-54986	05/13/2019

10.52	Form of Securities Purchase Agreement		8-K	10.1	000-54986	10/18/2019

10.53	Form of Series I Warrants		8-K	10.2	000-54986	10/18/2019

10.54	Engagement Agreement		8-K	10.3	000-54986	10/18/2019

10.55	Form of Placement Agent Warrant		8-K	10.4	000-54986	10/18/2019

21.1	List of Subsidiaries		8-K	21.1	333-178883	6/26/2013

23.1	Consent of Independent Registered Public Accounting Firm	X

Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

24.1	Power of Attorney (included on the signature page hereto)	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

† Confidential treatment has been granted as to certain portions of these Exhibits

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi, MD
Date: November 19, 2019		Terrence W. Norchi, MD
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

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director	November 19, 2019
/s/ Terrence W. Norchi, MD	(Principal Executive Officer)
Terrence W. Norchi, MD

	Chief Financial Officer	November 19, 2019
/s/ Richard E. Davis	(Principal Financial and Accounting Officer)
Richard E. Davis

/s/ James R. Sulat	Director	November 19, 2019
James R. Sulat

/s/ Punit Dhillon	Director	November 19, 2019
Punit Dhillon

ARCH THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Arch Therapeutics, Inc.

Framingham, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arch Therapeutics, Inc. and Subsidiary (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, changes stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Tewksbury, Massachusetts

November 19, 2019

Arch Therapeutics, Inc. and Subsidiary
Consolidated Balance Sheets
As of September 30, 2019 and 2018

	September 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$2,180,329	$4,667,410
Inventory	346,647	-
Prepaid expenses and other current assets	362,705	151,794
Total current assets	2,889,681	4,819,204

Long-term assets:
Property and equipment, net	9,023	17,261
Other assets	3,500	3,500
Total long-term assets	12,523	20,761

Total assets	$2,902,204	$4,839,965

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$533,555	$160,946
Accrued expenses and other liabilities	180,256	127,439
Total current liabilities	713,811	288,385

Long-term liabilities:
Long-term derivative liability	2,995,690	3,191,752
Total long-term liabilities	2,995,690	3,191,752

Total liabilities	3,709,501	3,480,137

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit) :
Common stock, $0.001 par value, 300,000,000 shares authorized, 173,577,233 and 164,397,013 shares issued and outstanding as of September 30, 2019 and September 30, 2018, respectively	172,612	159,815
Additional paid-in capital	37,885,151	35,517,491
Accumulated deficit	(38,865,060)	(34,317,478)
Total stockholders’ equity (deficit)	(807,297)	1,359,828

Total liabilities and stockholders’ equity (deficit)	$2,902,204	$4,839,965

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended September 30, 2019 and 2018

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018
Revenues	$-	$-

Operating expenses:
General and administrative expenses	3,974,919	4,565,522
Research and development expenses	2,396,838	2,884,245
Total operating expenses	6,371,757	7,449,767

Operating loss	(6,371,757)	(7,449,767)

Other income
Decrease to fair value of derivative	1,824,175	2,635,735
Total other income	1,824,175	2,635,735

Net loss	$(4,547,582)	$(4,814,032)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.03)	$(0.03)
Weighted common shares - basic and diluted	166,339,862	152,712,714

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended Septermber 30. 2019 and 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2017	149,942,857	$149,943	$31,580,022	$(29,503,446)	$2,226,519

Net loss	-	-	-	(4,814,032)	(4,814,032)

Shares issued for the exercise of warrants	242,273	242	63,146	-	63,388

Shares issued for the exercise of stock options - cashless	116,883	117	(117)	-	-

Shares issued for the exercise of stock options	210,000	210	77,490		77,700

Issuance of restricted stock	233,000	233	(233)	-	-

Issuance of stock in private placement funding	9,070,000	9,070	2,054,724		2,063,794

Stock based compensation expense	-	-	1,742,459	-	1,742,459

Balance at September 30, 2018	159,815,013	$159,815	$35,517,491	$(34,317,478)	$1,359,828

Net loss	-	-	-	(4,547,582)	(4,547,582)

Issuance of common stock and warrants, net of financing costs	8,615,384	8,615	1,112,093	-	1,120,708

Issuance of restricted stock	3,517,000	3,517	(3,517)	-	-

Shares issued for the exercise of stock options	87,567	88	32,312	-	32,400

Shares issued for the exercise of stock options - cashless	477,269	477	(477)	-	-

Issuance of restricted stock for services	100,000	100	42,900	-	43,000

Stock based compensation expense	-	-	1,184,349	-	1,184,349

Balance at September 30, 2019	172,612,233	$172,612	$37,885,151	$(38,865,060)	$(807,297)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2019 and 2018

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018
Cash flows from operating activities:
Net loss	$(4,547,582)	$(4,814,032)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	8,238	5,342
Stock-based compensation	1,184,349	1,742,459
Non-employee stock-based compensation for services	43,000	-
Decrease to fair value of derivative	(1,824,175)	(2,635,735)

Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(346,647)	-
Prepaid expenses and other current assets	(210,911)	(66,451)
Increase (decrease) in:
Accounts payable	372,609	(103,930)
Accrued expenses and other liabilities	52,817	(41,216)
Net cash used in operating activities	(5,268,302)	(5,913,563)

Cash flows from investing activities:
Purchases of property and equipment	-	(15,415)
Net cash used in investing activities	-	(15,415)

Cash flows from financing activities:
Proceeds from issued common stock and warrants, net of financing costs	2,748,821	4,461,248
Proceeds from exercise of warrants	-	63,388
Proceeds from exercise of stock options	32,400	77,700
Net cash provided by financing activities	2,781,221	4,602,336

Net decrease in cash	(2,487,081)	(1,326,642)

Cash, beginning of year	4,667,410	5,994,052

Cash, end of year	$2,180,329	$4,667,410

Non-cash financing activities:
Warrant derivative liability	$1,628,113	$2,397,454
Exercise of stock options - cashless	$477	$117
Issuance of restricted stock	$3,517	$233
Issuance of restricted stock for services	$43,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

ASU 2016-02, “Leases (Topic 842)” was issued by the FASB in February 2016. The purpose of this amendment is to recognize most operating leases by recording a right-to-use asset and corresponding lease liability. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2019 and September 30, 2018.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises expenditures incurred in acquiring the inventories, the cost of conversion and other costs incurred in bringing them to their existing location and condition. The cost of raw materials, work-in-progress and finished goods and other products are determined on a First in First out (FiFo) basis. When determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of September 30, 2019, no reserve for obsolescence was considered necessary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment .. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended September 30, 2019 and 2018 there has not been any impairment of long-lived assets.

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

At September 30, 2019 and September 30, 2018, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from October 1, 2019 and ending on November 18, 2019 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 15.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of September 30, 2019, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively. In addition, the October 2019 SPA contains certain restrictions on our ability to conduct subsequent sales of our equity securities. In particular, subject to certain customary exemptions, from October 16, 2019 until 90 days after the closing of the October 2019 Financing, neither the Company nor is subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At September 30, 2019 and September 30, 2018, property and equipment consisted of:

	Estimated Useful Life	September 30, 2019	September 30, 2018

Furniture and fixtures	5 years	$9,357	$9,357

Leasehold improvements	Life of Lease	$8,983	$8,983

Computer equipment	3 years	$8,686	$8,686

Lab equipment	5 years	$1,000	$1,000

		28,026	28,026

Less – accumulated depreciation		19,003	10,765

Property and equipment, net		$9,023	$17,261

For the years ended September 30, 2019 and 2018 depreciation expense recorded was $8,238 and $5,342, respectively.

4.	INCOME TAXES

The principal components of the Company's net deferred tax assets consisted of the following at September 30:

	2019	2018
Net operating loss carryforwards	$7,291,333	$5,848,080
Capitalized expenditures	1,717,025	1,486,679
Research and experimentation credit carryforwards	898,610	802,765
Stock based compensation	2,139,119	2,074,247
Property and Equipment	2,234	1,235
Accrued expenses	13,660	13,660
Deferred rent	492	328
Gross deferred tax assets	12,062,473	10,226,994
Deferred tax asset valuation allowance	(12,062,473)	(10,226,994)

Net deferred tax assets	$-	$-

As of September 30, 2019 and 2018, the Company had federal net operating loss carryforwards of approximately $26,890,000 and $21,770,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2026. As of September 30, 2019 and 2018, the Company had federal research and experimentation credit carryforwards of $661,532 and $616,217, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029.

As of September 30, 2019 and 2018, the Company had state net operating loss carryforwards of approximately $26,560,000 and $20,730,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2030. As of September 30, 2019 and 2018, the Company had state research and experimentation credit carryforwards of $305,000 and $236,000, respectively, which may be able to offset future income tax liabilities and which would begin to expire in 2023.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of September 30, 2019 and 2018 did not satisfy the realization criteria set forth in FASB ASC Topic 740, Income Taxes, and therefore has recorded a valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2019 by approximately $1,835,000 and decreased in 2018 by approximately $1,440,000. The Company’s effective income tax rate differed from the federal statutory rate due to state taxes and the Company’s full valuation allowance, the latter of which reduced the Company’s effective federal income tax rate to zero.

The Company experienced an ownership change as a result of the Merger described in Note 1, causing a limitation on the annual use of the net operating loss carryforwards, which are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions.

As of September 30, 2019, the Company is open to examination in the U.S. federal and certain state jurisdictions for tax years ended September 30, 2019, 2018, 2017 and 2016. In addition, any loss years remain open to the extent that losses are available for carryover to future years. Therefore, the tax years ended 2010 through 2018 remain open for examination by the IRS.

5.	INVENTORIES

Inventories consist of the following:

September 30, 2019
Goods-in-process	$328,500
Raw Material	18,147
Total	$346,647

As of September 30, 2019, no reserve for obsolescence was considered necessary.

6.	2015 PRIVATE PLACEMENT FINANCING

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

During the year ended September 30, 2019, no Series D Warrants had been exercised. During the year ended September 30, 2018, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 227,273 shares of the Company’s Common Stock resulting in gross proceeds to the Company of $56,818. As of September 30, 2019, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

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

During the year ended September 30, 2019, no Series E Warrants had been exercised. During the year ended September 30, 2018, Series E Warrants had been exercised on a cash basis for an aggregate issuance of 15,000 shares of the Company’s Common stock resulting in gross proceeds to the Company of $6,570. As of September 30, 2019, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

As of September 30, 2019 and 2018, no Series F Warrants have been exercised. As of September 30, 2019, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

Common Stock

At February 24, 2017, the Closing Date of the 2017 Financing, the Company issued 10,166,664 shares of Common Stock.

Derivative Liabilities

The Company accounted for the Series F Warrants relating to the aforementioned 2017 Financing in accordance with ASC 815-10, Derivatives and Hedging . Since the Company may be required to purchase its Series F Warrants for an amount of cash equal to $0.18 for each share of Common Stock the underlying Series F Warrants are not classified within stockholders’ equity (deficit), they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the Closing Date, the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities was less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid-in capital. During the fiscal years ended September 30, 2019 and 2018, $274,404 and $2,156,629 was recorded to decrease the fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2019	September 30, 2018
Beginning balance at beginning of year	$1,274,404	$3,430,033

Issuances	-	-

Adjustments to estimated fair value	(274,404)	(2,155,629)

Ending balance at end of year	$1,000,000	$1,274,404

The derivative liabilities were valued as of, September 30, 2019 and September 30, 2018 using the Black Scholes Model with the following assumptions:

	September 30, 2019	September 30, 2018
Closing price per share of common stock	$0.24	$0.42
Exercise price per share	$0.75	$0.75
Expected volatility	78.15%	98.43%
Risk-free interest rate	1.60%	2.88%
Dividend yield	-	-
Remaining expected term of underlying securities (years)	2.37	3.38

9.	2018 REGISTERED DIRECT OFFERING

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

The 2018 SPA contains certain restrictions in the Company’s ability to conduct subsequent sales of its equity securities. In particular, subject to certain customary exemptions, from June 28, 2018 until 90 days after July 2, 2018 (i.e., September 30, 2019), neither the Company nor any subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock. Similarly, until such time the three lead investors collectively own less than 20% of the Series G Warrants purchased by them pursuant to the 2018 SPA, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility. The gross proceeds to Arch from the 2018 Financing, which were received as of June 29, 2018, were approximately $4.5 million before deducting financing costs of approximately $74,000.

The number of shares of the Company’s Common Stock into which each of the Series G Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series G Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series G Warrant for an amount of cash equal to $0.11 for each share of Common Stock underlying the Series G Warrant. As of September 30, 2019, no Series G Warrants have been exercised. As of September 30, 2019, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

Common Stock

On June 30, 2018 the shares were recorded as subscribed but not issued. On July 2, 2018, the Closing Date of the 2018 Financing, the Company issued 9,070,000 shares of Common Stock.

Derivative Liabilities

The Company accounted for the Series G Warrants relating to the aforementioned 2018 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series G Warrants for an amount of cash equal to $0.11 for each share of Common Stock and the underlying Series G Warrants are not classified within stockholders’ equity (deficit), they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the Closing Date, the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,461,248, the remaining proceeds of $2,063,794 were allocated to the Common Stock Subscribed but Unissued and additional paid-in capital. On July 2, 2018 the Common Stock subscribed but Unissued was recorded as Common Stock. During the fiscal years ending September 30, 2019 and 2018, $1,169,073 and $480,106, respectively was recorded to decrease the fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2019	September 30, 2018
Beginning balance at beginning of year	$1,917,348	$-

Issuances	-	2,397,454

Adjustments to estimated fair value	(1,169,073)	(480,106)

Ending balance at end of year	$748,275	$1,917,348

The derivative liabilities were valued as of September 30, 2019, September 30, 2018 and June 30, 2018 using the Black Scholes Model with the following assumptions:

	September 30, 2019	September 30, 2018	June 30, 2018
Closing price per share of common stock	$0.24	$0.42	$0.48
Exercise price per share	$0.70	$0.70	$0.70
Expected volatility	78.72%	100.18%	105.94%
Risk-free interest rate	1.56%	2.94%	2.73%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	3.73	4.74	5.00

10.	2019 REGISTERED DIRECT OFFERING

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

The gross proceeds to Arch from the 2019 Financing, which were received as of May 13, 2019, were approximately $2.8 million before deducting financing costs of approximately $51,200. The number of shares of the Company’s Common Stock into which each of the Series H Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series H Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series H Warrant for an amount of cash equal to $0.0533 for each share of Common Stock underlying the Series H Warrant.

As of September 30, 2019, no Series H Warrants have been exercised. As of September 30, 2019, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

Common Stock

At May 14, 2019 the Closing Date of the 2019 Financing, the Company issued 8,615,384 shares of Common Stock.

Derivative Liabilities

The Company accounted for the Series H Warrants relating to the aforementioned 2019 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series H Warrants for an amount of cash equal to $0.0533 for each share of Common Stock and the underlying Series H Warrants are not classified within stockholders’ equity (deficit), they are recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the Closing Date, the derivative liabilities were recorded at fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2019 Financing of $2,748,821, the remaining proceeds of $1,120,708 were allocated to the Common Stock and additional-paid-in-capital. During the fiscal year ended September 30, 2019, $380,698 was recorded to decrease the fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2019
Beginning balance at beginning of year	$-

Issuances	1,628,113

Adjustments to estimated fair value	(380,698)

Ending balance at end of year	$1,247,415

The derivative liabilities were valued as of September 30, 2019 and May 14, 2019 using the Black Scholes Model with the following assumptions:

	September 30, 2019	May 14, 2019
Closing price per share of common stock	$0.24	$0.283
Exercise price per share	$0.40	$0.40
Expected volatility	92.11%	93.44%
Risk-free interest rate	1.55%	2.20%
Dividend yield	-	-
Remaining expected term of underlying securities (years)	4.61	5.00

11.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2019, a maximum number of 25,114,256 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2019, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 28,114,256 shares.

As of September 30, 2019, a total of 16,494,212 options had been issued to employees and directors and 7,027,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the fiscal year ended September 30, 2019, the Company granted 925,000 options to employees and directors and 1,000,000 options to consultants to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the fiscal year ended September 30, 2019 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the fiscal year ended September 30, 2019; expected volatility, 83.27% - 119.44%, risk-free interest rate, 1.47% - 3.23%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 6.25 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Common Stock Options

Stock compensation activity under the 2013 Plan for the year ended September 30, 2019 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2018	15,684,210	$0.40	3.89	$1,142,521
Awarded	1,925,000	$0.38	-	-
Exercised	(1,525,000)	$0.37	-	-
Forfeited/Cancelled	(276,299)	$0.41	-	-
Outstanding at September 30, 2019	15,807,911	$0.40	3.14	$142,810
Vested	13,795,584	$0.39	3.49	$142,810
Vested and expected to vest at September 30, 2019	15,807,911	$0.40	3.14	$142,810

As of September 30, 2019, 4,190,443 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the years ended September 30, 2019 and 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $830,000 and $913,000, respectively. Of this amount during the years ended September 30, 2019 and 2018, $347,000 and $349,000, respectively, was recorded to research and development expenses, and $483,000 and $564,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the year ended September 30, 2019, 87,567 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash resulting in proceeds to the Company of $32,400. During the year ended September 30, 2018, 210,000 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash resulting in proceeds to the Company of $77,700 During the year ended September 30, 2019, 1,437,433 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 477,269 shares of the Company’s Common Stock. During the year ended September 30, 2018, 225,000 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 116,883 shares of the Company’s Common Stock.

As of September 30, 2019, there is approximately $331,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.52 years.

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

Restricted stock activity in shares under the 2013 Plan for the year ended September 30, 2019 and 2018 follows:

	September 30, 2019	September 30, 2018
Non Vested at beginning of year	2,815,000	1,750,000
Awarded	-	1,065,000
Vested	(1,850,000)	-
Forfeited	-	-
Non Vested at end of year	965,000	2,815,000

The weighted average restricted stock award date fair value information for the year ended September 30, 2019 and 2018 follows:

	September 30, 2019	September 30, 2018
Non Vested at beginning of year	$0.57	$0.65
Awarded	-	0.43
Vested	0.64	-
Forfeited	-	-
Non Vested at end of year	$0.43	$0.57

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the years ended September 30, 2019 and 2018 compensation expense recorded for the restricted stock awards was approximately $397,000 and $600,000, respectively.

12.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant are outside the 2013 Plan and 100% shall fully vest on the second anniversary of the date of grant. On May 1, 2018, the vesting date for 1,767,000 shares was amended to November 2018. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. During the fiscal years ended September 30, 2019 and 2018, 1,767,000 and 233,000 shares of restricted stock, respectively, awarded outside the 2013 Plan vested.

Restricted Stock activity in shares for the years ended September 30, 2019 and 2018 is as follows:

	September 30, 2019	September 30, 2018
Non Vested at beginning of year	1,767,000	2,000,000
Awarded	-	-
Vested	(1,767,000)	(233,000)
Forfeited	-	-
Non Vested at end of year	-	1,767,000

The weighted average restricted stock award date fair value information for the years ended September 30, 2019 and 2018 follows:

	September 30, 2019	September 30, 2018
Non Vested at beginning of year	$0.39	$0.39
Awarded	-	-
Vested	0.39	-
Forfeited	-	-
Non Vested at end of year	$-	$0.39

For the years ended September 30, 2019 and 2018, compensation expense recorded for the restricted stock awards was approximately $0 and $229,000, respectively.

13.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company's indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2019 and 2018, no amounts have been accrued related to such indemnification provisions.

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

In exchange for the licenses granted in the agreement, the Company has paid MIT license maintenance fees and patent prosecution costs. The Company paid license maintenance fees of $50,000 to MIT in the fiscal years ended September 30, 2019 and 2018. For the years ended September 30, 2019 and 2018, the annual MIT license maintenance fees of $50,000 are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The license maintenance fees and patent prosecution costs cover the contract year beginning January 1 through December 31. Annual license maintenance obligations extend through the life of the patents. In addition, MIT is entitled to royalties on applicable future product sales, if any. The annual payments may be applied towards royalties payable to MIT for that year for product sales.

The Company is obligated to indemnify MIT and related parties from losses arising from claims relating to the exercise of any rights granted to the Company under the license, with certain exceptions. The maximum potential amount of future payments the Company could be required to make under this provision is unlimited. The Company considers there to be a low performance risk as of September 30, 2019.

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

Leases

We do not own any real property. In October 2013, we entered into a one and one-half year operating sublease agreement pursuant to which we leased the office space of our relocated headquarters in Wellesley, Massachusetts for a base annual rent equal to $5,031 per month. In April 2015, we moved our corporate offices to a property in Framingham, Massachusetts. We entered into a month-to-month operating lease agreement, pursuant to which we are obligated to pay monthly rent of $2,000, with a minimum six month commitment. During July 2017,we entered into a three year operating lease commencing October 1, 2017 and ending on September 30, 2020 at our current location. Pursuant to which we are obliged to pay annual rent of $38,400 during the first year, $39,600 during the second year and $42,000 during the third year. We are no longer party to the October 2013 lease, and we believe our present offices are suitable for our current and planned near-term operations. For the fiscal year ending September 30, 2020 the Company’s annual lease commitment is $42,000.

14.	Selected Quarterly Financial Data (unaudited)

The following table provides selected quarterly financial data for the fiscal years ended September 30, 2019 and 2018:

	Quarters Ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Net sales	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Operating loss	$(1,767,824)	$(1,507,366)	$(1,572,261)	$(1,524,305)

Net loss	$(2,600,237)	$169,962	$(1,289,162)	$(828,144)

Net income (loss) per share - basic and diluted	$(0.02)	$-	$(0.01)	$-

Weighted average shares - basic	161,057,300	163,285,738	168,396,553	172,575,820

Weighted average shares - diluted	161,057,300	168,620,980	168,396,553	172,575,820

	Quarters Ended
	December 31,	March 31,	June 30,	September 30,
	2017	2018	2018	2018
Net sales	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Operating loss	$(1,582,373)	$(2,013,845)	$(1,620,134)	$(2,233,415)

Net loss	$389,176	$(1,555,361)	$(2,212,640)	$(1,435,207)

Net (loss) per share - basic and diluted	$-	$(0.01)	$(0.01)	$(0.01)

Weighted average shares - basic	150,144,575	150,302,013	150,550,189	159,778,165

Weighted average shares - diluted	163,527,032	150,302,013	150,550,189	159,778.165

15.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through November 18, 2019, the date which these consolidated financial statements were available to be issued. On October 17, 2019, the Company announced the pricing of registered direct offering of 14,285,714 units, each unit consisting of a share of the Company’s common stock, and a Series I Warrant (“Series I Warrant”) to purchase a share of our common stock for the combined purchase price of $0.175 per unit. The Series I Warrants have an exercise price of $0.22 per share and are exercisable for a period of five years. The offering closed on October 18, 2019. The gross proceeds to Arch from the 2019 Financing were approximately $2.5 million before deducting financing costs of approximately $312,000. Pursuant to the Engagement Agreement, the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 1,071,429 shares (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Series I Warrants, except that the exercise price of the Placement Agent Warrants is $0.21875 per share and the term of the Placement Agent Warrants is five years .

