Form 10-Q
period 2019-12-31
Arch Therapeutics, Inc.
filed 2020-01-30
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of January 29, 2020, 187,862,947 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three Months ended December 31, 2019

Arch Therapeutics, Inc.and Subsidiaries
Consolidated Balance Sheets
As of December 31, 2019 (Unaudited) and September 30, 2019

	December 31, 2019 (Unaudited)	September 30, 2019
ASSETS
Current assets:
Cash	$3,023,388	$2,180,329
Inventory, net	200,355	346,647
Prepaid expenses and other current assets	329,511	362,705
Total current assets	3,553,254	2,889,681

Long-term assets:
Property and equipment, net	9,542	9,023
Other assets	3,500	3,500
Total long-term assets	13,042	12,523

Total assets	$3,566,296	$2,902,204

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$401,548	$533,555
Accrued expenses and other liabilities	229,708	180,256
Total current liabilities	631,256	713,811

Long-term liabilities:
Long-term derivative liability	3,035,877	2,995,690
Total long-term liabilities	3,035,877	2,995,690

Total liabilities	3,667,133	3,709,501

Commitments and contingencies

Stockholders’ equity (deficit) :
Common stock, $0.001 par value, 300,000,000 shares authorized, 187,862,947 and 173,577,233 shares issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	186,898	172,612
Additional paid-in capital	40,237,079	37,885,151
Accumulated deficit	(40,524,814)	(38,865,060)
Total stockholders’ equity (deficit)	(100,837)	(807,297)

Total liabilities and stockholders’ equity (deficit)	$3,566,296	$2,902,204

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended December 31, 2019 and 2018

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Revenues	$-	$-

Operating expenses:
General and administrative expenses	975,833	1,178,622
Research and development expenses	643,734	589,202
Total operating expenses	1,619,567	1,767,824

Operating loss	(1,619,567)	(1,767,824)

Other expense
Increase to fair value of derivative	(40,187)	(832,413)
Total other expense	(40,187)	(832,413)

Net loss	$(1,659,754)	$(2,600,237)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.02)
Weighted common shares - basic and diluted	184,102,916	161,057,300

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
For the Three Months Ended December 31. 2019 and 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at September 30, 2018	159,815,013	$159,815	$35,517,491	$(34,317,478)	$1,359,828

Net loss	-	-	-	(2,600,237)	(2,600,237)

Shares issued for the exercise of stock options - cashless	477,269	477	(477)	-	-

Shares issued for the exercise of stock options	87,567	88	32,312	-	32,400

Issuance of restricted stock	1,767,000	1,767	(1,767)	-	-

Issuance of restricted stock for services	50,000	50	21,450	-	21,500

Stock based compensation expense	-	-	522,437	-	522,437

Balance at December 31, 2018	162,196,849	$162,197	$36,091,446	$(36,917,715)	$(664,072)

Balance at September 30, 2019	172,612,233	$172,612	$37,885,151	$(38,865,060)	$(807,297)

Net loss	-	-	-	(1,659,754)	(1,659,754)

Issuance of common stock and warrants, net of financing costs	14,285,714	14,286	2,152,876	-	2,167,162

Stock based compensation expense	-	-	199,052	-	199,052

Balance at December 31, 2019	186,897,947	$186,898	$40,237,079	$(40,524,814)	$(100,837)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended December 31, 2019 and 2018

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Cash flows from operating activities:
Net loss	$(1,659,754)	$(2,600,237)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,936	1,781
Non-employee stock-based compensation for services	199,052	522,437
Issuance of restricted stock for services	-	21,500
Increase in inventory reserve	146,292	-
Increase to fair value of derivative	40,187	832,413

Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	33,194	(88,218)
Increase (decrease) in:
Accounts payable	(132,007)	(30,314)
Accrued expenses and other liabilities	49,452	18,481
Net cash used in operating activities	(1,321,648)	(1,322,157)

Cash flows from investing activities:
Purchases of property and equipment	(2,455)	-
Net cash used in investing activities	(2,455)	-

Cash flows from financing activities:
Proceeds from issued common stock and warrants, net of financing costs	2,167,162	-
Proceeds from exercise of stock options	-	32,400
Net cash provided by financing activities	2,167,162	32,400

Net increase (decrease) in cash	843,059	(1,289,757)

Cash, beginning of year	2,180,329	4,667,410

Cash, end of period	$3,023,388	$3,377,653

Non-cash financing activities:
Exercise of stock options - cashless	$-	$477
Issuance of restricted stock	$-	$1,767
Issuance of restricted stock for services	$-	$21,500

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

Although we believe that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on November 19, 2019.

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2019. There have been no material changes to our significant accounting policies during the three months ended December 31, 2019.

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

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2018-07, “Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting” was issued by the Financial Accounting Standards Board (FASB) in June 2018. The purpose of this amendment is to address aspects of the accounting for nonemployee share-based payment transactions. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-07 during our first quarter of fiscal year 2020, and the impact was considered immaterial on our consolidated financial statements.

ASU 2016-02, “Leases (Topic 842)” was issued by the FASB in February 2016. The purpose of this amendment is to recognize most operating leases by recording a right-to-use asset and corresponding lease liability. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2016-02 during our first quarter of fiscal year 2020, and the impact was considered immaterial on our consolidated financial statements. The Company has one operating lease and as of the adoption date the remaining term was less than one year.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2019 and September 30, 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises expenditures incurred in acquiring the inventories, the cost of conversion and other costs incurred in bringing them to their existing location and condition. The cost of raw materials, work-in-progress and finished goods and other products are determined on a First in First out (FiFo) basis. When determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Inventory reserves are included in Research and development expenses for the three months ended December 31, 2019. As of September 30, 2019, no reserve for obsolescence was considered necessary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three months ended December 31, 2019 and 2018 there has not been any impairment of long-lived assets.

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

At December 31, 2019 and September 30, 2019, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from January 1, 2020 and ending on January 29, 2020 the date which these unaudited interim consolidated financial statements were issued. The Company disclosed material subsequent events, if any, in Note 13.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of December 31, 2019, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At December 31, 2019 and September 30, 2019, property and equipment consisted of:

	Estimated Useful Life	December 31, 2019	September 30, 2019
Furniture and fixtures	5 years	$9,357	$9,357

Leasehold improvements	Life of Lease	8,983	8,983

Computer equipment	3 years	11,141	8,686

Lab equipment	5 years	1,000	1,000

		30,481	28,026

Less – accumulated depreciation		20,939	19,003

Property and equipment, net		$9,542	$9,023

For the three months ended December 31, 2019 and 2018 depreciation expense recorded was $1,936 and $1,781, respectively.

4.	INVENTORIES

Inventories consist of the following:

	December 31, 2019	September 30, 2019
Goods-in-process	$328,500	$328,500
Raw Material	18,147	18,147
Inventory Reserves	(146,292)	-
Total	$200,355	$346,647

Included in Research and development expenses for the three months ended December 31, 2019 and 2018, are inventory reserves of $146,292 and $0, respectively. In determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

5.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September, 2019, a maximum number of 25,114,256 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2019, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 28,114,256 shares.

As of December 31,2019, a total of 19,064,212 options had been issued to employees and directors and 7,577,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three months ended December 31, 2019, the Company granted 2,570,000 options to employees and directors and 550,000 options to consultants to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three months ended December 31, 2019 was based on the fair market value at period end or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three months ended December 31, 2019; expected volatility, 79.69% - 119.44%, risk-free interest rate, 1.47% - 3.23%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 5.75 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility was derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Common Stock Options

Stock compensation activity under the 2013 Plan for the three months ended December 31, 2019 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	15,807,911	$0.40	3.14	$142,810
Awarded	3,120,000	$0.23	-	-
Forfeited/Cancelled	(490,487)	$0.33	-	-
Outstanding at December 31, 2019	18,437,424	$0.37	2.91	$235,690
Vested	14,372,203	$0.39	3.27	$180,712
Vested and expected to vest at December 31, 2019	18,437,424	$0.37	2.91	$235,690

As of December 31, 2019, 4,560,930 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $159,000 and $339,000, respectively. Of this amount during the three months ended December 31, 2019 and 2018, $76,000 and $66,000, respectively, was recorded to research and development expenses, and $83,000 and $273,000, respectively was recorded in general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the three months ended December 31, 2019, 0 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash. During the three months ended December 31, 2018, 87,567 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash resulting in proceeds to the Company of $32,400. During the three months ended December 31, 2019, 0 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis. During the three months ended December 31, 2018, 1,437,433 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 477,269 shares of the Company’s Common Stock.

As of December 31, 2019, there is approximately $711,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.20 years.

Restricted Stock

On July 19, 2018, the Company awarded 745,000 shares of Restricted Stock to members of the Board of Directors and management and 220,000 shares of Restricted Stock to Dr. Avtar Dhillon in his capacity as a consultant. The shares subject to this grant are awarded under the 2013 Plan and shall fully vest on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest.

On September 5, 2018, the Company awarded 100,000 shares of Restricted Stock to a consultant. The shares subject to this grant are awarded under the 2013 Plan and 50,000 vest 90 days from the date of the award and 50,000 vest 365 days from the date of the award. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest.

On February 3, 2017, the Company awarded 1,750,000 shares of Restricted Stock to members of the Board of Directors and management. The shares subject to this grant were awarded under the 2013 Plan and fully vested on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants would have immediately vested.

Restricted stock activity in shares under the 2013 Plan for the three months ended December 31, 2019 and 2018 follows:

	2019	2018
Non Vested at September 30, 2019 and 2018	965,000	2,815,000
Awarded	-	-
Vested	-	(50,000)
Forfeited	-	-
Non Vested at December 31, 2019 and 2018	965,000	2,765,000

The weighted average restricted stock award date fair value information for the three months ended December 31, 2019 and 2018 follows:

	2019	2018
Non Vested at September 30, 2019 and 2018	$0.57	$0.57
Awarded	-	-
Vested	-	(0.43)
Forfeited	-	-
Non Vested at December 31, 2019 and 2018	$0.57	$0.57

Non-employee restricted shares subject to vesting are revalued at each vesting date and at the end of the reporting period, with all changes in fair value recorded as stock-based compensation expense. For the three months ended December 31, 2019 and 2018 compensation expense recorded for the restricted stock awards was approximately $40,000 and $205,000, respectively.

6.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant are outside the 2013 Plan and were scheduled to fully vest on the second anniversary of the date of grant. On May 1, 2018, the vesting date for 1,767,000 shares was amended to November 2018. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants would have immediately vested. During the three months ended December 31, 2019 and 2018, 0 and 1,767,000 shares of restricted stock, respectively, awarded outside the 2013 Plan vested.

Restricted Stock activity in shares for the three months ended December 31, 2019 and 2018 is as follows:

	2019	2018
Non Vested at September 30, 2019 and 2018	-	1,767,000
Awarded	-	-
Vested	-	(1,767,000)
Forfeited	-	-
Non Vested at December 31, 2019 and 2018	-	-

The weighted average restricted stock award date fair value information for the three months ended December 31, 2019 and 2018 follows:

	2019	2018
Non Vested at September 30, 2019 and 2018	$-	$0.39
Awarded	-	-
Vested	-	0.39
Forfeited	-	-
Non Vested at December 31, 2019 and 2018	$-	$-

For both of the three months ended December 31, 2019 and 2018, compensation expense recorded for the restricted stock awards was $0.

7.	2015 PRIVATE PLACEMENT FINANCING

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

During the three months ended December 31, 2019 and 2018, no Series D Warrants had been exercised. As of December 31, 2019, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

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

The number of shares of Common Stock into which each of the Series E Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Series E Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, (i) at any time during the term of the Series E Warrants, we may reduce the then-current exercise price to any amount and for any period of time deemed appropriate by our Board of Directors (the “Board” ); and (ii) certain of the Series E Warrants provide that they shall not be exercisable in the event and to the extent that the exercise thereof would result in the holder of the Series E Warrant, together with its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% of the Common Stock; provided, however , the holder, upon notice to us, may increase or decrease the ownership limitation, provided that any increase is limited to a maximum of 9.99% of the Company’s Common Stock, and any increase in the ownership limitation will not become effective until the 61st day after delivery of such notice.

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

During the three months ended December 31, 2019 and 2018, no Series E Warrants had been exercised. As of December 31, 2019, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

9.	2017 REGISTERED DIRECT OFFERING

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

During the three months ended December 31, 2019 and 2018, no Series F Warrants have been exercised. As of December 31, 2019, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities was less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid-in capital. During the three months ended December 31, 2019 and 2018, $0 and $(385,106) was recorded to (increase)/decrease the fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs	December 31,	September 30,
(Level 3)	2019	2019
Beginning balance at September 30, 2019 and 2018	$1,000,000	$1,274,404

Issuances	-	-

Adjustments to estimated fair value	-	(274,404)

Ending balance at December 31, 2019 and September 30, 2019	$1,000,000	$1,000,000

The derivative liabilities were valued as of December 31, 2019 and September 30, 2019 using the Black Scholes Model with the following assumptions:

	December 31, 2019	September 30, 2019
Closing price per share of common stock	$0.25	$0.24
Exercise price per share	$0.75	$0.75
Expected volatility	84.33%	78.15%
Risk-free interest rate	1.58%	1.60%
Dividend yield	-	-
Remaining expected term of underlying securities (years)	2.11	2.37

10.	2018 REGISTERED DIRECT OFFERING

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

The 2018 SPA contains certain restrictions in the Company’s ability to conduct subsequent sales of its equity securities. In particular, subject to certain customary exemptions, from June 28, 2018 until 90 days after July 2, 2018 (i.e. September 30, 2018), neither the Company nor any subsidiary shall issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or securities convertible, exercisable or exchangeable for Common Stock. Similarly, until such time the three lead investors collectively own less than 20% of the Series G Warrants purchased by them pursuant to the 2018 SPA, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility. The gross proceeds to Arch from the 2018 Financing, which were received as of June 29, 2018, were approximately $4.5 million before deducting financing costs of approximately $74,000.

The number of shares of the Company’s Common Stock into which each of the Series G Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series G Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series G Warrant for an amount of cash equal to $0.11 for each share of Common Stock underlying the Series G Warrant. During the three months ended December 31, 2019and 2018, no Series G Warrants have been exercised. As of December 31, 2019, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,461,248, the remaining proceeds of $2,063,794 were allocated to the Common Stock Subscribed but Unissued and additional paid-in capital. On July 2, 2018 the Common Stock subscribed but Unissued was recorded as Common Stock. During the three months ended December 31, 2019 and 2018, $0 and $(447,307) was recorded to (increase)/decrease the fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs	December 31,	September 30,
(Level 3)	2019	2019
Beginning balance at September 30, 2019 and 2018	$748,275	$1,917,348

Issuances	-	-

Adjustments to estimated fair value	-	(1,169,073)

Ending balance at December 31, 2019 and September 30,2019	$748,275	$748,275

The derivative liabilities were valued as of December 31, 2019 and September 30, 2019 using the Black Scholes Model with the following assumptions:

	December 31, 2019	September 30, 2019
Closing price per share of common stock	$0.25	$0.24
Exercise price per share	$0.70	$0.70
Expected volatility	79.69%	78.72%
Risk-free interest rate	1.62%	1.56%
Dividend yield	-	-
Remaining expected term of underlying securities (years)	3.48	3.73

11.	2019 REGISTERED DIRECT OFFERING

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

During the three months ended December 31, 2019, no Series H Warrants have been exercised. As of December 31, 2019, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2019 Financing of $2,748,821, the remaining proceeds of $1,120,708 were allocated to the Common Stock and additional-paid-in-capital. During the three months ended December 31, 2019, $40,187 was recorded to increase the fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs	December 31,	September 30,
(Level 3)	2019	2019
Beginning balance at September 30, 2019 and 2018	$1,247,415	$-

Issuances	-	1,628,113

Adjustments to estimated fair value	40,187	(380,698)

Ending balance at December 31, 2019 and September 30, 2019	$1,287,602	$1,247,415

The derivative liabilities were valued as of December 31, 2019, September 30, 2019 and May 14, 2019 using the Black Scholes Model with the following assumptions:

	December 31, 2019	September 30, 2019	May 14, 2019
Closing price per share of common stock	$0.25	$0.24	$0.283
Exercise price per share	$0.40	$0.40	$0.40
Expected volatility	92.91%	92.11%	93.44%
Risk-free interest rate	1.66%	1.55%	2.20%
Dividend yield	-	-	-
Remaining expected term of underlying securities (years)	4.36	4.61	5.00

12.	October 2019 REGISTERED DIRECT OFFERING

On October 16, 2019, the Company entered into a Securities Purchase Agreement (“October 2019 SPA”) with 7 accredited investors (“October 2019 Investors”) providing for the issuance and sale by the Company to the 2019 Investors of an aggregate of 14,285,714 units at a purchase price of $0.175 per Unit in a registered offering (“October 2019 Financing”). The securities comprising the units sold in the October 2019 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and a Series I Warrant to purchase one share of Common Stock at an exercise price of $0.22 per share at any time prior to the fifth anniversary of the issuance date of the Series I Warrant subject to certain restrictions on exercise (“October 2019 Warrants”) and the shares issuable upon exercise of the October 2019 Warrants, (“October 2019 Warrant Shares”). As of October 18, 2019, the Company recorded the 14,285,714 shares as Common Stock. Pursuant to the Engagement Agreement (as defined below), the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 1,071,429 shares (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Series I Warrants, except that the exercise price of the Placement Agent Warrants is $0.21875 per share and the term of the Placement Agent Warrants is five years

The gross proceeds to Arch from the October 2019 Financing, which were received as of October 18, 2019, were approximately $2.5 million before deducting financing costs of approximately $333,000 which includes approximately $158,000 of placement fees. The number of shares of the Company’s Common Stock into which each of the Series I Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series I Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise).

We engaged H.C. Wainwright (“Wainwright”) as our exclusive institutional investor placement agent in connection with the October SPA pursuant to an engagement agreement (the “Engagement Agreement”) dated as of October 10, 2019, and in consideration for the services provided by it, Wainwright was entitled to receive cash fees equal ranging from 6.0% to 8.2% of the gross proceeds received by us, as well as reimbursement for all reasonable expenses incurred by it in connection with its engagement. We received gross proceeds of approximately $2.5 million in the aggregate, resulting in a fee of approximately $158,000.

During the three months ended December 31, 2019, no Series I Warrants or Placement Agent Warrants have been exercised. As of December 31, 2019, up to 14,285,714 and 1,071,429 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

Common Stock

At October 18, the Closing Date of the October 2019 Financing, the Company issued 14,285,714 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series I Warrants and the Placement Agent Warrants relating to the aforementioned October 2019 Registered Direct Offering in accordance with ASC 815-40, Derivatives and Hedging. Because the Series I Warrants and the Placement Agent Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity (deficit) in the accompanying consolidated financial statements.

13.	SUBSEQUENT EVENTS

The Company evaluated subsequent events from January 1, 2020 through January 29, 2020, and concluded that no subsequent events have occurred that would require recognition or disclosure in the unaudited interim consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes included in this report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2019 filed with the Securities and Exchange Commission (“SEC”).

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

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. As of January 29, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2020. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

Our flagship development stage product candidates, known collectively as the AC5® Devices (which we sometimes refer to as “AC5®” “AC5® Topical Gel”, “AC5® Surgical Hemostatic Device”, “AC5® Surgical Hemostat”, “AC5® Topical Hemostatic Device”, or “AC5® Topical Hemostat”), are being designed to achieve hemostasis during surgical, wound and interventional care. They rely on our self-assembling peptide (“SAP”) technology and are being designed to achieve hemostasis in skin wounds and in minimally invasive and open surgical procedures. We intend to develop other product candidates based on our technology platform for use in a range of indications. AC5 is being designed as a product containing synthetic biocompatible peptides comprising L-amino acids, commonly referred to as naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. AC5 may be applied directly as a liquid, which we believe will make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 does not possess sticky or glue-like handling characteristics, which we believe will enhance its utility in several settings, including minimally invasive surgical procedures. Further, in certain settings, AC5 lends itself to a concept that we call Crystal Clear Surgery™; the transparency and physical properties of AC5 may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as it starts.

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

Merger with ABS and Related Activities

As noted earlier in this document, on June 26, 2013, the Company completed the Merger with ABS, pursuant to which ABS became a wholly owned subsidiary of the Company. In contemplation of the Merger, effective May 24, 2013, the Company increased its authorized common stock, par value $0.001 per share (“Common Stock”), from 75,000,000 shares to 300,000,000 shares and effected a forward stock split, by way of a stock dividend, of its issued and outstanding shares of Common Stock at a ratio of 11 shares to each one issued and outstanding share. Also, in contemplation of the Merger, effective June 5, 2013, the Company changed its name from Almah, Inc. to Arch Therapeutics, Inc. and changed the ticker symbol under which its Common Stock trades on the OTC Bulletin Board from “AACH” to “ARTH”.

Liguidity

We are in the development stage and have generated no operating revenues to date. On December 17, 2018, we announced that the 510(k) premarket notification for AC5 ™ Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the three months ended December 31, 2019, we had a net loss of $1,659,754 versus a net loss of $2,600,237 in the comparable period in the prior year. The loss for the three months ended December 31, 2019 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to stock based compensation. The loss for the three months ended December 31, 2018 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application costs, general corporate legal expenses and by an adjustment of $832,413, to the derivative liabilities.

Cash used in operating activities decreased $509, during the three months ended December 31, 2019 to $1,321,648, compared to $1,322,157 for the three months ended December 31, 2018. Cash at December 31, 2019 increased by $843,059 to $3,023,388 compared to $2,180,329 as of September 30, 2019.

Recent Developments

On October 17, 2019, the Company announced the pricing of registered direct offering of 14,285,714 units, each unit consisting of a share of the Company’s common stock, and a Series I Warrant (“Series I Warrant”) to purchase a share of our common stock for the combined purchase price of $0.175 per unit. The Series I Warrants have an exercise price of $0.22 per share and are exercisable for a period of five years. The offering closed on October 18, 2019. The gross proceeds to Arch from the 2019 Financing were approximately $2.5 million before deducting financing costs of approximately $333,000. Pursuant to the Engagement Agreement, the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 1,071,429 shares (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Series I Warrants, except that the exercise price of the Placement Agent Warrants is $0.21875 per share and the term of the Placement Agent Warrants is five years.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three months ended December 31, 2019 Compared to Three months ended December 31, 2018

	December 31,	December 31,	Increase
	2019	2018	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	975,833	1,178,622	(202,789)
Research and development	643,734	589,202	54,532
Operating loss	(1,619,567)	(1,767,824)	(148,257)
Other expense	(40,187)	(832,413)	(792,226)
Net income (loss)	(1,659,754)	(2,600,237)	(940,483)

Revenue

We did not generate revenue in either of the three months ended December 31, 2019 and 2018.

General and Administrative Expense

General and administrative expenses during the three months ended December 31, 2019 were $975,833; a decrease of $202,789 compared to $1,178,622 for the three months ended December 31, 2018. The decrease in general and administrative expense is primarily attributable to reduced stock based compensation and consulting costs partially offset by payroll costs. General and administrative expenses are generally expected to increase in the future as a result of additional staffing to prepare for commercial use, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended December 31, 2019 was $643,734, an increase of $54,532 compared to $589,202 for the three months ended December 31, 2018. The increase in research and development expense is primarily attributable to the establishment of an inventory reserve. Since the Company is pre-revenue, the reserve is recorded as a component of research and development expense. The increase is partially offset by the timing of product purchases and preclinical testing and evaluation. Research and development expenses are generally expected to increase in the future as a result of our plans for additional product development, clinical and regulatory programs.

Other Expense

Other expense during the three months ended December 31, 2019 was $40,187 a decrease of $792,226 compared to total other expense of $832,413 for the three months ended December 31, 2018. The decrease in other expense was the result of the change in the fair value of derivative liabilities.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At December 31, 2019, we had cash of $3,023,388 and positive working capital of $2,921,998.

Working Capital

At December 31, 2019, we had total current assets of $3,553,254 (including cash of $3,023,388) and working capital of $2,921,998. Our working capital as of December 31, 2019 and September 30, 2019 is summarized as follows:

	December 31,	September 30,
	2019	2019
Total Current Assets	$3,553,254	$2,889,681
Total Current Liabilities	631,256	713,811
Working Capital	$2,921,998	$2,175,870

Total current assets as of December 31, 2019 were $3,553,254 an increase of $663,573 compared to $2,889,681 as of September 30, 2019. The increase in current assets is primarily attributable to $2,500,000 received from the issuance of common stock and warrants partially offset by general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of December 31, 2019 and September 30, 2019 were comprised primarily of cash, inventory and prepaid expenses.

Total current liabilities as of December 31, 2019 were $631,256, a decrease of $82,555 compared to $713,811 as of September 30, 2019. The decrease is primarily due to patent and product and development costs. Our total current liabilities as of December 31, 2019 and September 30, 2019 were comprised of accounts payable and accrued expenses and other liabilities.

Cash Flow for the three months ended

	December 31,	December 31,
	2019	2018
Cash Used in Operating Activities	$(1,321,648)	$(1,322,157)
Cash Used in Investing Activities	(2,455)	-
Cash Provided by Financing Activities	2,167,162	32,400
Net increase/(decrease) in cash	$843,059	$(1,289,757)

Cash Used in Operating Activities

Cash used in operating activities decreased $509 to $1,321,648 during the three months ended December 31, 2019 compared to $1,322,157 during the three months ended December 31, 2018. The decrease in operating expenses is primarily attributable to consulting costs and product and development costs partially offset by payroll costs.

Cash Used in Investing Activities

Cash used in investing activities increased $2,455 to $2,455 during the three months ended December 31, 2019, compared to $0 during the three months ended December 31, 2018. For the three months ended December 31, 2018, cash used in investing activities is attributed to computer hardware.

Cash Provided by Financing Activities

Cash provided by financing activities increased $2,134,762 to $2,167,162 during the three months ended December 31, 2019, compared to $32,400 during the three months ended December 31, 2018. For the three months ended December 31, 2019, the cash provided by financing resulted from $2,167,162 from the issuance of common stock and warrants in the October 2019 Financing. For the three months ended December 31, 2018, the cash provided by financing resulted from $32,400 from the exercise of options to purchase 87,567 shares of our Common Stock.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of January 29, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2020. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we do not expect to generate revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

Going Concern

From inception, we have not earned operating revenues from sales of products or services, and have recurring losses from operations. While the Company anticipates that it will have cash on hand into the third quarter of fiscal 2020, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2019, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

Recent Accounting Guidance

Accounting Standards Update (ASU) 2018-07, “Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting” was issued by the Financial Accounting Standards Board (FASB) in June 2018. The purpose of this amendment is to address aspects of the accounting for nonemployee share-based payment transactions. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-07 during our first quarter of fiscal year 2020, and the impact was considered immaterial on our consolidated financial statements.

ASU 2016-02, “Leases (Topic 842)” was issued by the FASB in February 2016. The purpose of this amendment is to recognize most operating leases by recording a right-to-use asset and corresponding lease liability. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2016-02 during our first quarter of fiscal year 2020, and the impact was considered immaterial on our consolidated financial statements. The Company has one operating lease and as of the adoption date the remaining term was less than one year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage company with no commercial products. Our primary product candidate is in the process of being developed, and will require additional investment before it could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. While as of January 29, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2020, depending upon additional input from EU and US regulatory authorities, we will need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While we refiled our 510(k) submission for our AC5® Topical Gel during the third calendar quarter of 2018 and the FDA reviewed and ultimately cleared the 510(k) premarket notification for AC5 ™ Topical Gel in December 2018, the resubmission process required us to expend a minimum of $100,000 that we had not previously anticipated spending.

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

Based on our current operating expenses and working capital requirements, as of January 29, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2020. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to re-file our 510(k) submission for our AC5® Topical Gel, and filed a 510(k) submission during the third calendar quarter of 2018, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

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

As of January 29, 2020, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants and Series G Warrants. As defined in the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

Risks Related to Our Business, Financial Position and Capital Requirements - Legal, political and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union is a source of instability and uncertainty.

Legal, political and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union is a source of instability and uncertainty.

In June 2016, a majority of the eligible members of the electorate in the U.K. voted to withdraw from the European Union (“E.U.”) in a national referendum, commonly referred to as “Brexit.” The U.K. and the E.U. have agreed to a withdrawal agreement (the “Withdrawal Agreement”) which may be approved by the U.K. Parliament in the very near future. If the Withdrawal Agreement is approved by the U.K. Parliament, it is expected that the U.K. will formally leave the E.U. on or before January 31, 2020. Under the Withdrawal Agreement, the U.K. would be subject to a transition period until December 31, 2020 (the “Transition Period”), during which E.U. rules will continue to apply. Negotiations between the U.K. and the E.U. are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiry of the Transition Period.

The uncertainty concerning the U.K’s legal, political and economic relationship with the E.U. after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the U.K. and the E.U. are unable to negotiate acceptable trading and customs terms or if other E.U. Member States pursue withdrawal, barrier-free access between the U.K. and other E.U. Member States or among the European Economic Area (“E.E.A.”) overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the E.U. and, in particular, any arrangements for the U.K. to retain access to E.U. markets after the Transition Period. Such a withdrawal from the E.U. is unprecedented, and it is unclear how the U.K. access to the European single market for goods, capital, services and labor within the E.U., or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations.

We may also face new regulatory costs and challenges that could have an adverse effect on our operations and development programs. For example, the U.K. could lose the benefits of global trade agreements negotiated by the E.U. on behalf of its members, which may result in increased trade barriers that could make our doing business in the E.U. and the E.E.A. more difficult. There may continue to be economic uncertainty surrounding the consequences of Brexit, which could adversely affect our financial condition, results of operations, cash flows and market price of our common stock.

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

On July 17, 2017, we filed a 510(k) notification with the FDA for our AC5® Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from FDA near the end of the agency’s 90-day review period for a final decision on 510(k) notifications. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notification, but noted at the time that it remained committed to continued collaboration with FDA to appropriately address the outstanding questions and planned to submit a new 510(k) notification as soon as possible following further discussion with the agency. On March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notification. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for addressing the FDA’s comments, subject to any further comments that we may receive from the FDA.

On May 8, 2018, the Company announced that it would initiate the previously disclosed study designed to address FDA comments on Arch’s previous 510(k) notification for its AC5® Topical Gel. The agency provided feedback via the pre-submission process and indicated that the proposed study design was acceptable to support the Company’s future marketing application. On June 15, 2018, the Company further announced that it completed enrollment for its human skin sensitization study and that applications of the Company’s AC5® Topical Gel were underway for all subjects.

On October 1, 2018 the Company announced that it submitted a 510(k) notification to the FDA for its AC5® Topical Gel (AC5) and received acknowledgement from the FDA that the submission has been received.  On December 17, 2018, we announced that the 510(k) premarket notification for AC5® Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed.

In addition to our 510(k) notification, we filed our first CE Mark application in Europe in November 2018. The Company was recently notified by its Notified Body that its review team has completed its review of Arch’s technical documentation and that it has recommended to its decision making panel that CE Marking be granted.  This process is expected to be completed in early 2020. We currently anticipate seeking regulatory approval for expanded indications, and to pursue internal use commercial opportunities for other AC5-related products through the premarket authorization process.

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

We are dependent on third-parties in our supply chain, including manufacturers, service providers, and other vendors, and the processes that they employ to make major and minor components of our products, and this dependence exposes us to risks associated with regulatory requirements, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We make periodic changes within our supply chain, for example, as our business needs evolve; and/or if a third party does not perform as agreed or desired; and/or if we decide to add an additional manufacturer, service provider, or vendor where we were previously single sourced; and/or if processes are altered to meet evolving scale requirements. For instance, the Company is harmonizing its US and European product supply chains by adding a supplier and a manufacturing process, each of which are listed in the technical documentation under review in Europe, to the list of approved suppliers and processes for the production of the AC5 Topical Gel that it intends to sell in the United States. The Company has filed documentation with the FDA related to these supply chain changes and will not use the new supplier and manufacturing processes or distribute product in the US until the FDA provides its approval. We can provide no assurance that the FDA will not require additional information or data, or that the changes or resulting product will prove acceptable to us or to the FDA. Because the regulatory interactions are taking longer than anticipated, the Company now expects that it will be authorized by the FDA to deliver initial AC5 Topical Gel inventory to physicians in the US in early 2020.

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

As of January 7, 2020, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Five patent portfolios assigned to Arch Biosurgery, Inc. include a total of 33 patents and pending applications in a total of nine jurisdictions, including eleven patents and pending applications in the US. These portfolios cover self-assembling peptides and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including six issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476; and US 10,314,886) that expire between 2026 and 2034 (absent patent term extension) as well as thirteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

The three portfolios non-exclusively licensed from MIT include a number of US and foreign applications, including four issued US patents (US 7,449,180; US 7,846,891; US 7,713,923; and US 8,901,084) that expire between 2021 and 2024 (absent patent term extension), as well as five patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the October 2019 Financing that closed on October 18, 2019, we issued an aggregate of 14,285,714 shares of our Common Stock, which equaled approximately 8% of the 173,577,233 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the October 2019 Financing. Upon the closing of the October 2019 Financing, we also issued Series I Warrants to acquire up to an additional 14,285,714 shares of our Common Stock at an initial exercise price of $0.22 per share and additional warrants to acquire up to an additional 1,071,429 shares of our Common Stock at an initial exercise price of $0.21875 per share to designees of H.C. Wainwright & Co., LLC, the placement agent that the Company engaged in connection with the October 2019 Financing (the “Placement Agent Warrants”). As of January 29, 2020 up to 14,285,714 shares may be acquired upon the exercise of the Series I Warrants and up to 1,071,429 shares may be acquired upon the exercise of the Placement Agent Warrants.

In connection with the financing that closed on May 14, 2019 (the “2019 Financing”), we issued an aggregate of 8,615,384 shares of our Common Stock, which equaled approximately 5% of the 164,961,849 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2019 Financing. Upon the closing of the 2019 Financing, we also issued Series H Warrants to acquire up to an additional 8,615,384 shares of our Common Stock at an initial exercise price of $0.40 per share. As of January 29, 2020 up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of January 29, 2020 up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of January 29, 2020 up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of January 29, 2020 up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants. Similarly, in connection with our private placement financing that concluded on July 2, 2015 (“2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of January 29, 2020, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Additionally, as of January 29, 2020, 4,560,930 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 18,437,424 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.65 per share and with a weighted average exercise price of $0.37 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series I Warrants, Placement Agent Warrants, Series H Warrants granted in connection with the 2019 Financing, the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, and the Series D Warrants granted in connection with the 2015 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of January 29, 2020 we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2020. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of January 29, 2020, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 10% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

Item 6. Exhibits

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-K	3.1	000-54986	12/12/2014

3.2	Amended and Restated Bylaws of Arch Therapeutics, Inc.		8-K	3.1	333-178883	6/24/2013

10.1	Form of Securities Purchase Agreement		8-K	10.1	000-54986	10/18/2019

10.2	Form of Series I Warrants		8-K	10.2	000-54986	10/18/2019

10.3	Engagement Agreement		8-K	10.3	000-54986	10/18/2019

10.4	Form of Placement Agent Warrant		8-K	10.4	000-54986	10/18/2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: January 30, 2020	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 30, 2020	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)

