Form 10-Q
period 2020-03-31
Arch Therapeutics, Inc.
filed 2020-05-05
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, 187,862,947 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three Months ended March 31, 2020

Arch Therapeutics, Inc.and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2020 (Unaudited) and September 30, 2019

ASSETS	March 31, 2020 (Unaudited)	September 30, 2019
Current assets:
Cash	$1,788,929	$2,180,329
Inventory, net	953,955	346,647
Prepaid expenses and other current assets	140,691	362,705
Total current assets	2,883,575	2,889,681

Long-term assets:
Property and equipment, net	7,777	9,023
Other assets	3,500	3,500
Total long-term assets	11,277	12,523

Total assets	$2,894,852	$2,902,204

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$724,307	$533,555
Accrued expenses and other liabilities	92,871	180,256
Total current liabilities	817,178	713,811

Long-term liabilities:
Long-term derivative liability	2,613,192	2,995,690
Total long-term liabilities	2,613,192	2,995,690

Total liabilities	3,430,370	3,709,501

Commitments and contingencies

Stockholders’ equity (deficit) :
Common stock, $0.001 par value, 300,000,000 shares authorized, 187,862,947 and 173,577,233 shares issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	186,898	172,612
Additional paid-in capital	40,534,282	37,885,151
Accumulated deficit	(41,256,698)	(38,865,060)
Total stockholders’ equity (deficit)	(535,518)	(807,297)

Total liabilities and stockholders’ equity (deficit)	$2,894,852	$2,902,204

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended March 31, 2020 and 2019

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019

Revenues	$—	$—	$—	$—

Operating expenses:
General and administrative expenses	892,136	878,610	1,867,969	2,057,233
Research and development expenses	262,433	628,756	906,167	1,217,957
Total operating expenses	1,154,569	1,507,366	2,774,136	3,275,190

Operating loss	(1,154,569)	(1,507,366)	(2,774,136)	(3,275,190)

Other income
Decrease to fair value of derivative	422,685	1,677,328	382,498	844,915
Total other income	422,685	1,677,328	382,498	844,915

Net income (loss)	$(731,884)	$169,962	$(2,391,638)	$(2,430,275)

Earnings per share - basic
Net income (loss) per common share - basic	$—	$—	$(0.01)	$(0.01)
Weighted common shares - basic	186,897,947	163,285,738	185,492,795	162,159,275

Earnings per share - diluted
Net income (loss) per common share - diluted	$—	$—	$(0.01)	$(0.01)
Weighted common shares - diluted	186,897,947	168,620,980	185,492,795	162,159,275

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
For the Three and Six Months Ended March 31, 2020 and 2019

			Additional		Total
Three Months Ended	Common Stock		Paid-in	Accumulated	Stockholders'
March 31, 2019	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2018	162,196,849	$162,197	$36,091,446	$(36,917,715)	$(664,072)

Net Income	—	—	—	169,962	169,962

Issuance of restricted stock	1,750,000	1,750	(1,750)	—	—

Stock based compensation expense	—	—	293,177	—	293,177

Balance at March 31, 2019	163,946,849	$163,947	$36,382,873	$(36,747,753)	$(200,933)

			Additional		Total
Three Months Ended	Common Stock		Paid-in	Accumulated	Stockholders'
September 30, 2020	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2019	186,897,947	$186,898	$40,237,079	$(40,524,814)	$(100,837)

Net loss	—	—	—	(731,884)	(731,884)

Stock based compensation expense	—	—	297,203	—	297,203

Balance at March 31, 2020	186,897,947	$186,898	$40,534,282	$(41,256,698)	$(535,518)
					—

			Additional		Total
Six Months Ended	Common Stock		Paid-in	Accumulated	Stockholders'
March 31, 2019	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at September 30, 2018	159,815,013	$159,815	$35,517,491	$(34,317,478)	$1,359,828

Net loss	—	—	—	(2,430,275)	(2,430,275)

Shares issued for the exercise of stock options - cashless	477,269	477	(477)	—	—

Shares issued for the exercise of stock options	87,567	88	32,312	—	32,400

Issuance of restricted stock	3,517,000	3,517	(3,517)	—	—

Issuance of restricted stock for services	50,000	50	21,450	—	21,500

Stock based compensation expense	—	—	815,614	—	815,614

Balance March 31, 2019	163,946,849	$163,947	$36,382,873	$(36,747,753)	$(200,933)

			Additional		Total
Six Months Ended	Common Stock		Paid-in	Accumulated	Stockholders'
March 31, 2020	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at September 30, 2019	172,612,233	$172,612	$37,885,151	$(38,865,060)	$(807,297)

Net loss	—	—	—	(2,391,638)	(2,391,638)

Issuance of common stock and warrants, net of financing costs	14,285,714	14,286	2,152,876	—	2,167,162

Stock based compensation expense	—	—	496,255	—	496,255

Balance at March 31, 2020	186,897,947	$186,898	$40,534,282	$(41,256,698)	$(535,518)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2020 and 2019

	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Cash flows from operating activities:
Net loss	$(2,391,638)	$(2,430,275)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	3,701	3,561
Stock-based compensation	496,255	815,614
Issuance of restricted stock for services	—	21,500
Increase in inventory reserve	49,692	—
(Decrease) to fair value of derivative	(382,498)	(844,915)
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(657,000)	—
Prepaid expenses and other current assets	222,014	(301,278)
Increase (decrease) in:
Accounts payable	190,752	14,658
Accrued expenses and other liabilities	(87,385)	(22,415)
Net cash used in operating activities	(2,556,107)	(2,743,550)

Cash flows from investing activities:
Purchases of property and equipment	(2,455)	—
Net cash used in investing activities	(2,455)	—

Cash flows from financing activities:
Proceeds from issued common stock and warrants, net of financing costs	2,167,162	—
Proceeds from exercise of stock options	—	32,400
Net cash provided by financing activities	2,167,162	32,400

Net (decrease) in cash	(391,400)	(2,711,150)

Cash, beginning of year	2,180,329	4,667,410

Cash, end of period	$1,788,929	$1,956,260

Non-cash financing activities:
Exercise of stock options - cashless	$—	$477
Issuance of restricted stock	$—	$3,517
Issuance of restricted stock for services	$—	$21,500

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

The Company has generated no operating revenues to date and is devoting substantially all of its efforts toward product research and development. To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants.

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2019. There have been no material changes to our significant accounting policies during the six months ended March 31, 2020.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2020 and September 30, 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises expenditures incurred in acquiring the inventories, the cost of conversion and other costs incurred in bringing them to their existing location and condition. The cost of raw materials, work-in-progress and finished goods and other products are determined on a First in First out (FiFo) basis. When determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Inventory reserves are included in research and development expenses for the three and six months ended March 31, 2020. As of September 30, 2019, no reserve for obsolescence was considered necessary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the six months ended March 31, 2020 and 2019 there has not been any impairment of long-lived assets.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), which requires all share-based payments be recognized in the consolidated financial statements based on their fair values. In accordance with FASB ASC Topic 718, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of options granted and recognizes the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

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

At March 31, 2020 and September 30, 2019, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from April 1, 2020 and ending on May 4, 2020 the date which these unaudited interim consolidated financial statements were issued. The Company disclosed material subsequent events, if any, in Note 13

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of March 31, 2020, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively.

The continued spread of COVID-19 and uncertain market conditions may also limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At March 31, 2020 and September 30, 2019, property and equipment consisted of:

	Estimated Useful Life	March 31, 2020	September 30, 2019
Furniture and fixtures	5 years	$9,357	$9,357

Leasehold improvements	Life of Lease	8,983	8,983

Computer equipment	3 years	11,141	8,686

Lab equipment	5 years	1,000	1,000

		30,481	28,026

Less – accumulated depreciation		22,704	19,003

Property and equipment, net		$7,777	$9,023

For the three months ended March 31, 2020 and 2019 depreciation expense recorded was $1,765 and $1,780, respectively. For the six months ended March 31, 2020 and 2019 depreciation expense recorded was $3,701 and $3,561, respectively.

4.	INVENTORIES

Inventories consist of the following:

	March 31, 2020	September 30, 2019
Goods-in-process	$985,500	$328,500
Raw Material	18,147	18,147
Inventory Reserves	(49,692)	—
Total	$953,955	$346,647

The increase in inventory is due to continued manufacturing and receipt of our AC5 in preparation for commercialization. There was no reserve as of September 30, 2019. Included in research and development expense for the three months ended March 31, 2020, is a reduction to the inventory reserve of $96,600. Included in research and development expense for the six months ended March 31, 2020, is an inventory reserve of $49,692. In determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

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

As of March 31, 2020, a total of 19,064,212 options had been issued to employees and directors and 7,577,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the six months ended March 31, 2020, the Company granted 2,570,000 options to employees and directors and 550,000 options to consultants to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the six months ended March 31, 2020 was based on the fair market value or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the six months ended March 31, 2020; expected volatility, 79.69% - 119.44%, risk-free interest rate, 1.47% - 3.23%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 5.75 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility was derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Since the Company has a limited history of occurrences of stock option forfeitures and a small number of employees it continues to estimate the forfeiture rate of its outstanding stock options as zero but will continually evaluate its historical data as a basis for determining expected forfeitures.

Common Stock Options

Stock compensation activity under the 2013 Plan for the six months ended March 31, 2020 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	15,807,911	$0.40	3.14	$142,810
Awarded	3,120,000	$0.23	—	—
Forfeited/Cancelled	(757,913)	$0.47	—	—
Outstanding at March 31, 2020	18,169,998	$0.36	2.81	$68,675
Vested	14,952,384	$0.38	3.11	$68,675
Vested and expected to vest at March 31, 2020	18,169,998	$0.36	2.81	$68,675

As of March 31, 2020, 4,828,356 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $258,000 and $201,000, respectively. Of this amount during the three months ended March 31, 2020 and 2019, $112,000 and $113,000, respectively, were recorded as research and development expenses, and $146,000 and $88,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the six months ended March 31, 2020 and 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $417,000 and $540,000, respectively. Of this amount during the six months ended March 31, 2020 and 2019, $229,000 and $180,000, respectively, were recorded as research and development expenses, and $188,000 and $360,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the six months ended March 31, 2020, 0 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash. During the six months ended March 31, 2019, 87,567 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash resulting in proceeds to the Company of $32,400. During the six months ended March 31, 2020, 0 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis. During the six months ended March 31, 2019, 1,437,433 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 477,269 shares of the Company’s Common Stock.

As of March 31, 2020, there is approximately $503,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.09 years.

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

Restricted stock activity in shares under the 2013 Plan for the six months ended March 31, 2020 and 2019 follows:

	2020	2019
Non Vested at September 30, 2019 and 2018	965,000	2,815,000
Awarded	—	—
Vested	—	(1,800,000)
Forfeited	—	—
Non Vested at March 31, 2020 and 2019	965,000	1,015,000

The weighted average restricted stock award date fair value information for the six months ended March 31, 2020 and 2019 follows:

	2020	2019
Non Vested at September 30, 2019 and 2018	$0.57	$0.57
Awarded	—	—
Vested	—	(0.64)
Forfeited	—	—
Non Vested at March 31, 2020 and 2019	$0.57	$0.43

For the three months ended March 31, 2020 and 2019 compensation expense recorded for the restricted stock awards was approximately $39,000 and $92,000, respectively. For the six months ended March 31, 2020 and 2019 compensation expense recorded for the restricted stock awards was approximately $79,000 and $297,000, respectively.

6.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant are outside the 2013 Plan and were scheduled to fully vest on the second anniversary of the date of grant. On May 1, 2018, the vesting date for 1,767,000 shares was amended to November 2018. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants would have immediately vested. During the six months ended March 31, 2020 and 2019, 0 and 1,767,000 shares of restricted stock, respectively, awarded outside the 2013 Plan vested.

Restricted Stock activity in shares for the six months ended March 31, 2020 and 2019 is as follows:

	2020	2019
Non Vested at September 30, 2019 and 2018	—	1,767,000
Awarded	—	—
Vested	—	(1,767,000)
Forfeited	—	—
Non Vested at March 31, 2020 and 2019	—	—

The weighted average restricted stock award date fair value information for the six months ended March 31, 2020 and 2019 follows:

	2020	2019
Non Vested at September 30, 2019 and 2018	$—	$0.39
Awarded	—	—
Vested	—	0.39
Forfeited	—	—
Non Vested at March 31, 2020 and 2019	$—	$—

For both of the three and six months ended March 31, 2020 and 2019, compensation expense recorded for the restricted stock awards was $0.

7.	2015 PRIVATE PLACEMENT FINANCING

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

The Company’s obligation to issue and sell the 2015 Shares and the Series D Warrants and the corresponding obligation of the 2015 Investors to purchase such 2015 Shares and Series D Warrants were subject to a number of conditions precedent including, but not limited to, the amendment of the Company’s Series A Warrants and Series C Warrants to delete certain of the anti-dilution provisions contained therein, and other customary closing conditions. The conditions precedent were satisfied June 30, 2015 (the “Initial Closing Date”), and the Company conducted an initial closing (the “Initial Closing”) pursuant to which it sold and 19 of the 2015 Investors (the “Initial Investors”) purchased 13,936,367 Units at an aggregate purchase price of $3,066,000. On July 2, 2015, the Company conducted a second closing (the “Second Closing” and together with the Initial Closing, the “Closings”) pursuant to which it sold, and one of the 2015 Investors purchased 454,387 Units at an aggregate purchase price of $100,000.

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

During the three and six months ended March 31, 2020 and 2019, no Series D Warrants had been exercised. As of March 31, 2020, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

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

During the three and six months ended March 31, 2020 and 2019, no Series E Warrants had been exercised. As of March 31, 2020, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

During the three and six months ended March 31, 2020 and 2019, no Series F Warrants had been exercised. As of March 31, 2020, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities was less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid-in capital. During the three months ended March 31, 2020 and 2019, $0 and 870,610 were recorded to decrease the fair value of derivative, respectively. During the six months ended March 31, 2020 and 2019, $0 and 485,504 were recorded to decrease the fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs	March 31,	September 30,
(Level 3)	2020	2019
Beginning balance at September 30, 2019 and 2018	$1,000,000	$1,274,404

Issuances	—	—

Adjustments to estimated fair value	—	(274,404)

Ending balance at March 31, 2020 and September 30, 2019	$1,000,000	$1,000,000

The derivative liabilities were valued as of March 31, 2020 and September 30, 2019 using the Black Scholes Model with the following assumptions:

	March 31, 2020	September 30, 2019
Closing price per share of common stock	$0.22	$0.24
Exercise price per share	$0.75	$0.75
Expected volatility	83.69%	78.15%
Risk-free interest rate	0.23%	1.60%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	1.86	2.37

10.	2018 REGISTERED DIRECT OFFERING

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

The number of shares of the Company’s Common Stock into which each of the Series G Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series G Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series G Warrant for an amount of cash equal to $0.11 for each share of Common Stock underlying the Series G Warrant. During the six months ended March 31, 2020 and 2019, no Series G Warrants had been exercised. As of March 31, 2020, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,461,248, the remaining proceeds of $2,063,794 were allocated to the Common Stock Subscribed but Unissued and additional paid-in capital. On July 2, 2018 the Common Stock subscribed but Unissued was recorded as Common Stock. During the three months ended March 31, 2020 and 2019, $0 and $806,718 was recorded to decrease the fair value of derivative, respectively. During the six months ended March 31, 2020 and 2019, $0 and $359,411 were recorded to decrease the fair value of derivative, respectively

Fair Value Measurements Using Significant Unobservable Inputs	March 31,	September 30,
(Level 3)	2020	2019
Beginning balance at September 30, 2019 and 2018	$748,275	$1,917,348

Issuances	—	—

Adjustments to estimated fair value	—	(1,169,073)

Ending balance at March 31, 2020 and September 30,2019	$748,275	$748,275

The derivative liabilities were valued as of March 31, 2020 and September 30, 2019 using the Black Scholes Model with the following assumptions:

	March 31, 2020	September 30, 2019
Closing price per share of common stock	$0.22	$0.24
Exercise price per share	$0.70	$0.70
Expected volatility	82.33%	78.72%
Risk-free interest rate	0.29%	1.56%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	3.22	3.73

11.	2019 REGISTERED DIRECT OFFERING

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

During the three months ended March 31, 2020, no Series H Warrants had been exercised. As of March 31, 2020, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2019 Financing of $2,748,821, the remaining proceeds of $1,120,708 were allocated to the Common Stock and additional-paid-in-capital. During the three and six months ended March 31, 2020, $422,685 and $382,498, respectively were recorded to decrease the fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs	March 31,	September 30,
(Level 3)	2020	2019
Beginning balance at September 30, 2019 and 2018	$1,247,415	$—

Issuances	—	1,628,113

Adjustments to estimated fair value	(422,685)	(380,698)

Ending balance at March 31, 2020 and September 30, 2019	$864,917	$1,247,415

The derivative liabilities were valued as of March 31, 2020, September 30, 2019 and May 14, 2019 using the Black Scholes Model with the following assumptions:

	March 31, 2020	September 30, 2019	May 14, 2019
Closing price per share of common stock	$0.22	$0.24	$0.283
Exercise price per share	$0.40	$0.40	$0.40
Expected volatility	82.05%	92.11%	93.44%
Risk-free interest rate	0.33%	1.55%	2.20%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	4.11	4.61	5.00

12.	OCTOBER 2019 REGISTERED DIRECT OFFERING

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

During the six months ended March 31, 2020, no Series I Warrants or Placement Agent Warrants had been exercised. As of March 31, 2020, up to 14,285,714 and 1,071,429 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

Common Stock

At October 18, 2019 the Closing Date of the October 2019 Financing, the Company issued 14,285,714 shares of Common Stock.

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

The Company evaluated all events or transactions that occurred through May 4, 2020, the date which these consolidated financial statements were available to be issued. On March 11, 2020, the World Health Organization (‘WHO”) declared COVID-19 a pandemic. We are currently evaluating the impact of the COVID-19 pandemic on the Company and have concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position and results of its operations the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 25, 2020 the Company executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $176,300 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Loan is being made through First Republic Bank (the “Lender”).

The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months. Beginning seven months from the date of the PPP Note, the Company is required to make monthly payments of principal and interest of approximately $10,000 to the Lender.

The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

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

This report contains forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. Such forward-looking statements contained in this report on Form 10-Q are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit Arch’s ability to raise capital on terms favorable to the Company and its current stockholders; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired marketing authorizations in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified under the caption “Risk Factors” in this report on Form 10-Q and in the documents Arch has filed, or will file with the SEC. Copies of Arch’s filings with the SEC may be obtained from the SEC internet site at http://www.sec.gov . We undertake no duty to update any of these forward-looking statements after the date of filing of this report on Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Business Overview

We are a biotechnology company in the development stage. We have generated no revenues to date and are devoting substantially all of our operational efforts to the development of our core technology. We are developing a novel approach to stop bleeding (“hemostasis”), control leaking (“sealant”) and manage wounds during surgery, trauma and interventional care. Arch is developing products based on an innovative self-assembling barrier technology platform with the goal of making care faster and safer for patients. We believe our technology could support an innovative platform of potential products in the field of stasis and barrier applications. Our plan and business model are to develop products that apply that core technology for use with bodily fluids and tissues.

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its potential products. As of May 4, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of fiscal 2020. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

Our initial products (“AC5”), including AC5® Advanced Wound System, AC5® Topical Gel, AC5® Topical Hemostat, AC5® Surgical Hemostat, among others, rely on our self-assembling peptide (“SAP”) technology and are being designed for a range of applications, including to achieve hemostasis during surgical, wound and interventional care. We intend to develop other product candidates based on our technology platform for use in a range of indications. AC5 contains synthetic biocompatible peptides comprising L-amino acids, commonly referred to as naturally occurring amino acids. When applied to a wound, AC5 intercalates into the interstices of the connective tissue where it self-assembles into a physical, mechanical nanoscale structure that provides a barrier to leaking substances, such as blood. AC5 may be applied directly as a liquid, which may make it user-friendly and able to conform to irregular wound geometry. Additionally, AC5 does not possess sticky or glue-like handling characteristics, which may enhance its utility in several settings, including minimally invasive surgical procedures. Further, in certain settings, AC5 lends itself to a concept that we call Crystal Clear Surgery™; the transparency and physical properties of AC5 may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as it starts. AC5 and associated logos are trademarks and/or registered trademarks of Arch Therapeutics, Inc. and/or its subsidiaries.

We believe that the results of early data from preclinical tests as well as certain clinical investigations have shown quick and effective hemostasis with the use of AC5® relative to that reported with other types of hemostatic agents, and that time to hemostasis is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners”. Based on testing results, we believe that AC5® is biocompatible. Arch Therapeutics’ technology has demonstrated hemostasis in liver and other organs in in vivo surgical models, including rapid hemostasis within 15 seconds. In a range of small and large animal models, our SAP compositions have been shown to stop bleeding, seal leaking, allow for normal healing, and mitigate inflammation while being biocompatible.

We have devoted much of our operational effort to date to the research and development of our core technology, including selecting our initial product composition, conducting safety and other related tests, conducting a human trial for safety and performance of AC5®, developing methods for manufacturing scale-up, reproducibility, and validation, and developing and protecting the intellectual property rights underlying our technology platform. Manufacturing method and formulation optimization and validation are important parts of peptide development. Manufacturing and formulation optimization for our product candidates has been and continues to be done with extensive collaboration among our team and partners. The processes are focused on optimizing traditional product parameters to target specifications covering performance, biocompatibility, physical appearance, stability, and handling characteristics, among others. We and our partners intend to continue to monitor manufacturing processes and formulation methods closely, as success or failure in setting and/or realizing appropriate specifications may directly impact our ability to conduct additional preclinical and clinical trials that may be necessary for our commercialization efforts.

Our long-term business plan includes the following goals:

•	conducting biocompatibility, pre-clinical, and clinical studies on AC5® and related products and product candidates;

•	expanding and maintaining protection of our intellectual property portfolio;

•	developing additional third party relationships to manufacture, distribute, market and otherwise commercialize our products and product candidates;

•	obtaining additional regulatory certifications or clearances of AC5® and related products in the EU, the U.S., and other jurisdictions as we may determine;

•	continuing or developing academic, scientific and institutional relationships to collaborate on product research and development; and

•	developing additional product candidates in the hemostatic, sealant, and/or other fields.

 In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding as required to support the milestones described previously and our operations generally;

•	work with our large scale manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing as we seek to advance toward, enter into, and, if successful, subsequently increase commercialization activities;

•	further preclinical and clinical development of our product platform;

•	pursue additional regulatory clearances for commercialization;

•	continue to expand and enhance our financial and operational reporting and controls;

•	seek commercial partnerships;

•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio;

•	obtain regulatory input into subsequent clinical trial designs;

•	assess our self-assembling peptide platforms in order to identify and select product candidates for advancement into development.

We believe that the Company has cash on hand to meet its anticipated cash requirements into the fourth quarter of Fiscal 2020. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. In addition to the foregoing, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

Liquidity

We have generated no revenues to date. We devote a significant amount of our efforts on fundraising as well as planning and conducting product research and development and activities in connection with obtaining regulatory marketing authorization. For the three months ended March 31, 2020, we had a net loss of $731,884 versus a net income of $169,962 in the comparable period in the prior year. The loss for the three months ended March 31, 2020 can be attributable to an adjustment of derivative liabilities partially offset by research and development expenses, including regulatory marketing authorization and general and administrative costs. The income for the three months ended March 31, 2019 can be attributable to an adjustment of $1,677,328 to the derivative liabilities partially offset by research and development expenses, including regulatory marketing authorization and product research, general and administrative costs, primarily relating to stock based compensation. For the six months ended March 31, 2020, we had a net loss of $2,391,618 versus a net loss of $2,430,275 in the comparable period in the prior year. The loss for the six months ended March 31, 2020 can be attributable to research and development expenses, including regulatory marketing authorization and product research, general and administrative costs, primarily relating to consulting and by an adjustment of $382,498, to the derivative liabilities. The loss for the six months ended March 31, 2019 can be attributable to research and development expenses, including regulatory marketing authorization and product research, general and administrative costs, primarily relating to consulting and by an adjustment of $844,915, to the derivative liabilities.

Cash used in operating activities decreased $187,443, during the six months ended March 31, 2020 to $2,556,107 compared to $2,743,550 for the six months ended March 31, 2019. Cash at March 31, 2020 decreased by $391,400 to $1,788,929 compared to $2,180,329 as of September 30, 2019.

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

On March 23, 2020, we announced that the FDA provided clearance to market AC5® Topical Gel that is manufactured using an additional supplier and manufacturing processes. AC5® Topical Gel is intended for use in the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds

On April 13, 2020 we announced receipt of the CE (Conformité Européenne) mark for a first-in-class wound care product, AC5TM Topical Hemostat, allowing for commercializion in Europe as a dressing and to control bleeding in external skin wounds in both out- and in-patient settings.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three months ended March 31, 2020 Compared to Three months ended March 31, 2019

	March 31,	March 31,	Increase
	2020	2019	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	892,136	878,610	13,526
Research and development	262,433	628,756	(366,233)
Operating loss	(1,154,569)	(1,507,366)	(352,797)
Other income	422,685	1,677,328	(1,254,643)
Net income (loss)	(731,884)	169,962	(901,846)

Revenue

We did not generate revenue in either of the three months ended March 31, 2020 or 2019.

General and Administrative Expense

General and administrative expenses during the three months ended March 31, 2020 were $892,136; an increase of $13,526 compared to $878,610 for the three months ended March 31, 2019. The increase in general and administrative expense is primarily consists of payroll, stock based compensation, and travel costs. General and administrative expenses are generally expected to increase in the future as a result of additional staffing to prepare for commercial use, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended March 31, 2020 was $262,433, a decrease of $366,233 compared to $628,756 for the three months ended March 31, 2019. The decrease in research and development expense is primarily attributable to an adjustment of the inventory reserve, product development and payroll related costs. Since the Company is pre-revenue, the reserve is recorded as a component of research and development expense. Research and development expenses are generally expected to increase in the future as a result of our plans for additional product development, clinical and regulatory programs.

Other Income

Other income during the three months ended March 31, 2020 was $422,685 a decrease of $1,254,643 compared to total other income of $1,677,328. The decrease in other income was primarily the result of change in fair market value of the derivative liabilities.

Six months ended March 31, 2020 Compared to Six months ended March 31, 2019

	March 31,	March 31,	Increase
	2020	2019	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	1,867,969	2,057,233	(189,264)
Research and development	906,167	1,217,957	(311,790)
Operating loss	(2,774,136)	(3,275,190)	(501,054)
Other income	382,498	844,915	(462,417)
Net (loss)	(2,391,368)	(2,430,275)	(38,907)

Revenue

We did not generate revenue in either of the six months ended March 31, 2020 and 2019.

General and Administrative Expense

General and administrative expenses during the six months ended March 31, 2020 were $1,897,969; a decrease of $189,264 compared to $2,057,233 for the six months ended March 31, 2019. The decrease in general and administrative expense is primarily attributable to reduced stock based compensation and consulting costs partially offset by payroll and legal costs. General and administrative expenses are generally expected to increase in the future as a result of additional staffing to prepare for commercial use, increased stock based compensation as well as increased costs associated with the company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the six months ended March 31, 2020 was $906,167, a decrease of $311,790 compared to $1,217,957 for the six months ended March 31, 2019. The decrease in research and development expense is primarily attributable to the timing of product purchases and preclinical testing and evaluation, partially offset by the establishment of an inventory reserve. Since the Company is pre-revenue, the reserve is recorded as a component of tesearch and development expense.

Research and development expenses are generally expected to increase in the future as a result of our plans for additional product development, clinical and regulatory programs.

Other Income

Other income during the six months ended March 31, 2020 was $382,498 a decrease of $462,417 compared to total other income of $844,915 for the six months ended March 31, 2019. The decrease in other income was primarily the result of the change in the fair market value of derivative liabilities.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At March 31, 2020, we had cash of $1,788,929 and positive working capital of $2,066,397.

Working Capital

At March 31, 2020, we had total current assets of $2,883,575 (including cash of $1,788,929) and working capital of $2,066,397. Our working capital as of March 31, 2020 and September 30, 2019 is summarized as follows:

	March 31,	September 30,
	2020	2019
Total Current Assets	$2,883,575	$2,889,681
Total Current Liabilities	817,178	713,811
Working Capital	$2,066,397	$2,175,870

Total current assets as of March 31, 2020 were $2,883,575, a decrease of $6,106 compared to $2,889,681 as of September 30, 2019. The decrease in current assets is primarily attributable to general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate partially offset by $2,500,000 received from the issuance of common stock and warrants. Our total current assets as of March 31, 2020 and September 30, 2019 were comprised primarily of cash, inventory and prepaid expenses.

Total current liabilities as of March 31, 2020 were $817,178, an increase of $103,367 compared to $713,811 as of September 30, 2019. The increase is primarily due to an increase in inventory partially offset to patent and product and development costs. Our total current liabilities as of March 31, 2020 and September 30, 2019 were comprised of accounts payable and accrued expenses and other liabilities.

Cash Flow for the six months ended

	March 31,	March 31,
	2020	2019
Cash Used in Operating Activities	$(2,556,107)	$(2,743,550)
Cash Used in Investing Activities	(2,455)	—
Cash Provided by Financing Activities	2,167,162	32,400
Net (decrease) in cash	$(391,400)	$(2,711,150)

Cash Used in Operating Activities

Cash used in operating activities decreased $187,443 to $2,556,107 during the six months ended March 31, 2020 compared to $2,743,550 during the six months ended March 31, 2019. The decrease in operating expenses is primarily attributable to a reduction in consulting costs and product and development costs. This is partially offset at the end the of quarter, by an increase in inventory is due to continued manufacturing and processing of our AC5

Cash Used in Investing Activities

Cash used in investing activities increased $2,455 to $2,455 during the six months ended March 31, 2020, compared to $0 during the six months ended March 31, 2019. For the six months ended March 31, 2020, cash used in investing activities is attributed to computer hardware purchases.

Cash Provided by Financing Activities

Cash provided by financing activities increased $2,134,762, to $2,167,162 during the six months ended March 31, 2020, compared to $32,400 during the six months ended March 31, 2019. For the six months ended March 31, 2020, the cash provided by financing resulted from $2,167,162 from the issuance of common stock and warrants in the October 2019 Financing. For the six months ended March 31, 2019, the cash provided by financing resulted from $32,400 from the exercise of options to purchase 87,567 shares of our Common Stock.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of May 4, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of fiscal 2020. We may not generate revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

We are in the development stage and have generated no operating revenues to date. We do not presently have, nor do we expect in the near future to have, adequate revenue to fund our business from our operations, and will need to obtain all of our necessary funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities, seeking marketing authorization from regulatory authorities for any product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain marketing authorization, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2017 SPA and 2018 SPA restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the 2018 Financing collectively own less than 20% of the Series F Warrants and Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

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

Going Concern

From inception, we have not earned operating revenues from sales of products or services and have recurring losses from operations. While the Company anticipates that it will have cash on hand into the fourth quarter of fiscal 2020, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2020, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

The Company accounts for employee and non-emp;oyee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. In accordance with FASB ASC Topic 718, we have elected to use the Black-Scholes option-pricing model to determine the fair value of options granted and we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2020, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Risks Related to our Business

Our business may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

The outbreak of the novel Coronavirus (COVID-19) has evolved into a global pandemic. The coronavirus has spread to many regions of the world. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, clinical use may be delayed due to among other items, availability of clinicians and the ability to get product shipped to clinical sites. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our current and future clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently utilize third parties to, among other things, manufacture raw materials. If any third-party in the supply chain for materials used in the production of our product candidates are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials, research and development operations and, in the case of our AC5® Topical Gel product that was approved by the FDA in December 2018 and AC5TM Topical Hemostat product that we received a CE Mark for in April 2020, commercialization.

Finally, while we believe that we currently have sufficient supply of our product candidates to continue commercialization efforts, some of our product candidates or the materials contained therein (such as the APIs for our AC5® product line), are manufactured from facilities in areas impacted by the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. If any of the foregoing were to occur, it could materially adversely affect our future revenues, financial condition, profitability, and cash flows.

In the event of a shelter-in-place order or other mandated local travel restrictions, our employees conducting research and development or manufacturing activities may not be able to access their laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. This may also limit the ability of physicians to perform procedures for which AC5 could be used.

In addition, and as noted elsewhere, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of fiscal 2020. Accordingly, while the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

There is substantial doubt about our ability to continue as a going concern.

We are a development stage company with no commercial products. Our initial product candidates are being prepared for initial commercial use. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. As of May 4, 2020, we believe that our current cash will meet anticipated requirements into the fourth quarter of fiscal 2020 and we will need to raise additional capital before then.

During the third quarter of Fiscal 2019 and the first quarter of Fiscal 2020, we obtained additional cash to continue operations and fund our planned future operations, which include research and development of our product candidates, steps related to seeking regulatory marketing authorization for our initial product candidates, and planning for their commercialization in the U.S. and Europe. Even with the additional funds received from the 2019 SPA and the October 2019 SPA there exists substantial doubt about our ability to continue as a going concern.

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future, and we may never generate revenue or achieve or maintain profitability.

As noted above under the risk factor entitled “There is substantial doubt about our ability to continue as a going concern,” we are a development stage company with no commercial products. Consequently, we have incurred losses in each year since our inception and we expect that losses will continue to be incurred in the foreseeable future in the operation of our business. To date, we have financed our operations entirely through equity and debt investments by founders, other investors and third parties, and we expect to continue to rely on these sources of funding, to the extent available in the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs incurred in connection with both the closing of the Merger and complying with public company reporting and control obligations, and personnel expenses. We have devoted much of our operational effort to date to the research and development of our core technology, including selecting our initial product composition, conducting safety and other related tests, conducting a human trial for safety and performance, developing methods for manufacturing scale-up, reproducibility and validation, and developing and protecting the intellectual property rights underlying our technology platform.

We expect to continue to incur significant expenses and we anticipate that those expenses and losses may increase in the foreseeable future as we seek to:

•	develop our principal product candidates, and the underlying technology, including advancing applications and conducting biocompatibility and other preclinical studies;

•	raise capital needed to fund our operations;

•	enhance investor relations and corporate communications capabilities;

•	conduct clinical trials on products and product candidates;

•	attempt to obtain regulatory marketing authorizations for product candidates;

•	build relationships with additional contract manufacturing partners, and invest in product and process development through such partners;

•	maintain, expand and protect our intellectual property portfolio;

•	advance additional product candidates and technologies through our research and development pipeline;

•	seek to commercialize selected product candidates, which may require regulatory marketing authorization; and

•	hire additional regulatory, clinical, quality control, scientific, financial, and management, consultants and advisors.

To become and remain profitable, we must succeed in developing and eventually commercializing product candidates with significant market potential. This will require us to be successful in a number of challenging activities, including successfully completing preclinical testing and clinical trials of product candidates, obtaining regulatory marketing authorization for our product candidates and manufacturing, marketing and selling any products for which we have or may obtain marketing authorization. We are only in the preliminary stages of many of those activities. We may never succeed in those activities and may never generate operating revenues or achieve profitability. Even if we do generate operating revenues sufficient to achieve profitability, we may not be able to sustain or increase profitability. Our failure to generate operating revenues or become and remain profitable would impair our ability to raise capital, expand our business or continue our operations, all of which would depress the price of our Common Stock. A further decline or lack of increase in the prices of our Common Stock could cause our stockholders to lose all or a part of their investment in the Company.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

Based on our current operating expenses and working capital requirements, as of May 4, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of fiscal 2020. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5® Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to re-file our 510(k) submission for our AC5® Topical Gel, and filed a 510(k) submission during the third calendar quarter of 2018, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

During the third quarter of Fiscal 2019 and the first quarter of Fiscal 2020, we obtained additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations inclusive of regulatory applications and approval of AC5® in the U.S. and Europe and therefore we will require additional funding. Our future capital requirements will depend on many factors, including:

•	the scope, progress and results of our research and development collaborations;

•	the extent of potential direct or indirect grant funding for our research and development activities;

•	the scope, progress, results, costs, timing and outcomes of any regulatory process and clinical trials conducted for any of our product candidates;

•	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;

•	the timing of and the costs involved in obtaining regulatory marketing authorization for our product candidates;

•	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the costs associated with maintaining and expanding our product pipeline;

•	the costs associated with expanding our geographic focus;

•	operating revenues, if any, received from sales of our product candidates, if any are approved by the FDA or other applicable regulatory agencies;

•	the cost associated with being a public company, including obligations to regulatory agencies, and increased investor relations and corporate communications expenses; and

•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees.

We intend to obtain additional financing for our business through public or private securities offerings, the incurrence of additional indebtedness, or some combination of those sources. We may to seek funding through additional collaborative arrangements with strategic partners if we determine them to be necessary or appropriate, although these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of any revenues associated with the partnered product. We cannot provide any assurance that additional financing from these sources will be available on favorable terms, if at all.

In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the Securities Purchase Agreements that we entered into on February 20, 2017 (the “2017 SPA”) and June 28, 2018 (the “2018 SPA”) in connection with the registered direct financings that closed on February 24, 2017 (the “2017 Financing”) and July 2, 2018 (the “2018 Financing”), respectively, in each case as described in greater detail in the risk factor entitled “The terms of the 2017 Financing and 2018 Financing could impose additional challenges on our ability to raise funding in the future ” below.

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

As of May 4, 2020, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants and Series G Warrants. As defined in the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

Our short operating history may hinder our ability to successfully meet our objectives.

We are a development stage company subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. Our operations to date have been primarily limited to organizing and staffing, developing and securing our technology and undertaking funding preclinical studies of our lead product candidates, and funding one clinical trial. We have not demonstrated our ability to successfully complete large-scale, pivotal clinical trials, reliably obtain regulatory marketing authorizations, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

Risks Related to the Development and Commercialization of our Product Candidates

Applications for regulatory marketing authorization for commercialization of our products or elements of our supply chain may not be accepted, or if accepted, may be voluntarily withdrawn or eventually rejected, and the future success of our business is significantly dependent on the success of our being able to obtain regulatory marketing authorization for our development stage candidates.

For example, on July 17, 2017, we filed a 510(k) notification with the FDA for our AC5® Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from FDA near the end of the agency’s 90-day review period for a final decision on 510(k) notifications. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notification, but noted at the time that it remained committed to continued collaboration with FDA to appropriately address the outstanding questions and planned to submit a new 510(k) notification as soon as possible following further discussion with the agency. On March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notification. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for addressing the FDA’s comments, subject to any further comments that we may receive from the FDA.

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

On October 1, 2018 the Company announced that it submitted a 510(k) notification to the FDA for its AC5® Topical Gel (AC5®) and received acknowledgement from the FDA that the submission has been received.  On December 17, 2018, we announced that the 510(k) premarket notification for AC5® Topical Gel has been reviewed and cleared by the FDA, allowing for the product to be marketed.

Our business plan is dependent on the success of our development stage product candidates.

Our business is currently focused almost entirely on the development and commercialization of our initial product candidates and products (“AC5”). Our reliance on AC5 means that, if we are not able to obtain both regulatory marketing authorization and market acceptance of those product candidates, our chances for success will be significantly reduced. We are also less likely to withstand competitive pressures if any of our competitors develops and obtains regulatory marketing authorization for similar products or for products that may be more attractive to the market than AC5. Our current dependence on AC5 increases the risk that our business will fail if our development efforts for AC5 experience delays or other obstacles or are otherwise not successful.

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of the AC5® devices creates significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, pre-clinical in vitro and in vivo testing, government regulation and approval, third-party reimbursement and market acceptance. Our failure to overcome any one of those challenges could harm our operations, ability to complete additional clinical trials, and overall chances for success.

Any changes in our supply chain, including to the third party contract manufacturers, service providers, or other vendors, or in the processes that they employ could adversely affect us.

We are dependent on third-parties in our supply chain, including manufacturers, service providers, and other vendors, and the processes that they employ to make major and minor components of our products, and this dependence exposes us to risks associated with regulatory requirements, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We make periodic changes within our supply chain, for example, as our business needs evolve; and/or if a third party does not perform as agreed or desired; and/or if we decide to add an additional manufacturer, service provider, or vendor where we were previously single sourced; and/or if processes are altered to meet evolving scale requirements. For instance, the Company is harmonizing its US and European product supply chains by adding a supplier and a manufacturing process to the list of approved suppliers and processes for the production of the AC5® Topical Gel that it intends to sell in the United States. The Company filed documentation with the FDA related to these supply chain changes and announced on March 23, 2020 that the FDA provided the required clearance to market with the supply chain changes. We cannot yet provide assurance that the changes or resulting product will prove acceptable to us.

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

The FDA and other regulatory authorities or related bodies separately determine the classification of our products and product candidates. The development plan for our lead product candidates is based on our anticipation of pursuing the medical device regulatory pathway, and in February 2015 we received confirmation from The British Standards Institution (“BSI”), a European Notified Body (which is a private commercial entity designated by the national government of a European Union (“EU”) member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements), confirmed that AC5™ Topical Hemostat fulfills the definition of a medical device within the EU and it was classified as such in consideration of the CE mark, receipt of which was announced by the Company on April 13, 2020. The FDA also determined our AC5® Topical Gel to be a medical device. If the FDA or similar foreign agencies or intermediaries deem our products to be a member of a category other than a medical device, such as a drug or biologic, or impose additional requirements on our pre-clinical and clinical development than we presently anticipate, financing needs would increase, the timeline for product approval would lengthen, the program complexity and resource requirements world increase, and the probability of successfully commercializing a product would decrease. Any or all of those circumstances would materially adversely affect our business.

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

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining marketing authorization for our products, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded existing regulations. Certain regulators are exhibiting less flexibility by requiring, for example, the collection of local preclinical and/or clinical data prior to approval. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect the global regulatory environment to continue to evolve, which could impact our ability to obtain future approvals for our products and increase the cost and time to obtain such approvals. By way of example, the European Union regulatory bodies recently finalized a new Medical Device Regulation (“MDR”). The MDR changes several aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device Identification (“UDI”). We, and the Notified Bodies who will oversee compliance to the new MDR, face uncertainties in the upcoming years as the MDR is rolled out and enforced, creating risks in several areas, including the CE Marking process, data transparency and application review timetables.

If we are not able to secure and maintain relationships with third parties that are capable of conducting clinical trials on our product candidates and support our regulatory submissions, our product development efforts, and subsequent marketing authorization could be adversely impacted.

Our management has limited experience in conducting preclinical development activities and clinical trials. As a result, we have relied and will need to continue to rely on third-party research institutions, organizations and clinical investigators to conduct our preclinical and clinical trials and support our regulatory submissions. If we are unable to reach agreement with qualified research institutions, organizations and clinical investigators on acceptable terms, or if any resulting agreement is terminated prior to the completion of our clinical trials, then our product development efforts could be materially delayed or otherwise harmed. Further, our reliance on third parties to conduct our clinical trials and support our regulatory submissions will provide us with less control over the timing and cost of those trials, the ability to recruit suitable subjects to participate in the trials, and the timing, cost, and probability of success for the regulatory submissions. Moreover, the FDA and other regulatory authorities require that we comply with standards, commonly referred to as good clinical practices (“GCP”), for conducting, recording and reporting the results of our preclinical development activities and our clinical trials, to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Additionally, both we and any third-party contractor performing preclinical and clinical studies are subject to regulations governing the treatment of human and animal subjects in performing those studies. Our reliance on third parties that we do not control does not relieve us of those responsibilities and requirements. If those third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or clinical trials in accordance with regulatory requirements or stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing authorization for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Any of those circumstances would materially harm our business and prospects.

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

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. While the Company has completed its first clinical trial in Western Europe, clinical trials that are planned or which have or shall commence for any of our product candidates could be delayed or fail for a number of reasons, including if:

•	the FDA or other regulatory authorities, or other relevant decision-making bodies do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;

•	sufficient suitable subjects do not enroll, enroll more slowly than anticipated or remain in our trials;

•	we fail to produce necessary amounts of product candidate;

•	subjects experience an unacceptable rate of efficacy of the product candidate;

•	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product candidate;

•	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;

•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;

•	third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on the anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or an institutional review board (“IRB”) or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;

•	manufacturing facilities of our third-party manufacturers are ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) or other applicable requirements;

•	third-party contractors become debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements;

•	the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third-party contractors are unable to satisfy;

•	one or more IRB refuses to approve, suspends or terminates a trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial;

•	the FDA or other regulatory authorities seek the advice of an advisory committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;

•	the FDA or other regulatory authorities require us to expand the size and scope of the clinical trials, which we may not be able to do; or

•	the FDA or other regulatory authorities impose prohibitive post-marketing restrictions on any of our product candidates that attain marketing authorization.

Any delay or failure of one or more of our clinical trials may occur at any stage of testing. Any such delay could cause our development costs to materially increase, and any such failure could significantly impair our business plans, which would materially harm our financial condition and operations.

We cannot market and sell any product candidate in the U.S. or in any other country or region if we fail to obtain the necessary marketing authorization., clearances or certifications from applicable government agencies.

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

We believe that the pathway to marketing approval in the U.S. for our lead product candidate for internal use will likely be classified as a Class III medical device and require the process of FDA Premarket Approval (“PMA“). This approval pathway can be lengthy and expensive and is estimated to take from one to three years or longer from the time the PMA application is submitted to the FDA until approval is obtained, if approval can be obtained at all.

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

Any product for which we obtain required regulatory marketing authorization could be subject to post-approval regulation, and we may be subject to penalties if we fail to comply with such post-approval requirements.

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

We have limited personnel with experience in medical device development and manufacturing, do not own or operate manufacturing facilities, and generally lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently intend to outsource all or most of the clinical and commercial manufacturing and packaging of our product candidates to third parties. However, we have not established long-term agreements with any third-party manufacturers for the supply of any of our product candidates. There are a limited number of manufacturers that operate under cGMP regulations and that are capable of and willing to manufacture our lead product candidates utilizing the manufacturing methods that are required to produce our product candidates, and our product candidates will compete with other product candidates for access to qualified manufacturing facilities. If we have difficulty locating third-party manufacturers to develop our product candidates for preclinical and clinical work, then our product development programs will experience delays and otherwise suffer. We may also be unable to enter into agreements for the commercial supply of products with third-party manufacturers in the future or may be unable to do so when needed or on acceptable terms. Any such events could materially harm our business.

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

We will rely on the manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for preclinical and clinical studies and may continue to rely on those suppliers for commercial distribution if we obtain marketing approval or other required certifications for any of our product candidates. The materials to produce our products may not be available when needed or on commercially reasonable terms, and the prices for such materials may be susceptible to fluctuations. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements relating to the commercial production of any of these materials. If these materials cannot be obtained for our preclinical and clinical studies, product testing and potential regulatory marketing authorization of our product candidates will be delayed, which would significantly impact our ability to develop our product candidates and materially adversely affect our ability to meet our objectives and obtain operations success.

We may not be successful in maintaining or establishing collaborations, which could adversely affect our ability to develop and, if required regulatory authorizations are obtained, commercialize our product candidates.

If required regulatory authorizations are obtained to market any of our product candidates, then we may consider entering into additional collaboration arrangements with medical technology, pharmaceutical or biotechnology companies and/or seek to establish strategic relationships with marketing partners for the development, sale, marketing and/or distribution of our products within or outside of the U.S. If we elect to expand our current relationship with NUIG and/or seek additional collaborators in the future but are unable to reach agreements with NUIG and/or such other collaborators, as applicable, then we may fail to meet our business objectives for the affected product or program. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts, if any, to establish and implement additional collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish may not be favorable to us, and the success of any such collaboration will depend heavily on the efforts and activities of our collaborators. Any failure to engage successful collaborators could cause delays in our product development and/or commercialization efforts, which could harm our financial condition and operational results.

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

In addition, the U.S. Congress periodically adopts and changes legislation regarding health insurance. As a result, substantial changes to the system for paying for healthcare in the U.S. may include some combination of modifications to the existing system of private payers and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact reimbursement for medical devices such as our product candidates. If reimbursement for our approved product candidates, if any, is substantially less than we expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

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

As of April 6, 2020, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Six patent portfolios assigned to Arch Biosurgery, Inc. include a total of 34 patents and pending applications in a total of nine jurisdictions, including twelve patents and pending applications in the US. These portfolios cover self-assembling peptides and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including six issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476; and US 10,314,886) that expire between 2026 and 2034 (absent patent term extension) as well as thirteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Our articles of incorporation authorize the issuance of up to 300,000,000 shares of Common Stock. In connection with the October 2019 Financing that closed on October 18, 2019, we issued an aggregate of 14,285,714 shares of our Common Stock, which equaled approximately 8% of the 173,577,233 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the October 2019 Financing. Upon the closing of the October 2019 Financing, we also issued Series I Warrants to acquire up to an additional 14,285,714 shares of our Common Stock at an initial exercise price of $0.22 per share and additional warrants to acquire up to an additional 1,071,429 shares of our Common Stock at an initial exercise price of $0.21875 per share to designees of H.C. Wainwright & Co., LLC, the placement agent that the Company engaged in connection with the October 2019 Financing (the “Placement Agent Warrants”). As of May 4, 2020, up to 14,285,714 shares may be acquired upon the exercise of the Series I Warrants and up to 1,071,429 shares may be acquired upon the exercise of the Placement Agent Warrants.

In connection with the financing that closed on May 14, 2019 (the “2019 Financing”), we issued an aggregate of 8,615,384 shares of our Common Stock, which equaled approximately 5% of the 164,961,849 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2019 Financing. Upon the closing of the 2019 Financing, we also issued Series H Warrants to acquire up to an additional 8,615,384 shares of our Common Stock at an initial exercise price of $0.40 per share. As of May 4, 2020, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of May 4, 2020, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of May 4, 2020, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of May 4, 2020, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants. Similarly, in connection with our private placement financing that concluded on July 2, 2015 (“2015 Private Placement Financing”), we issued an aggregate of 14,390,754 shares of our Common Stock, which equaled approximately 18% of the 78,766,487 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2015 Private Placement Financing. Upon the closing of the 2015 Private Placement Financing, we also issued Series D Warrants to acquire up to an additional 14,390,754 shares of our Common Stock at an initial exercise price of $0.25 per share. As of May 4, 2020, up to 8,974,389 shares may be acquired upon the exercise of the Series D Warrants.

Additionally, as of May 4, 2020, 4,828,356 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 18,169,998 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.65 per share and with a weighted average exercise price of $0.36 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series I Warrants, Placement Agent Warrants, Series H Warrants granted in connection with the 2019 Financing, the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing, and the Series D Warrants granted in connection with the 2015 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of May 4, 2020 we believe that our current cash on hand will meet our anticipated cash requirements into the fourth quarter of fiscal 2020. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of May 4, 2020, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 12% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

ARCH THERAPEUTICS, INC.

Date: May 5, 2020	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2020	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)