Form 10-Q
period 2020-06-30
Arch Therapeutics, Inc.
filed 2020-07-23
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 22, 2020, 193,044,766 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three Months ended June 30, 2020

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2020 (Unaudited) and September 30, 2019

	June 30, 2020 (Unaudited)	September 30, 2019
ASSETS
Current assets:
Cash	$2,012,876	$2,180,329
Inventory, net	977,596	346,647
Prepaid expenses and other current assets	166,306	362,705
Total current assets	3,156,778	2,889,681

Long-term assets:
Property and equipment, net	6,012	9,023
Other assets	3,500	3,500
Total long-term assets	9,512	12,523

Total assets	$3,166,290	$2,902,204

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$302,301	$533,555
Accrued expenses and other liabilities	185,011	180,256
Current portion of PPP Loan	67,860	-
Total current liabilities	555,172	713,811

Long-term liabilities:
Long-term portion of PPP loan	108,440	-
Long-term Promissory Convertible Note	550,000	-
Long-term derivative liability	2,275,859	2,995,690
Total long-term liabilities	2,934,299	2,995,690

Total liabilities	3,489,471	3,709,501

Commitments and contingencies	-	-

Stockholders’ equity (deficit) :
Common stock, $0.001 par value, 300,000,000 shares authorized, 195,590,220 and 173,577,233 shares issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	192,080	172,612
Additional paid-in capital	41,645,804	37,885,151
Accumulated deficit	(42,161,065)	(38,865,060)
Total stockholders’ equity (deficit)	(323,181)	(807,297)

Total liabilities and stockholders’ equity (deficit)	$3,166,290	$2,902,204

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended June 30,  2020 and 2019

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	858,853	933,567	2,726,823	2,990,800
Research and development expenses	382,847	638,694	1,289,013	1,856,651
Total operating expenses	1,241,700	1,572,261	4,015,836	4,847,451

Operating loss	(1,241,700)	(1,572,261)	(4,015,836)	(4,847,451)

Other income
Decrease to fair value of derivative	337,333	283,099	719,831	1,128,014
Total other income	337,333	283,099	719,831	1,128,014

Net loss	$(904,367)	$(1,289,162)	$(3,296,005)	$(3,719,437)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted common shares - basic and diluted	188,340,505	168,396,553	186,438,587	164,238,397

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

For the Three and Nine Months Ended June 30, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at March 31, 2019	163,946,849	$163,947	$36,382,873	$(36,747,753)	$(200,933)

Net loss	-	-	-	(1,289,162)	(1,289,162)

Issuance of common stock and warrants, net of financing costs	8,615,384	8,615	1,083,272	-	1,091,887

Stock based compensation expense	-	-	226,671	-	226,671

Balance at June 30, 2019	172,562,233	$172,562	$37,692,816	$(38,036,915)	$(171,537)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at March 31, 2020	186,897,947	$186,898	$40,534,282	$(41,256,698)	$(535,518)

Net loss	-	-	-	(904,367)	(904,367)

Shares issued for the exercise of warrants	5,181,819	5,182	927,546	-	932,728

Stock based compensation expense	-	-	183,976	-	183,976

Balance at June 30, 2020	192,079,766	$192,080	$41,645,804	$(42,161,065)	$(323,181)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended June 30, 2019	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at September 30, 2018	159,815,013	$159,815	$35,517,491	$(34,317,478)	$1,359,828

Net loss	-	-	-	(3,719,437)	(3,719,437)

Issuance of common stock and warrants, net of financing costs	8,615,384	8,615	1,083,272	-	1,091,887

Shares issued for the exercise of stock options - cashless	477,269	477	(477)	-	-

Shares issued for the exercise of stock options	87,567	88	32,312	-	32,400

Issuance of restricted stock	3,517,000	3,517	(3,517)	-	-

Issuance of restricted stock for services	50,000	50	21,450	-	21,500

Stock based compensation expense	-	-	1,042,285	-	1,042,285

Balance June 30, 2019	172,562,233	$172,562	$37,692,816	$(38,036,915)	$(171,537)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at September 30, 2019	172,612,233	$172,612	$37,885,151	$(38,865,060)	$(807,297)

Net loss	-	-	-	(3,296,005)	(3,296,005)

Shares issued for the exercise of warrants	5,181,819	5,182	927,546	-	932,728

Issuance of common stock and warrants, net of financing costs	14,285,714	14,286	2,152,876	-	2,167,162

Stock based compensation expense	-	-	680,231	-	680,231

Balance at June 30, 2020	192,079,766	$192,080	$41,645,804	$(42,161,065)	$(323,181)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended June 30, 2020 and 2019

	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Cash flows from operating activities:
Net loss	$(3,296,005)	$(3,719,437)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	5,466	6,320
Stock-based compensation	680,231	1,042,285
Issuance of restricted stock for services	-	21,500
Increase in inventory reserve	95,637	-
Decrease to fair value of derivative	(719,831)	(1,128,014)
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(726,586)	-
Prepaid expenses and other current assets	196,399	(442,728)
Increase (decrease) in:
Accounts payable	(231,254)	(53,282)
Accrued expenses and other liabilities	4,755	(14,481)
Net cash used in operating activities	(3,991,188)	(4,287,837)

Cash flows from investing activities:
Purchases of property and equipment	(2,455)	-
Net cash used in investing activities	(2,455)	-

Cash flows from financing activities:
Proceeds received from PPP loan	176,300	-
Proceeds received from promissory convertible note	550,000	-
Proceeds from issued common stock and warrants, net of financing costs	2,167,162	2,769,849
Proceeds from exercise of warrants	932,728	-
Proceeds from exercise of stock options	-	32,400
Net cash provided by financing activities	3,826,190	2,802,249

Net decrease in cash	(167,453)	(1,485,588)

Cash, beginning of year	2,180,329	4,667,410

Cash, end of period	$2,012,876	$3,181,822

Non-cash financing activities:
Warrant derivative liability	$-	$1,628,113
Exercise of stock options - cashless	$-	$477
Issuance of restricted stock	$-	$3,567
Issuance of restricted stock for services	$-	$21,500
Series J Warrants cost	$219,737	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2019. There have been no material changes to our significant accounting policies during the nine months ended June 30, 2020.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2020 and September 30, 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises expenditures incurred in acquiring the inventories, the cost of conversion and other costs incurred in bringing them to their existing location and condition. The cost of raw materials, work-in-progress and finished goods and other products are determined on a First in First out (FiFo) basis. When determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Inventory reserves are included in research and development expenses for the three and nine months ended June 30, 2020. As of September 30, 2019, no reserve for obsolescence was considered necessary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the nine months ended June 30, 2020 and 2019 there has not been any impairment of long-lived assets.

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

At June 30, 2020 and September 30, 2019, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from July 1, 2020 and ending on July 22, 2020 the date which these unaudited interim consolidated financial statements were issued. The Company disclosed material subsequent events, if any, in Note 15.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of June 30, 2020, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Finally, some of our product candidates or the materials contained therein (such as the APIs for our AC5® product line), are manufactured from facilities in areas impacted by the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively.

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

3.	PROPERTY AND EQUIPMENT

At June 30, 2020 and September 30, 2019, property and equipment consisted of:

	Estimated Useful Life	June 30, 2020	September 30, 2019
Furniture and fixtures	5 years	$9,357	$9,357

Leasehold improvements	Life of Lease	8,983	8,983

Computer equipment	3 years	11,141	8,686

Lab equipment	5 years	1,000	1,000

		30,481	28,026

Less – accumulated depreciation		24,469	19,003

Property and equipment, net		$6,012	$9,023

For the three months ended June 30, 2020 and 2019 depreciation expense recorded was $1,765 and $2,759, respectively. For the nine months ended June 30, 2020 and 2019 depreciation expense recorded was $5,466 and $6,320, respectively.

4.	INVENTORIES

Inventories consist of the following:

	June 30, 2020	September 30, 2019
Goods-in-process	$1,073,233	$328,500
Raw Material	-	18,147
Inventory Reserves	(95,637)	—
Total	$977,596	$346,647

The increase in inventory is due to continued manufacturing and receipt of our AC5 in preparation for commercialization and product rollout. There was no reserve as of September 30, 2019. Included in research and development expense for the three months ended June 30, 2020 is an increase to the inventory reserve of $45,945 which is attributable to required product testing during the manufacturing process. Included in research and development expense for the nine months ended June 30, 2020 is an inventory reserve of $95,637. In determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

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

As of June 30, 2020, a total of 19,104,212 options had been issued to employees and directors and 7,577,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the nine months ended June 30, 2020, the Company granted 2,610,000 options to employees and directors and 550,000 options to consultants to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the nine months ended June 30, 2020 was based on the fair market value or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the nine months ended June 30, 2020; expected volatility, 79.69% - 119.44%, risk-free interest rate, 0.73% - 3.23%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 5.75 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility was derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Common Stock Options

Stock compensation activity under the 2013 Plan for the nine months ended June 30, 2020 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	15,807,911	$0.40	3.14	$142,810
Awarded	3,160,000	$0.23	—	—
Forfeited/Cancelled	(757,913)	$0.47	—	—
Outstanding at June 30, 2020	18,209,998	$0.36	2.67	$69,775
Vested at June 30, 2020	15,538,445	$0.38	2.94	$68,675
Vested and expected to vest at June 30, 2020	18,209,998	$0.36	2.67	$69,775

As of June 30, 2020, 4,788,356 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2020 and 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $145,000 and $187,000, respectively. Of this amount during the three months ended June 30, 2020 and 2019, $56,000 and $103,000, respectively, were recorded as research and development expenses, and $89,000 and $84,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the nine months ended June 30, 2020 and 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $561,000 and $728,000, respectively. Of this amount during the nine months ended June 30, 2020 and 2019, $243,000 and $284,000, respectively, were recorded as research and development expenses, and $318,000 and $444,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the nine months ended June 30, 2020, 0 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash. During the nine months ended June 30, 2019, 87,567 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash resulting in proceeds to the Company of $32,400. During the nine months ended June 30, 2020, 0 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis. During the nine months ended June 30, 2019, 1,437,433 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 477,269 shares of the Company’s Common Stock.

As of June 30, 2020, there is approximately $363,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.94 years.

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

On September 5, 2018, the Company awarded 100,000 shares of Restricted Stock to a consultant. The shares subject to this grant are awarded under the 2013 Plan and 50,000 vest 90 days from the date of the award and 50,000 vest 365 days from the date of the award. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. As of June 30, 2020, all restricted shares have vested.

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

Restricted stock activity in shares under the 2013 Plan for the nine months ended June 30, 2020 and 2019 follows:

	2020	2019
Non Vested at September 30, 2019 and 2018	965,000	2,815,000
Awarded	—	—
Vested	—	(1,800,000)
Forfeited	—	—
Non Vested at June 30, 2020 and 2019	965,000	1,015,000

The weighted average restricted stock award date fair value information for the nine months ended June 30, 2020 and 2019 follows:

	2020	2019
Non Vested at September 30, 2019 and 2018	$0.57	$0.57
Awarded	—	—
Vested	—	(0.64)
Forfeited	—	—
Non Vested at June 30, 2020 and 2019	$0.57	$0.43

For both the three months ended June 30, 2020 and 2019 compensation expense recorded for the restricted stock awards was approximately $39,000. For the nine months ended June 30, 2020 and 2019 compensation expense recorded for the restricted stock awards was approximately $119,000 and $336,000, respectively.

6.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant are outside the 2013 Plan and were scheduled to fully vest on the second anniversary of the date of grant. On May 1, 2018, the vesting date for 1,767,000 shares was amended to November 2018. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants would have immediately vested. During the nine months ended June 30, 2020 and 2019, 0 and 1,767,000 shares of restricted stock, respectively, awarded outside the 2013 Plan vested.

Restricted Stock activity in shares for the nine months ended June 30, 2020 and 2019 is as follows:

	2020	2019
Non Vested at September 30, 2019 and 2018	—	1,767,000
Awarded	—	—
Vested	—	(1,767,000)
Forfeited	—	—
Non Vested at June 30, 2020 and 2019	—	—

The weighted average restricted stock award date fair value information for the nine months ended June 30, 2020 and 2019 follows:

	2020	2019
Non Vested at September 30, 2019 and 2018	$—	$0.39
Awarded	—	—
Vested	—	0.39
Forfeited	—	—
Non Vested at June 30, 2020 and 2019	$—	$—

For both of the three and nine months ended June 30, 2020 and 2019, compensation expense recorded for the restricted stock awards was $0.

7.	2015 PRIVATE PLACEMENT FINANCING

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

The 2015 Registration Rights Agreement also obligated the Company to register the resale of all securities covered by the 2015 Registration Rights Agreement on a short-form registration statement on Form S-3 as soon as the Company becomes eligible to use Form S-3. On October 31, 2016, the Company filed a resale registration statement on Form S-3 (the “2015 S-3”) to register the remaining securities covered by the 2015 Registration Rights Agreement, and the 2015 S-3 was declared effective on November 23, 2016. Pursuant to Rule 429 promulgated under the Securities Act, the 2015 S-3 contained a combined prospectus that covered the securities that remained unsold under the 2015 S-1 and also which became effective on the date that the 2015 S-3 was declared effective.

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

On June 3, 2020, the Company entered into an agreement (the “Agreement”) with the holders of a majority (the “Majority Holders”) of the outstanding Series D Warrants (the “Warrant”) resulting in approximately $850,000 of proceeds as a result of the full exercise of their Warrants. The Agreement provides for the reduction of the Series D Warrant exercise price from $0.25 to $0.18 per share, and the elimination of a provision that prevents the Series D Warrants from being exercised if the holder’s beneficial ownership would exceed 4.9% as a result. Under the terms of the Agreement, in exchange for fully exercising their remaining Warrants for 4,727,273 shares of common stock on June 4, 2020, the Majority Holders were issued Series J Warrants to purchase 3,545,454 shares of common stock at an exercise price of $0.25 over a 1 year term.

On June 22, 2020, the Company entered into a Series J Warrant Issuance Agreement (the “Keyes Sulat Agreement”) with the Keyes Sulat Revocable Trust (the “Trust”), also a holder of outstanding Series D Warrants, resulting in approximately $82,000 of proceeds as a result of the full exercise of the Trust’s Warrants. Under the terms of the Keyes Sulat Agreement, in exchange for fully exercising the Trust’s remaining Warrants for 454,546 shares of common stock on June 22, 2020, the Trust was issued Series J Warrants to purchase 340,910 shares of common stock at an exercise price of $0.25 over a 1 year term. James R. Sulat, a member of the Board, is a co-trustee of the Trust, of which members of Mr. Sulat’s immediate family are beneficiaries. Mr. Sulat disclosed his interest in the Trust to the Board prior to its approval of the transaction, and abstained from voting on the transaction.

As a result of the issuance of the Series J Warrants, in conjunction with the exercise of the Series D Warrants, the Company recorded in equity a noncash equity issuance cost valued at approximately $220,000. This charge was estimated using the Black-Scholes Option Pricing Model with the following assumptions; expected volatility, 88.15%, risk-free interest rate, 0.16%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 1.08 years. The series J Warrants are indexed to the Company’s stock and are classified as equity.

During the three and nine months ended June 30, 2020, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 5,181,819 shares of the Company’s common stock resulting in gross proceeds to the Company of $932,728. During the three and nine months ended June 30, 2019 , 0 Series D Warrants had been exercised. As of June 30, 2020, 3,792,570 Series D Warrants expired.

Common Stock

At the June 30, 2015 the Initial Closing Date of the 2015 Private Placement Financing, the Company issued 13,936,367 shares of Common Stock. On July 2, 2015, the Company conducted the Second Closing pursuant to which it sold and one of the 2015 Investors purchased 454,387 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series D Warrants relating to the aforementioned 2015 Private Placement Financing in accordance with ASC 815-40, Derivatives and Hedging. Because the Series D Warrants and the Series J Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity (deficit) in the accompanying consolidated financial statements.

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

We engaged Maxim Group LLC (“Maxim”) as our exclusive institutional investor placement agent in connection with the 2016 Private Placement Financing, and in consideration for the services provided by it, Maxim was entitled to receive cash fees equal to 8.2% of the gross proceeds received by us from certain institutional investors participating in the 2016 Private Placement Financing (the “Maxim Investors”), as well as reimbursement for all reasonable expenses incurred by it in connection with its engagement. We received gross proceeds of approximately $3,390,600 in the aggregate, of which approximately $2,084,000 was attributable to the Maxim Investors, resulting in a fee of approximately $171,000.On May 26, 2016, we entered into a registration rights agreement with the 2016 Investors (the “2016 Registration Rights Agreement”), pursuant to which we became obligated, subject to certain conditions, to file with the Securities and Exchange Commission (the “SEC”) within 45 days after the closing of the 2016 Private Placement Financing one or more registration statements (the “2016 S-1”) to register the shares of Common Stock issued in the Closings and the Series E Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). As a result, we registered for resale under the 2016 S-1 an aggregate of 16,482,082 shares of Common Stock, representing the 9,418,334 shares issued at the closing of the 2016 Private Placement Financing and the 7,063,748 shares underlying the Series E Warrants. On July 13, 2016, we received from the SEC a Notice of Effectiveness of the 2016 S-1, which satisfied some of our obligation to register these securities with the SEC.

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

During the three and nine months ended June 30, 2020 and 2019, no Series E Warrants had been exercised. As of June 30, 2020, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

During the three and nine months ended June 30, 2020 and 2019, no Series F Warrants had been exercised. As of June 30, 2020, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities was less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid-in capital. During the three months ended June 30, 2020 and 2019, $0 and $211,100 were recorded decrease the fair value of derivative, respectively. During the nine months ended June 30, 2020 and 2019, $0 and $274,404 were recorded to decrease the fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs	June 30,	September 30,
(Level 3)	2020	2019
Beginning balance at September 30, 2019 and 2018	$1,000,000	$1,274,404

Issuances	—	—

Adjustments to estimated fair value	—	(274,404)

Ending balance at June 30, 2020 and September 30, 2019	$1,000,000	$1,000,000

The derivative liabilities were valued as of June 30, 2020 and September 30, 2019 using the Black Scholes Model with the following assumptions:

	June 30, 2020	September 30, 2019
Closing price per share of common stock	$0.16	$0.24
Exercise price per share	$0.75	$0.75
Expected volatility	83.07%	78.15%
Risk-free interest rate	0.14%	1.60%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	1.61	2.37

10.	2018 REGISTERED DIRECT OFFERING

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

The number of shares of the Company’s Common Stock into which each of the Series G Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series G Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series G Warrant for an amount of cash equal to $0.11 for each share of Common Stock underlying the Series G Warrant. During the nine months ended June 30, 2020 and 2019, no Series G Warrants had been exercised. As of June 30, 2020, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,461,248, the remaining proceeds of $2,063,794 were allocated to the Common Stock Subscribed but Unissued and additional paid-in capital. On July 2, 2018 the Common Stock subscribed but Unissued was recorded as Common Stock. During the three months ended June 30, 2020 and 2019, $0 and $530,677 was recorded to decrease the fair value of derivative, respectively. During the nine months ended June 30, 2020 and 2019, $0 and $890,088 were recorded to decrease the fair value of derivative, respectively

Fair Value Measurements Using Significant Unobservable Inputs	June 30,	September 30,
(Level 3)	2020	2019
Beginning balance at September 30, 2019 and 2018	$748,275	$1,917,348

Issuances	—	—

Adjustments to estimated fair value	—	(1,169,073)

Ending balance at June 30, 2020 and September 30,2019	$748,275	$748,275

The derivative liabilities were valued as of June 30, 2020 and September 30, 2019 using the Black Scholes Model with the following assumptions:

	June 30, 2020	September 30, 2019
Closing price per share of common stock	$0.16	$0.24
Exercise price per share	$0.70	$0.70
Expected volatility	85.02%	78.72%
Risk-free interest rate	0.18%	1.56%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	2.97	3.73

11.	2019 REGISTERED DIRECT OFFERING

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

The gross proceeds to Arch from the 2019 Financing, which were received as of May 13, 2019, were approximately $2.8 million before deducting financing costs of approximately $51,200. The number of shares of the Company’s Common Stock into which each of the Series H Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series H Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series H Warrant for an amount of cash equal to $0.0533 for each share of Common Stock underlying the Series H Warrant. During the three months ended June 30, 2020, no Series H Warrants had been exercised. As of June 30, 2020, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2019 Financing of $2,748,821, the remaining proceeds of $1,120,708 were allocated to the Common Stock and additional-paid-in-capital. During the three and nine months ended June 30, 2020, $337,333 and $719,831, respectively, were recorded to decrease the fair value of derivative. During the three and nine months ended June 30, 2019, $36,478, respectively, was recorded to increase the fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs	June 30,	September 30,
(Level 3)	2020	2019
Beginning balance at September 30, 2019 and 2018	$1,247,415	$—

Issuances	—	1,628,113

Adjustments to estimated fair value	(719,831)	(380,698)

Ending balance at June 30, 2020 and September 30, 2019	$527,584	$1,247,415

The derivative liabilities were valued as of June 30, 2020, September 30, 2019 and May 14, 2019 using the Black Scholes Model with the following assumptions:

	June 30, 2020	September 30, 2019	May 14, 2019
Closing price per share of common stock	$0.16	$0.24	$0.283
Exercise price per share	$0.40	$0.40	$0.40
Expected volatility	81.94%	92.11%	93.44%
Risk-free interest rate	0.24%	1.55%	2.20%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	3.85	4.61	5.00

12.	OCTOBER 2019 REGISTERED DIRECT OFFERING

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

During the nine months ended June 30, 2020, no Series I Warrants or Placement Agent Warrants had been exercised. As of June 30, 2020, up to 14,285,714 and 1,071,429 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

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

13.	CONVERTIBLE NOTE

On June 4, 2020, the Company issued unsecured 10% Convertible Notes in the aggregate principal amount of $550,000. The Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms in the Convertible Notes) into shares of the Company’s common stock, par value $0.001 per share (Common Stock), at a per share price of $0.27 (the “Conversion Price”); (iv) the ability of a holder of a Convertible Note (a “Holder”) to convert the Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, June 30, 2023; provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

During both the three and nine months ended June 30, 2020, the Company recorded interest expense as part of general and administrative expenses of approximately $4,000.

14.	PAYROLL PROTECTION PROGRAM LOAN

On April 25, 2020 the Company executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $176,300 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Loan has been made through First Republic Bank (the “Lender”).

The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months. Beginning seven months from the date of the PPP Note, the Company is required to make monthly payments of principal and interest of approximately $10,000 to the Lender.

The PPP Note contains customary events of default relating to, among other things, payment defaults, providing materially false and misleading representations to the SBA or Lender, or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment.

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

The Company evaluated all events or transactions that occurred through July 22, 2020, the date which these consolidated financial statements were available to be issued. On March 11, 2020, the World Health Organization (“WHO”) declared COVID-19 a pandemic. We are currently evaluating the impact of the COVID-19 pandemic on the Company and have concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position and results of its operations the specific impact is not readily determinable as of the date of these financial statements. Some of our product candidates or the materials contained therein (such as the APIs for our AC5® product line), are manufactured from facilities in areas impacted by the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On July 1, 2020, a special meeting of the Company was held. At the meeting, the stockholders approved an increase to the number of authorized shares of our common stock, par value $0.001 per share (“Common Stock”), from 300,000,000 to 800,000,000 shares. The results of the stockholders’ vote were 103,553,044 votes for, 33,707,332 votes against and 3,678,519 abstained.

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

To date, the Company has principally raised capital through borrowings and the issuance of convertible debt and units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its current and potential products. As of July 22, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2021. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

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

We believe that the Company has cash on hand to meet its anticipated cash requirements into the first quarter of fiscal 2021. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. In addition to the foregoing, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

Liquidity

We have generated no revenues to date. We devote a significant amount of our efforts on fundraising as well as planning and conducting product research and development and activities in connection with obtaining regulatory marketing authorization. For the three months ended June 30, 2020, we had a net loss of $904,367 versus a net loss of $1,289,162 in the comparable period in the prior year. The loss for the three months ended June 30, 2020 can be attributable by research and development expenses, including regulatory marketing authorization and general and administrative costs partially offset by an adjustment of derivative liabilities of $337,333. The loss for the three months ended June 30, 2019 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to stock based compensation partially offset by an adjustment of $283,099 to the derivative liabilities. For the nine months ended June 30, 2020, we had a net loss of $3,296,005 versus a net loss of $3,719,437 in the comparable period in the prior year. The loss for the nine months ended June 30, 2020 can be attributable to research and development expenses, including regulatory marketing authorization and product research, general and administrative costs, primarily relating to consulting and by an adjustment of $719,831, to the derivative liabilities. The loss for the nine months ended June 30, 2019 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to consulting and by an adjustment of $1,128,014, to the derivative liabilities.

Cash used in operating activities decreased $296,649, during the nine months ended June 30, 2020 to $3,991,188 compared to $4,287,837 for the nine months ended June 30, 2019. Cash at June 30, 2020 decreased by $167,453 to $2,012,876 compared to $2,180,329 as of September 30, 2019.

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

On March 23, 2020, we announced that the FDA provided clearance to market AC5® Topical Gel that is manufactured using an additional supplier and manufacturing processes. AC5® Topical Gel is intended for use in the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds.

On April 13, 2020 we announced receipt of the CE (Conformité Européenne) mark for a first-in-class wound care product, AC5TM Topical Hemostat, allowing for commercializion in Europe as a dressing and to control bleeding in external skin wounds in both out- and in-patient settings.

On April 25, 2020 the Company executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $176,300 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Loan has been made through First Republic Bank (the “Lender”).

The Payroll Protection Program Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months. Beginning seven months from the date of the PPP Note, the Company is required to make monthly payments of principal and interest of approximately $10,000 to the Lender.

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

On June 4, 2020, the Company issued unsecured 10% Convertible Notes in the aggregate principal amount of $550,000. The Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms in the Convertible Notes) into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a per share price of $0.27 (the “Conversion Price”); (iv) the ability of a holder of a Convertible Note (a “Holder”) to convert the Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (”VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, June 30, 2023; provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

On June 3, 2020, the Company entered into an agreement (the “Agreement”) with the holders of a majority (the “Majority Holders”) of the outstanding Series D Warrants (the “Warrant”) resulting in approximately $850,000 of proceeds as a result of the full exercise of their Warrants. The Agreement provides for the reduction of the Series D Warrant exercise price from $0.25 to $0.18 per share, and the elimination of a provision that prevents the Series D Warrants from being exercised if the holder’s beneficial ownership would exceed 4.9% as a result. Under the terms of the Agreement, in exchange for fully exercising their remaining Warrants for 4,727,273 shares of common stock on June 4, 2020, the Majority Holders were issued Series J Warrants to purchase 3,545,454 shares of common stock at an exercise price of $0.25 over a 1 year term.

On June 22, 2020, the Company entered into a Series J Warrant Issuance Agreement (the “Keyes Sulat Agreement”) with the Keyes Sulat Revocable Trust (the “Trust”), also a holder of outstanding Series D Warrants, resulting in approximately $82,000 of proceeds as a result of the full exercise of the Trust’s Warrants. Under the terms of the Keyes Sulat Agreement, in exchange for fully exercising the Trust’s remaining Warrants for 454,546 shares of common stock on June 22, 2020, the Trust was issued Series J Warrants to purchase 340,910 shares of common stock at an exercise price of $0.25 over a 1 year term. James R. Sulat, a member of the Board, is a co-trustee of the Trust, of which members of Mr. Sulat’s immediate family are beneficiaries. Mr. Sulat disclosed his interest in the Trust to the Board prior to its approval of the transaction, and abstained from voting on the transaction. On June 30, 2020, the remaining 3,792,570 Series D Warrants expired.

On July 1, 2020, a special meeting of the Company was held. At the meeting, the stockholders approved an increase to the number of authorized shares of our common stock, par value $0.001 per share (“Common Stock”), from 300,000,000 to 800,000,000 shares. The results of the stockholders’ vote were 103,553,044 votes for, 33,707,332 votes against and 3,678519 abstained.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three months ended June 30, 2020 Compared to Three months ended June 30, 2019

	June 30,	June 30,	Increase
	2020	2019	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	858,853	933,567	(74,714)
Research and development	382,847	638,694	(255,847)
Operating loss	(1,241,700)	(1,572,261)	(330,561)
Other income	337,333	283,099	54,234
Net loss	(904,367)	(1,289,162)	384,795

Revenue

We did not generate revenue in either of the three months ended June 30, 2020 or 2019.

General and Administrative Expense

General and administrative expenses during the three months ended June 30, 2020 were $858,853; a decrease of $74,719 compared to $933,567 for the three months ended June 30, 2019. The decrease in general and administrative expense primarily consists of payroll, stock based compensation, consulting and travel costs. General and administrative expenses are generally expected to increase in the future as a result of additional staffing and outside consultants to assist in the commercial rollout, increased stock based compensation as well as increased costs associated with the company’s fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended June 30, 2020 was $382,847, a decrease of $255,847 compared to $638,694 for the three months ended June 30, 2019. The decrease in research and development expense is primarily attributable to an adjustment of the inventory reserve, product development and payroll related costs. Since the Company is pre-revenue, the inventory reserve is recorded as a component of research and development expense. Research and development expenses are generally expected to increase in the future as a result of our plans for additional product development, clinical and regulatory programs.

Other Income

Other income during the three months ended June 30, 2020 was a decrease of compared to total other income of $283,099. The decrease in other income was primarily the result of a change in fair market value of the derivative liabilities.

Nine months ended June 30, 2020 Compared to Nine months ended June 30, 2019

	June 30,	June 30,	Increase
	2020	2019	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	2,726,823	2,990,800	(263,977)
Research and development	1,289,013	1,856,651	(567,638)
Operating loss	(4,015,836)	(4,847,451)	(831,615)
Other income	719,831	1,128,014	(408,183)
Net (loss)	(3,296,005)	(3,719,437)	(423,432)

Revenue

We did not generate revenue in either of the nine months ended June 30, 2020 and 2019.

General and Administrative Expense

General and administrative expenses during the nine months ended June 30, 2020 were $2,776,823, a decrease of $263,977 compared to $2,990,800 for the nine months ended June 30, 2019. The decrease in general and administrative expense is primarily attributable to reduced stock based compensation and consulting costs partially offset by payroll and legal costs. General and administrative expenses are generally expected to increase in the future as a result of additional staffing and outside consultants to assist in the commercial rollout, increased stock based compensation as well as increased costs associated with the company’s fundraising efforts.

Research and Development Expense

Research and development expense during the nine months ended June 30, 2020 was $1,289,013, a decrease of $567,638 compared to $1,856,651 for the nine months ended June 30, 2019. The decrease in research and development expense is primarily attributable to the timing of product purchases and preclinical testing and evaluation, partially offset by the establishment of an inventory reserve. Since the Company is pre-revenue, the inventory reserve is recorded as a component of research and development expense.

Research and development expenses are generally expected to increase in the future as a result of our plans for additional product development, clinical and regulatory programs.

Other Income

Other income during the nine months ended June 30, 2020 was $719,831 a decrease of $408,183 compared to total other income of $1,128,014 for the nine months ended June 30, 2019. The decrease in other income was primarily the result of the change in the fair market value of derivative liabilities partially offset by noncash interest expense.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations. At June 30, 2020, we had cash of $2,012,876 and positive working capital of $2,601,606.

Working Capital

At June 30, 2020, we had total current assets of $3,156,778 (including cash of $2,012,876) and working capital of $2,601,606. Our working capital as of June 30, 2020 and September 30, 2019 are summarized as follows:

	June 30,	September 30,
	2020	2019
Total Current Assets	$3,156,778	$2,889,681
Total Current Liabilities	555,172	713,811
Working Capital	$2,601,606	$2,175,870

Total current assets as of June 30, 2020 were $3,156,778, an increase of $267,097 compared to $2,889,681 as of September 30, 2019. The increase in current assets is primarily attributable to $2,500,000 received from the issuance of common stock and warrants, $176,300 received from the PPP loan, $550,000 received from the issuance of a convertible note and $932,728 from the exercise of Series D Warrants partially offset by general and administrative expenses resulting from intellectual property costs and research and development expenses incurred in connection with activities to develop our primary product candidate partially offset by. Our total current assets as of June 30, 2020 and September 30, 2019 were comprised primarily of cash, inventory and prepaid expenses and other current assets.

Total current liabilities as of June 30, 2020 were $555,172, a decrease of $158,639 compared to $713,811 as of September 30, 2019. The decrease is primarily due to a decrease in accounts payable partially offset by the current portion of the PPP loan. Our total current liabilities as of June 30, 2020 and September 30, 2019 were comprised of accounts payable, accrued expenses and other liabilities and the current portion of the PPP loan.

Cash Flow for the nine months ended

	June 30,	June 30,
	2020	2019
Cash Used in Operating Activities	$(3,991,188)	$(4,287,837)
Cash Used in Investing Activities	(2,455)	—
Cash Provided by Financing Activities	3,826,190	2,802,249
Net (decrease) in cash	$(167,453)	$(1,485,588)

Cash Used in Operating Activities

Cash used in operating activities decreased $296,649 to $3,991,188 during the nine months ended June 30, 2020 compared to $4,287,837 during the nine months ended June 30, 2019. The decrease in cash used in operating activities is primarily attributable to a reduction in consulting costs and product and development costs. This is partially offset at the end the of quarter, by an increase in inventory is due to continued manufacturing and processing of our AC5.

Cash Used in Investing Activities

Cash used in investing activities increased $2,455 to $2,455 during the nine months ended June 30, 2020, compared to $0 during the nine months ended June 30, 2019. For the nine months ended June 30, 2020, cash used in investing activities is attributed to computer hardware purchases.

Cash Provided by Financing Activities

Cash provided by financing activities increased $1,023,941, to $3,826,190 during the nine months ended June 30, 2020, compared to $2,802,249 during the nine months ended June 30, 2019. For the nine months ended June 30, 2020, the cash provided by financing activities resulted from $2,167,162 from the issuance of common stock and warrants in the October 2019 Financing, $176,300 received from the PPP loan, $550,000 received from the issuance of a convertible note and $932,728 from the exercise of Series D Warrants. For the nine months ended June 30, 2019, the cash provided by financing resulted from $2,769,849 from the issuance of common stock and warrants in the 2019 Financing $32,400 from the exercise of stock option to purchase 87,567 shares of our Common Stock..

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of July 22, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2021. We may not generate revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

Going Concern

From inception, we have not earned operating revenues from sales of products or services and have recurring losses from operations. While the Company anticipates that it will have cash on hand into the first quarter of fiscal 2021, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2020, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

The Company accounts for employee and nonemployee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”), which requires all share-based payments to be recognized in the consolidated financial statements based on their fair values. In accordance with FASB ASC Topic 718, we have elected to use the Black-Scholes option-pricing model to determine the fair value of options granted and we recognize the compensation cost of share-based awards on a straight-line basis over the vesting period of the award.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2020, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Should the coronavirus continue to spread, our business operations could and will likely be delayed or interrupted. For instance, clinical use may be delayed due to among other items, availability of clinicians, follow-up by patients, availability of facility administrators to coordinate product evaluations and intake, and the ability to get product shipped to clinical sites. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our current and future clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could and will materially affect the development and study of our product candidates.

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

In addition, and as noted elsewhere, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2021. Accordingly, while the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

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

We are a development stage company with no commercially marketed products. Our initial product candidates are being prepared for initial commercial use. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. As of July 22, 2020, we believe that our current cash will meet anticipated requirements into the first quarter of fiscal 2021 and we will need to raise additional capital before then.

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

As noted above under the risk factor entitled “There is substantial doubt about our ability to continue as a going concern,” we are a development stage company with no commercially marketed products. Consequently, we have incurred losses in each year since our inception and we expect that losses will continue to be incurred in the foreseeable future in the operation of our business. To date, we have financed our operations entirely through equity and debt investments by founders, other investors and third parties, and we expect to continue to rely on these sources of funding, to the extent available in the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs incurred in connection with both the closing of the Merger and complying with public company reporting and control obligations, and personnel expenses. We have devoted much of our operational effort to date to the research and development of our core technology, including selecting our initial product composition, conducting safety and other related tests, conducting a human trial for safety and performance, developing methods for manufacturing scale-up, reproducibility and validation, and developing and protecting the intellectual property rights underlying our technology platform.

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

Based on our current operating expenses and working capital requirements, as of July 22, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2021. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5® Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to re-file our 510(k) submission for our AC5® Topical Gel, and filed a 510(k) submission during the third calendar quarter of 2018, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

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

As of July 22, 2020, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants and Series G Warrants. As defined in the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

Risks Related to Our Business, Financial Position and Capital Requirements - Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union is a source of instability and uncertainty.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union is a source of instability and uncertainty.

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

We cannot market and sell any product candidate in the U.S. or in any other country or region if we fail to obtain the necessary marketing authorization, clearances or certifications from applicable government agencies.

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

As of July 6, 2020, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Six patent portfolios assigned to Arch Biosurgery, Inc. include a total of 34 patents and pending applications in a total of nine jurisdictions, including twelve patents and pending applications in the US. These portfolios cover self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including seven issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476; US 10,314,886; and US 10,682,386) that expire between 2026 and 2034 (absent patent term extension) as well as fourteen patents that have been either allowed, issued or granted in foreign jurisdictions.

We have entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (“MIT”) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include a total of 22 patents and pending applications drawn to self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof in a total of nine jurisdictions. The portfolios include five issued US patents (US 9,511,113; US 9,084,837; US 10,137,166; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent patent term extension), as well as fourteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

If we issue additional shares in the future, including issuances of shares upon exercise of the Series J Warrants, Series I Warrants, Placement Agent Warrants, Series H Warrants, Series G Warrants, Series F Warrants, and Series E Warrants, our existing stockholders will be diluted.

As of July 1, 2020, our articles of incorporation authorize the issuance of up to 800,000,000 shares of Common Stock. In June 2020, we issued certain of holders of our Series D Warrants Series J Warrants to acquire up to 3,886,364 shares of our Common Stock at an initial exercise price of $0.25 per share as consideration for those holders exercising their Series D Warrants in full to acquire 5,181,819 shares of our Common Stock at $0.18 per share. As of July 22, 2020, up to 3,886,364 shares may be acquired upon the exercise of the Series J Warrants.

In connection with the October 2019 Financing that closed on October 18, 2019, we issued an aggregate of 14,285,714 shares of our Common Stock, which equaled approximately 8% of the 173,577,233 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the October 2019 Financing. Upon the closing of the October 2019 Financing, we also issued Series I Warrants to acquire up to an additional 14,285,714 shares of our Common Stock at an initial exercise price of $0.22 per share and additional warrants to acquire up to an additional 1,071,429 shares of our Common Stock at an initial exercise price of $0.21875 per share to designees of H.C. Wainwright & Co., LLC, the placement agent that the Company engaged in connection with the October 2019 Financing (the “Placement Agent Warrants”). As of July 22, 2020, up to 14,285,714 shares may be acquired upon the exercise of the Series I Warrants and up to 1,071,429 shares may be acquired upon the exercise of the Placement Agent Warrants.

In connection with the financing that closed on May 14, 2019 (the “2019 Financing”), we issued an aggregate of 8,615,384 shares of our Common Stock, which equaled approximately 5% of the 164,961,849 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2019 Financing. Upon the closing of the 2019 Financing, we also issued Series H Warrants to acquire up to an additional 8,615,384 shares of our Common Stock at an initial exercise price of $0.40 per share. As of July 22, 2020, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of July 22, 2020, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of July 22, 2020, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of July 22, 2020, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

Additionally, as of July 22, 2020, 4,788,354 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 18,210,002 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.65 per share and with a weighted average exercise price of $0.36 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series J Warrants, Series I Warrants, Placement Agent Warrants, Series H Warrants granted in connection with the 2019 Financing, the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, and the Series E Warrants granted in connection with the 2016 Private Placement Financing, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of July 22, 2020 we believe that our current cash on hand will meet our anticipated cash requirements into the first quarter of fiscal 2021. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of July 22, 2020, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 11% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

Item 2.-Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2020, the Company entered into a Series J Warrant Issuance Agreement with the Keyes Sulat Revocable Trust (the “Trust”) pursuant to which the Company agreed to issue the Trust a Series J Warrant to purchase up to 340,910 shares of common stock at an exercise price of $0.25 over a 1 year term (the “Trust Series J Warrant”) upon the Trust’s exercise of its Series D Warrant to purchase the 454,546 shares of common stock issuable thereunder at $0.18 per share. Later that day, theTrust exercised its Series D Warrant in full and the Company issued the Trust Series J Warrant upon receipt of the aggregate $81,818 exercise price. James R. Sulat, a member of the Board, is a co-trustee of the Trust, of which members of Mr. Sulat’s immediate family are beneficiaries. Mr. Sulat disclosed his interest in the Trust to the Board prior to its approval of the transaction, and abstained from voting on the transaction.

The Company did not engage an underwriter, and the issuance of the Trust Series J Warrant and the shares of Common Stock issuable thereunder has not been registered under the Securities Act in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act. Such securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Company determined that the issuance of such securities qualified for an exemption under Section 4(a)(2) of the Securities Act based on the following facts: (A) the Trust represented that (i) it is an accredited investor as defined in Rule 501 promulgated under the Securities Act; (ii) the Trust acquired the Securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof in violation of applicable securities laws; (iii) the Trust has sufficient investment experience to evaluate the risks of the investment; and (B)(1) the Company used no advertising or general solicitation in connection with the issuance and sale of the securities to the Trust and (2) the securities will be issued as restricted securities.

Item 6. Exhibits

Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.	X

3.2	Amended and Restated Bylaws, as adopted on May 20, 2020		8-K	3.1	000-54986	05/27/2020

10.1	PPP Note		8-K	10.1	000-54986	04/27/2020

10.2	Form of Amendment to Series D Warrants to Purchase Common Stock		8-K	10.1	000-54986	06/05/2020

10.3	Form of Series J Warrant		8-K	10.2	000-54986	06/05/2020

10.4	Form of Convertible Notes		8-K	10.3	000-54986	06/05/2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: July 23, 2020	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 23, 2020	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)