Form 10-K
period 2020-09-30
Arch Therapeutics, Inc.
filed 2020-12-11
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

The registrant met the “smaller reporting company”, and non-accelerated filer requirements as of the end of its 2020 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, based upon the aggregate worldwide market value of the voting and non-voting common equity held by the registrant’s non-affiliates as of March 31, 2020.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the average of the bid and asked price of such common equity, was approximately $37,000,000. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates.

As of December 10, 2020, 193,044,766 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Annual Report on Form 10-K contains forward-looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. Such forward-looking statements contained in this Form 10-K are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired regulatory approvals or marketing authorizations in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified in the documents Arch has filed, or will file with the Securities and Exchange Commission (“SEC”). Copies of Arch’s filings with the SEC may be obtained from the SEC Internet site at http://www.sec.gov. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

As used in this Annual Report on Form 10-K unless otherwise indicated, the “Company”, “we”, “us”, “our”, and “Arch” refer to Arch Therapeutics, Inc. and its consolidated subsidiary, Arch Biosurgery, Inc.

AC5, AC5-G, AC5-V, AC5-P, Crystal Clear Surgery, NanoDrape and NanoBioBarrier and associated logos are trademarks and/or registered trademarks of Arch Therapeutics, Inc. and subsidiary. All other trademarks, trade names and service marks included in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information included in this Annual Report on Form 10-K.

Corporate Overview

Arch Therapeutics, Inc., (together with its subsidiary, the “Company” or “Arch”) was incorporated under the laws of the State of Nevada on September 16, 2009, under the name Almah, Inc. which was a company previously organized to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, the Company completed a merger (the “Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company abandoned its prior business plan and changed its operations to the business of a biotechnology company. Our principal offices are located in Framingham, Massachusetts.

For financial reporting purposes, the Merger represented a “reverse merger.” ABS was deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the accumulated deficit and the historical operations that are reflected in the Company’s consolidated financial statements prior to the Merger are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information has been consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in this report.

ABS was incorporated under the laws of the Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc. On April 7, 2008, ABS changed its name from Clear Nano Solutions, Inc. to Arch Therapeutics, Inc. Effective upon the closing of the Merger, ABS changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc.

As of September 30, 2020, the Company has generated no operating revenues and has devoted substantially all of its efforts toward product research and development and conducting the clinical and regulatory programs required to commercialize its products. To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants.

The Company expects to incur substantial expenses for the foreseeable future relating to research, development, clinical trials and commercialization of its current and potential products. However, there can be no assurance that the Company will be successful in securing additional resources when needed, on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability of assets that might be necessary despite this uncertainty.

Current Business

We are a biotechnology company marketing or developing a number of products based on our innovative AC5® self-assembling technology platform. We believe these products can be important advances in the field of stasis and barrier applications, which includes stopping bleeding (“hemostasis”), controlling leaking (“sealant”) and managing wounds created during surgery, trauma or interventional care or from disease. We have generated no revenues to date and have devoted substantially all of our operational effort to the research, development and regulatory programs necessary to turn our core technology into commercial products. Our goal is to make care faster and safer for patients with products for use in external wounds, which we refer to as Dermal Sciences applications, and products for use inside the body, which we refer to as Biosurgery applications.

To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt and the issuance of units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its current and potential products. As of December 10, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2021. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

Core Technology

Our flagship products and product candidates are derived from our AC5 self-assembling peptide (“SAP”) technology platform and are sometimes referred to as AC5 or the “AC5 Devices.” These include AC5 Advanced Wound System and AC5 Topical Hemostat, which have received marketing authorization as medical devices in the United States and Europe, respectively, and which are intended for skin applications, such as management of complicated chronic wounds or acute surgical wounds. Other products are in development for use in minimally invasive or open surgical procedures and include, for example, AC5-GTM for gastrointestinal endoscopic procedures and AC5-VTM and AC5 Surgical Hemostat for hemostasis inside the body, all of which are currently investigational devices limited by law to investigational use.

Products based on the AC5 platform contain a biocompatible peptide that is synthesized from proteogenic, naturally occurring L-amino acids. Unlike products that contain traditional peptide sequences, when applied to a wound, AC5-based products intercalate into the interstices of the connective tissue and self-assemble into a protective physical-mechanical nanoscale structure that can provide a barrier to leaking substances, such as blood, while also acting as a biodegradable scaffold that enables healing. Self-assembly is a central component of the mechanism of action of our technology. Individual AC5 peptide units readily build themselves, or self-assemble, into an ordered network of nanofibrils when in aqueous solution by the following process:

•	Peptide strands line up with neighboring peptide strands, interacting via hydrogen bonds (non-covalent bonds) to form a ribbon-like structure called a beta sheet.
•	This process continues such that hundreds of strands organize with charged and polar side chains oriented on one face and non-polar side chains oriented on the opposite face of the beta sheets.
•	Interactions of the resulting structure with water molecules and ions results in formation nanofibrils, which extend in length and can join together to form larger nanofibers.
•	This network of AC5 peptide nanofibers forms the physical-mechanical barrier that is responsible for sealant, hemostatic and other properties, regardless of the presence of antithrombotic agents, and which subsequently becomes the scaffold that supports the repair and regeneration of damaged tissue.

Based on the intended application, we believe that the underlying AC5 SAP technology can impart important features and benefits to our products that may include, for instance, stopping bleeding (hemostasis), mitigating contamination, modulating inflammation, donating moisture, and enabling an appropriate wound microenvironment conducive to healing. For instance, AC5 Advanced Wound System, which is indicated for the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds, is shipped and stored at room temperature, is applied directly as a liquid, can conform to irregular wound geometry, and does not possess sticky or glue-like handling characteristics. We believe these properties enhance its utility in several settings and contribute to its user-friendly profile.

We believe that our technology lends itself to a range of potential applications in which there is a wound inside or on the body, and in which there is need for a hemostatic agent or sealant. For instance, the results of certain preclinical and clinical investigations have shown quick and effective hemostasis with the use of AC5 SAP technology, and that time to hemostasis (“TTH”) is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners.” Furthermore, the transparency and physical properties of certain AC5 Devices may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as surgery starts, a concept that we call Crystal Clear Surgery™. An example of a product that contains related features and benefits is AC5 Topical Hemostat, which is indicated for use as a dressing and to control mild to moderate bleeding, each during the management of injured skin and the micro-environment of an acute surgical wound.

Operations

Much of our operational efforts to date, which we often perform in collaboration with partners, have included selecting compositions and formulations for our initial products; conducting preclinical studies, including safety and other tests; conducting a human trial for safety and performance of AC5; developing and conducting a human safety study to assess for irritation and sensitization potential; securing marketing authorization for our first product in the United States and in Europe; developing, optimizing, and validating manufacturing methods and formulations, which are particularly important components of self-assembling peptide development; developing methods for manufacturing scale-up, reproducibility, and validation; engaging with regulatory authorities to seek early regulatory guidance as well as marketing authorization for our products; sourcing and evaluating commercial partnering opportunities in the United States and abroad; and developing and protecting the intellectual property rights underlying our technology platform.

Our present operating model relies on our small core team of key personnel, including employees, consultants, and advisors, who collaborate with third party service providers and facilities to conduct scale research, development, clinical, regulatory, manufacturing, commercialization legal, and other activities. Our internal team collectively has a broad range of expertise and experience working with and managing third party vendors. This general approach enables us to use the services of third party entities, which are expert in various aspects of our operations, while preserving capital and efficiencies by avoiding certain internal scale-up costs and resource duplication.

Our long-term business plan includes the following goals:

•	conducting biocompatibility, pre-clinical, and clinical studies on our products and product candidates;
•	obtaining additional marketing authorization for products in the United States, Europe, and other jurisdictions as we may determine;
•	continuing to develop third party relationships to manufacture, distribute, market and otherwise commercialize our products;
•	continuing to develop academic, scientific and institutional relationships to collaborate on product research and development;
•	expanding and maintaining protection of our intellectual property portfolio; and
•	developing additional product candidates in Dermal Sciences, Biosurgery, and other areas.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding as required to support the milestones described previously and our operations generally;
•	work with our manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing and tied to our development and commercialization needs;
•	further clinical development of our product platform;
•	assess our technology platform in order to identify and select product candidates for potential advancement into development;
•	seek regulatory input to guide activities related to expanded and new product marketing authorizations;
•	continue to expand and enhance our financial and operational reporting and controls;
•	pursue commercial partnerships; and
•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio.

In addition to capital required for operating expenses, depending upon additional input from EU and US regulatory authorities, as well as the potential for additional regulatory filings and approvals during the next 2 years, additional capital may be required. The estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently anticipate, as of December 10, 2020 we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2021. We could spend our financial resources much faster than we expect, in which case we would need to raise additional capital as our current funds may not be sufficient to operate our business for the entire duration of that period.

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

Since inception, we have funded our operations primarily through debt borrowings, the issuance of convertible debt and the issuance of units consisting of Common Stock and warrants, and we may continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. The terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors. Further, newly issued securities may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from additional collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment-banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs.

Research and Development

Preclinical and clinical testing of our product candidates is required in order to receive regulatory marketing authorizations and to support products upon commercialization, and we anticipate that such testing will continue as deemed appropriate.

Preclinical Testing

We have engaged and continue to engage third parties in the United States and abroad to advise on and/or perform certain preclinical bench-top and animal research and development studies, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and/or other collaborators.

We have conducted and anticipate continuing to conduct in vivo and in vitro research and development studies on our products and product candidates. A co-founding inventor of certain of our technology, Dr. Rutledge Ellis-Behnke, performed a significant portion of the early preclinical animal experiments conducted with our technology. Some of the most significant findings from Dr. Ellis-Behnke’s studies have been published. Additionally, through collaborations with the National University of Ireland system and related parties, preclinical bench-top and animal research and development studies were performed in Dublin, Cork and Galway, Ireland over an approximately eight-year period that concluded in the third quarter of fiscal 2018.

Before initiating our clinical trials and submitting marketing applications for a given product in most jurisdictions, we are required to have completed a biocompatibility assessment, which typically consists of a battery of in vitro and in vivo tests. Standard biocompatibility tests, as set forth in ISO 10993 issued by the International Organization for Standardization, may include:

•	in vitro cytotoxicity;
•	in vitro blood compatibility;
•	in vitro Ames assay (mutagenic activity);
•	irritation/intracutaneous reactivity;
•	sensitization (allergenic reaction);
•	implantation (performed on devices that contact the body’s interior);
•	pyrogenicity (causing fever or inflammation);
•	systemic toxicity; and
•	in vitro chromosome aberration assay (structural chromosome changes).

We completed the biocompatibility studies required to receive marketing authorizations for AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe, and such test results support that the products are biocompatible. We will perform further biocompatibility testing that we deem necessary for additional indications, classifications, jurisdictions, and/or as required by regulatory authorities.

Acute and survival animal studies assessing safety and performance of our technology have also demonstrated favorable outcomes in Dermal Sciences and Biosurgical applications.

Porcine studies, also known as swine or pig studies, are often selected due to the morphological, physiological, and biochemical similarities between porcine skin and human skin and are very useful to assess the performance of AC5 Advanced Wound System or AC5 Topical Hemostat as a barrier and advanced wound dressing, as well as their safety and effects on healing.

In an assessment versus saline in a porcine partial thickness excision wound model, tissue response to AC5 Advanced Wound System over a 28 day follow-up period was consistent with normal wound healing and included complete re-epithelialization, normal collagen organization, and minimal inflammation and TTH was faster.

In an assessment versus both a market leading skin substitute and saline in a porcine full thickness 10 mm punch biopsy wound model, AC5 Advanced Wound System was solely associated with complete epithelialization by the end of the 11 day study.

In an assessment versus each a market leading antimicrobial burn dressing, a hydrogel, and saline in a porcine second degree burn wound model, AC5 Advanced Wound System was associated with less progression of thermal damage and less inflammation over three days.

Arch Therapeutics’ technology has also demonstrated hemostasis in liver and other organs in in vivo surgical models, including rapid hemostasis within 15 seconds. In a range of small and large animal models, our compositions have been shown to stop bleeding, seal leaking, allow for normal healing, and mitigate inflammation while being biocompatible.

AC5 Surgical Hemostat demonstrated rapid average TTH when applied to a range of animal tissues. Certain surgical procedure studies have assessed TTH when using AC5 Surgical Hemostat as well as using an active control, a saline control, a peptide control, and a cautery control. The results of those tests have shown a TTH of approximately 10 – 30 seconds when AC5 Surgical Hemostat was applied, compared to 80 seconds to significantly more than 300 seconds when various control substances were applied, depending on the nature of the control substance and procedure performed. In several studies comparing AC5 Surgical Hemostat to popular commercially available branded hemostatic agents (absorbable cellulose, flowable gelatin with and without thrombin, and fibrin) applied to stop the bleeding from full thickness penetrating wounds surgically created in rat livers, AC5 Surgical Hemostat achieved hemostasis in significantly less than 30 seconds, whereas control products took from over 50% - 400% longer to achieve hemostasis.

AC5 Surgical Hemostat was also demonstrated in preclinical tests to stop surgically induced liver bleeding in animals that had been treated with therapeutic amounts of anticoagulant and antiplatelet medications, collectively known as antithrombotic medications and commonly called “blood thinners.” In one preclinical study, an independent third-party research group obtained positive data assessing the use of AC5 Surgical Hemostat in animals that had been treated with therapeutic doses of the antiplatelet medications Plavix® (clopidogrel) and aspirin, alone and in combination. The results of the study were consistent with data obtained from two prior preclinical studies, in which AC5 Surgical Hemostat quickly stopped bleeding from surgical wounds created in rats following treatment with clinically relevant doses of the anticoagulant medication heparin. In these studies, the average TTH after AC5 Surgical Hemostat was applied to bleeding liver wounds in animals that had received anticoagulant medication was comparable to the average TTH as measured in their non-anticoagulated counterparts. Similar results were obtained in independent third-party studies assessing the use of AC5 Surgical Hemostat in patients on the anticoagulant heparin and in patients on the anti-platelet medication, ticagrelor (Brilinta® in the US, Brilique® in Europe).

AC5-V was assessed for its ability to provide hemostasis after bleeding was intentionally created at vascular reconstruction sites in preclinical studies. In an acute study in swine that had been premedicated with therapeutic doses of heparin before undergoing end-to-end femoral artery anastomosis and synthetic graft to vessel anastomosis in carotid and femoral arteries, AC5-V promoted effective hemostasis at the vascular anastomotic site and allowed for clear visualization of the surgical site.

In a 14-day survival study in sheep that had been premedicated with therapeutic doses of heparin before undergoing end-to-side anastomosis between synthetic vascular grafts and carotid arteries, AC5-V promoted effective hemostasis at the vascular anastomotic site, the graft remained patent during the study as assessed by angiography and ultrasound, clinical observations were normal during the study, and tissue response as assessed by histopathological examination at the end of the study was consistent with expectations for a biodegrading implant.

AC5-G was studied in swine to assess visualization, submucosal lift generation and durability, and hemostatic and sealant performance when used during endoscopic mucosal resections and endoscopic submucosal dissections as well as hemostatic performance during endoscopic management of gastrointestinal bleeding. AC5-G was easily delivered through a 25G endoscopic injection needle into the tissue and provided a durable submucosal lift in the gastric antrum that lasted beyond 2 hours. When delivered with the visualizing agent prior to tissue dissection, AC5-G allowed for easy visualization with both snare and electrosurgical knives, and no visible bleeding was observed following polyp removal. AC5-G was also shown to provide hemostasis in actively bleeding lesions when applied with or without the visualizing agent either topically to a bleeding site or when injected into the nearby mucosa. AC5-G was found to be useful in conjunction with clips as a potential sealant when applied following application of clips to a post-polypectomy site for the purpose of mitigating leaks and potentially enabling healing.

The AC5 self-assembling peptide was studied in an experimental intraocular inflammation model of injected Lipopolysaccharide (“LPS”), in which an intraocular application of the peptide with LPS was associated with a marked reduction in retinal inflammation. The density of activated retinal microglial cells was significantly lower in the eyes of the study animals with LPS and AC5 than in the eyes of the LPS-only control group. The results suggest that the AC5 self-assembling peptide may reduce inflammation and may represent a new class of devices that act as anti-inflammatory agents to control ocular inflammation.

Clinical Testing

We have engaged and continue to engage third parties in the United States and abroad to advise on and/or perform certain clinical studies and related activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and/or other collaborators.

In order to complete a clinical trial, we are required to enroll a sufficient number of patients to conduct the trial after obtaining each patient’s informed consent in a form and substance that complies with FDA and/or other regulatory authority requirements as well as state and federal privacy and human subject protection regulations. Many factors could lead to delays or inefficiencies in conducting clinical trials, some of which are discussed under the heading “RISK FACTORS” in this Annual Report on Form 10-K. Further, we, the FDA or an institutional review board (“IRB”) could suspend a clinical trial at any time for various reasons, including a belief that the risks to the subjects of the trial outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the U.S.

We completed two clinical studies. The first study, which met its primary and secondary endpoints, assessed the safety and performance of our product candidate in 46 patients with bleeding skin wounds that resulted from excision of skin lesions and followed for 30 days. The second study assessed our product candidate on skin, determining that it was neither an irritant nor a sensitizer, and no immunogenic response or serious or other adverse events attributable to our product were reported in any of the approximately 50 enrolled volunteers. The product candidate in these studies subsequently received marketing authorization and is presently known as AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe.

On December 16, 2015, we announced that we had received clearance from a regulatory authority in Western Europe to initiate our first human study to assess the safety and performance in humans of our then product candidate that is presently known as AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe. The single-center, randomized, single-blind prospective clinical study (NCT 02704104) was conducted in Galway, Ireland. The description below will refer to the product by its European name, AC5 Topical Hemostat.

On August 15, 2016, we announced that AC5 Topical Hemostat met its primary and secondary endpoints, and on October 31, 2016, we further announced that additional analysis indicated that it demonstrated similar effects in a subgroup of patients who were taking a prescribed antiplatelet medication, commonly known as a blood thinner, such as aspirin.

The clinical study enrolled 46 patients, including 10 who were taking antiplatelet therapy. Each patient had bleeding wounds created as a result of the excision of at least two skin lesions under local anesthetic in the same setting. On a randomized basis, one lesion received AC5 Topical Hemostat and the other(s) received a control treatment consisting of standard therapy (saline). Each subject was followed-up for safety assessment both on Day 7 and again on Day 30, which marked the end of the subject's participation in the clinical study.

The objectives of the study were to evaluate the safety and performance of AC5 Topical Hemostat in patients scheduled to undergo excision of skin lesions on their trunk or upper limbs. The primary endpoint was safety throughout the surgical procedure and until the end of a 30-day follow-up period post procedure. Safety of the clinical investigation device was determined by monitoring for treatment related adverse events. The primary objective was met, as the safety outcomes of both the AC5 Topical Hemostat treatment group and the control group were similar. No serious adverse events were reported.

A secondary endpoint was performance as assessed by TTH. The median TTH of wounds in the AC5 treatment group was 41% faster than for those in the control group. This result was statistically significant (p< 0.001, Wilcoxon signed rank test). An additional secondary endpoint of healing of treated wounds was assessed as measured by the ASEPSIS wound score at Days 7 and 30. There was no evidence, at either follow-up day, of an adverse effect of AC5 Topical Hemostat treatment on the wound ASEPSIS score. The ASEPSIS score did not appear to be compromised, as the majority of patients had an ASEPSIS score of 0 in both wounds at Days 7 and 30. All AC5-treated wounds healed satisfactorily as per wound healing scoring criteria.

The clinical study indicated that AC5 Topical Hemostat shortened TTH versus a control whether or not patients were taking antiplatelet therapy, suggesting that AC5 Topical Hemostat performance is not affected by antiplatelet therapy. The reduced median TTH of the AC5 Topical Hemostat treated wounds versus the control wounds was statistically significant for both the overall group of 46 patients (p<0.001) and for the subgroup of 10 patients on antiplatelet therapy (p=0.005). Further, the median TTH for wounds treated with AC5 Topical Hemostat was less than 30 seconds for both the overall study group and for the subset of patients taking antiplatelet therapy.

Separately, on September 5, 2018 we announced topline data for a human irritation/sensitization patch test study that we conducted to address a request by the Food and Drug Administration (“FDA” or “the Agency”) for a product that eventually received marketing authorization and is known as AC5 Advanced Wound System. The study, designed as a single-center, prospective, clinical investigation in approximately 50 healthy subjects, comprised an induction phase separated from a challenge phase by a rest period.

During the induction phase, a patch containing our product was applied to each subject’s back three times weekly over 21 days for a total of 9 applications. With each re-application, the skin beneath the patch was evaluated, and any findings were scored per protocol. After a 14-day rest period, subjects entered the challenge phase, received one additional application, and after a two-day rest period, were evaluated over 48 hours.

The results indicated that AC5 Advanced Wound System is neither an irritant nor a sensitizer. Additionally, no immunogenic response and no serious or other adverse events attributable to the device were reported in any of the enrolled subjects.

At the 2020 Symposium on Advanced Wound Care (SAWC) Fall, which took place from November 4-6, 2020 and was hosted online due to the Covid-19 pandemic, several observational clinical case reports were presented. In a patient’s 10-year-old pressure ulcer, also known as a decubitus ulcer, concomitant use of debridement (surgical excision of dead, contaminated, or damaged tissue) and AC5 Advanced Wound System every other week over a six week period allowed for a more aggressive procedure with bleeding control in a low acuity clinic setting and without the need for thrombin or sutures. The nanofiber network formed by AC5 Advanced Wound System appeared to cohesively seal the wound bed surface after debridement removed biofilm and senescent host cells. The resulting scaffold allowed for the adhesion, migration, and proliferation of healthy host cells and favorable wound healing outcomes. The patient’s wound approached 50% reduction in volume, despite having previously been refractory and stalled over the course of a decade. The patient reported that a significant reduction in drainage and bleeding resulted in easier at-home wound care with fewer in-between clinic visits.

In a patient’s 25-year-old chronic refractory burn wound, AC5 Advanced Wound System was applied weekly for four weeks with concomitant debridement. AC5 Advanced Wound System enabled aggressive debridement, facilitated removal of infected granulation tissue, formed a clear conforming seal on the wound and remained affixed to the surface of the irregular wound bed in the presence of copious bleeding. On a second debridement performed a week later, the wound bed surface was much less friable and produced less bleeding. After two interventions, the wound bed quality improved and exhibited a healthier tissue appearance, less exudate, less accumulation of slough on the wound surface, and new evidence of granulation buds. The patient noted cessation of intermittent bleeding episodes, thus alleviating the burden of at-home wound care. The use of AC5 Advanced Wound System was associated with accelerated healing of the stalled refractory burn wound and a marked improvement in the patient’s quality-of-life.

In a patient who underwent an emergency vascular bypass operation for a limb-threatening posterior tibial ischemia, the surgical site dehisced (opened up), became infected, and resisted healing. This complex surgical wound was treated with six weeks of standard care without improvement, followed by subsequent treatment with a collagenase ointment for two weeks and a skin graft, which failed. The non-healing wound was then treated with excisional debridement and concomitant application of AC5 Advanced Wound System weekly for three weeks. Due to co-existing peripheral arterial disease, the patient was not a candidate for compression dressings. The combination of debridement and AC5 Advanced Wound System was associated with quickly restarting the previously stalled healing process, thus allowing the patient to resume at-home wound care. The development of a healthy and stable granular wound bed and wound closure was achieved without the need for additional skin grafts. The results indicate that the use of this dressing may obviate the need for continued costly treatments and procedures, thus reducing the total cost of lower extremity wound care, while improving patients’ quality of life.

Regulatory

We have engaged and continue to engage third parties in the United States (“U.S.”) and abroad to advise on and/or perform certain regulatory activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and/or other collaborators.

Our research, development and clinical programs, as well as our manufacturing and marketing operations that may be performed by us or third party service providers on our behalf, are subject to extensive regulation in the United States and other countries. Notably, for example, AC5 Advanced Wound System is subject to regulation as a medical device under the U.S. Food Drug and Cosmetic Act (the “FDCA”) as implemented and enforced by the FDA and equivalent regulations that are enforced by foreign agencies in any other countries in which we pursue commercialization. The FDA and its foreign counterparts generally govern the following activities that we do or will perform or that will be performed on our behalf, as well as potentially additional activities, to ensure that products we may manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

•	product design, preclinical and clinical development and manufacture;
•	product premarket clearance and approval;
•	product safety, testing, labeling and storage;
•	certain supply chain changes;
•	record keeping procedures;
•	product marketing, sales and distribution; and
•	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair or recall of products.

Medical Device Classification in the United States and Europe

AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe are classified as medical devices. Generally, a product is a medical device if it requires neither metabolic nor chemical activity to achieve the desired effect. Furthermore, a medical device can achieve its desired effects without requiring a body (animal/human), whereas a drug or a biologic requires a body in order to operate. Self-assembly, which is the desired effect and which can occur outside of a body, is accordingly consistent with the medical device definition.

Medical devices in the United States and Europe are classified along a spectrum on the basis of the amount of risk to the patient associated with the medical device and the controls deemed necessary to reasonably ensure their safety and effectiveness. Class III status, which is the higher-level classification for devices compared to Classes II and I, involves additional procedures and regulatory scrutiny of the product candidate to obtain approvals. Class III devices are those that are deemed to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or that have a new intended use or that use advanced technology not substantially equivalent to that of a legally marketed device.

As a result of the intended use of and the novel technology on which our products and product candidates are based, in general, we anticipate that they would typically be regulated as either Class II or Class III medical device in these jurisdictions, depending upon the intended use. Specifically, AC5 Advanced Wound System is a Class II medical device in the United States, and AC5 Topical Hemostat is a Class IIb medical device in Europe.

In the United States, the FDA recognizes these classes of medical devices:

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

European regulatory authorities, likewise, recognize several classes of medical devices. Classification involves rules found in the European Union Medical Device Directive and is driven in part by the device’s degree of contact with the patient, invasiveness, active nature, and indications for use. The medical device classes recognized in the EU are:

•	Class IIa, which are considered low-medium risk devices and require certification by a notified body;

•	Class IIb, which are considered medium-high risk devices and require certification by a notified body; and

•	Class III, which are considered high-risk devices and require certification by a notified body.

United States Class III and certain Class II medical device approvals and European Union Class III and certain Class IIa and IIb medical device approvals may require the successful completion of human clinical trials.

US Regulatory Marketing Authorization Process

Products that are regulated as medical devices and that require review by the FDA are subject to either a premarket notification, also known as a 510(k), which must be submitted to the FDA for clearance, or a PMA application, which the FDA must approve prior to marketing in the United States. The FDA ultimately determines the appropriate regulatory path. For purposes herein, references to regulatory approval and marketing authorization may be used interchangeably.

We believe that the products we are currently pursuing for internal use will require a PMA approval prior to commercialization. However, we are in the process of commercializing an initial product for external use that has been cleared through the 510(k) process. To obtain 510(k) marketing clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is "substantially equivalent" to a predicate device or devices, which is typically a legally marketed Class II device in the United States. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding substantial equivalence. Depending upon a product’s underlying technology and intended use, as well as on FDA processes and procedures, seeking and obtaining a 510(k) can be a lengthy process.

A PMA, which is required for most Class III medical devices, must be submitted to the FDA if a device cannot be cleared through another approval process or is not otherwise exempt from the FDA’s premarket clearance requirements. The PMA approval process can be lengthy and expensive. A PMA must generally be supported by extensive data, including without limitation technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Clinical trials for a Class III medical device typically require an application for an investigational device exemption (“IDE”), which would need to be approved in advance by the FDA for a specified number of patients and study sites. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements, and must be conducted under the oversight of an institutional review board (“IRB”) for the relevant clinical trial sites and comply with applicable FDA regulations, including those relating to good clinical practices (“GCP”).

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

We have not submitted to the FDA a PMA or commenced the required clinical trials for an internal use product. Even if we conduct successful preclinical and clinical studies and submit a PMA for an approval or premarket application for clearance, the FDA may not permit commercialization of our product candidate for the desired internal use indications, on a timely basis, or at all. Our inability to achieve regulatory approval for AC5 in the United States for an internal use product, a large market for hemostatic products, would materially adversely affect our ability to grow our business.

European Union Marketing Authorization (CE Mark) Process

A notified body is a private commercial entity designated by the national government of a European Union (“EU”) member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements in the EU. Our notified body is The British Standards Institution (“BSI”).

The EU has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices, and it has further revised its rules and regulations with increasingly stringent requirements. Each EU member state has implemented legislation applying these directives and standards at a national level. Many countries outside of the EU have also voluntarily adopted laws and regulations that mirror those of the EU with respect to medical devices, potentially increasing the time and cost necessary to potentially achieve an approval in different jurisdictions.

Devices that comply with the requirements of the laws of the selected member state applying the applicable EU directive are entitled to bear a CE (Conformité Européenne) mark and can be distributed throughout the member states of the EU, as well as in other countries that have mutual recognition agreements with the EU or have adopted the EU’s regulatory standards.

Under applicable European Medical Device Directives (MDD), a CE mark is a symbol placed on a product that declares that the product is compliant with the essential requirements of applicable EU health, safety and environmental protection legislation. In order to receive a CE mark for a product candidate, the company producing the product candidate must select a country in which to apply. Each country in the EU has one competent authority (“CA”) that implements the national regulations by interpreting the EU directives. CAs also designate and regulate Notified Bodies. An assessment by a notified body in the selected country within the EU is required in order to commercially distribute the device. In addition, compliance with ISO 13485 issued by the International Organization for Standardization, among other standards, establishes the presumption of conformity with the essential requirements for CE mark. Certification to the ISO 13485 standard demonstrates the presence of a quality management system that can be used by a manufacturer for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

While there are many similarities between the processes required to obtain marketing authorization in the United States and Europe, there are several key differences between the jurisdictions, as well. Obtaining a CE mark is not equivalent to obtaining FDA clearance or approval. For instance, FDA requirements for products typically vary based on whether the submission is for a premarket notification (510(k)) or a premarket approval (PMA) whereas EU requirements for product submissions are primarily based on class. Furthermore, EU submissions must meet precise essential requirements, although the data demonstrating such compliance can vary by class of device. Additionally, a CE mark affixed to a product serves as a declaration by the responsible party that the product conforms to applicable provisions and that relevant conformity assessment procedures have been completed with respect to the product.

In 2017, the European Union regulatory bodies finalized a new Medical Device Regulation (“MDR”). The MDR changes several aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device Identification (“UDI”). We, and the Notified Bodies who will oversee compliance to the new MDR, face uncertainties in the upcoming years as the MDR is rolled out and enforced, creating risks in several areas, including the CE mark process, data transparency and application review timetables. The MDR was to be implemented on May 25, 2020, however, the implementation date has been postponed to May 26, 2021 due to the effects of Covid-19.

Post-Approval Regulation

After a medical device obtains approval from the applicable regulatory agency and is launched in the market, numerous post-approval regulatory requirements would apply. Many of those requirements are similar among the United States and EU member states and include:

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

Failure by us, our third-party manufacturers or our other suppliers to comply with applicable regulatory requirements could result in enforcement action by various regulatory authorities, which may result in monetary fines, the imposition of operating restrictions, product recalls, criminal prosecution or other sanctions.

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

Marketing Authorization (510k) for AC5 Advanced Wound System in the United States

On July 25, 2017, we announced that we had made a 510(k) submission to the FDA for AC5 Topical Gel. On December 18, 2017, we voluntarily withdrew the application after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. On October 1, 2018, we announced that we both completed the necessary steps required to file a new 510(k) submission to the FDA for AC5 Topical Gel and filed that 510(k) submission during the third calendar quarter. As previously disclosed, these steps included developing a required study protocol and submitting it to the FDA in a pre-submission letter in the first calendar quarter, completing the pre-submission process, initiating the study in the second calendar quarter of 2018 and completing the study. On December 17, 2018, we announced that the 510(k) premarket notification for AC5 Topical Gel had been reviewed and cleared by the FDA, allowing for the product to be marketed.

In line with plans to better harmonize our United States and European product supply chains by using an additional supplier and additional manufacturing processes in the production of AC5 Topical Gel, Arch filed documentation with the FDA seeking such clearance in the United States for these additions, each of which had been incorporated into the technical documentation for the European CE mark filing. On March 23, 2020, we announced that the 510(k) premarket notification for AC5 Topical Gel had been reviewed and cleared by the FDA, allowing for the product to be marketed in the United States with the aforementioned additions. AC5 Topical Gel was subsequently renamed to AC5 Advanced Wound System in the United States.

Marketing Authorization (CE mark) for AC5 Topical Hemostat in Europe

On November 28, 2018 we announced that we had submitted the required documents for AC5 Topical Hemostat to its notified body seeking a CE mark. On August 5, 2019, we announced that during the review period, we had received and responded to customary written and verbal questions related to the technical file, and that BSI had recently indicated that the responses provided and assessed during the review period were acceptable so far. In that announcement, we further expressed our belief that the delay by the regulatory authority in completing the CE mark technical file review appeared to be due to a backlog of work for EU notified bodies related to both Brexit and the implementation of the new EU Medical Devices Regulation.

On April 13, 2020, the Company announced that receipt of the CE (Conformité Européenne) mark for AC5 Topical Hemostat, allowing for commercialization in Europe as a dressing and to control bleeding in external skin wounds in both out-patient and in-patient settings.

Commercialization Strategy

Our commercialization efforts are currently focused on our Dermal Sciences products, AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe. The indication for use, or purpose, for each product follows:

•	Under the supervision of a health care professional, AC5 Advanced Wound System is a topical dressing used for the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds.

•	AC5 Topical Hemostat is intended for use locally as a dressing and to control mild to moderate bleeding, each during the management of injured skin and the micro-environment of an acute surgical wound.

We announced receipt of the CE mark for AC5 Topical Hemostat on April 13, 2020. We announced receipt of 510(k) premarket notification clearances for AC5 Advanced Wound System on December 17, 2018, providing marketing authorization, and on March 23, 2020, clearing use of an additional supplier and additional manufacturing processes.

The Covid-19 pandemic environment has introduced new challenges related to product launch, marketing and sales, as clinicians and facilities are increasingly focused on managing resources, the disease, or its potential spread. We believe that these challenges may present an opportunity for our new technology to address certain poorly met needs. We have observed that:

•	the volume of elective surgical procedures has been constrained, with many institutions indefinitely suspending or eliminating such procedures, as the United States and Europe appear to be heading into a worsening phase of the pandemic;

•	healthcare facilities often have been required to ration staff and resources, including ventilators, personal protective equipment (“PPE”), and operating rooms, thereby negatively impacting the focus on wound care;

•	clinicians often have been required to divert their time and resources to urgent Covid-19 needs;

•	clinicians often have been required to quarantine due to exposure to a Covid-19 positive individual or isolate because of contracting symptomatic or asymptomatic Covid-19 disease;

•	some institutions have been periodically designated “Covid Hospitals”;

•	administrators who may be required to facilitate or approve new product intake are constrained by new and other pressing priorities; and

•	both clinicians and patients often try to minimize possible Covid-19 exposure, resulting in reduced access to healthcare system and essential care treatments and services.

Wound interventions are too often considered to be elective procedures instead of being treated essentially or emergently as National Pressure Ulcer Advisory Panel guidelines and others recommend, resulting in a projected increased risk to limb and life while elective procedures are delayed and not prioritized. Furthermore, the implications of these delays are a growing backlog of chronic wounds awaiting care and a worsening of such wounds, leading to greater morbidity, such as infection, necrosis, and amputation, and potentially mortality.

While highlighted by the Covid-19 pandemic, we also believe that these challenges reveal an underlying problem in the healthcare system–clinicians and other providers are being asked to accomplish more in less time with fewer resources. These resources may include higher acuity settings, such as operating rooms; expensive wound care products that may not work as well as desired; nursing time to change wound dressings; and surgeon time for managing wounds during debridement; repeat patient visits over months and often years, and others. Our discussions with surgeons, economic stakeholders and other decision-making personnel often include whether AC5 Advanced Wound System may enable them to accomplish more for their patients while deploying overall fewer resources and achieving desired outcomes.

We expect our Dermal Sciences product commercialization to be gradual, initially, and moderately accelerate into new market channels. In addition to identifying and encouraging product use by key opinion leaders and early adopters, we will prioritize our focus on private and government facilities. Hospitals in the Veterans Health Administration (“VA Hospitals”), for example, tend to have many patients whose needs we believe we can help address. We prioritized the launch of AC5 Advanced Wound System in the United States over that of AC5 Topical Hemostat in Europe to maximize operational efficiencies in light of the Covid-19 pandemic.

We have engaged and continue to engage third parties in the United States and abroad to advise on and/or perform certain sales and marketing activities, typically with assistance from our team. These third parties can include contract organizations, consultants, advisors, scientists, clinicians, and/or other collaborators.

While our core team oversees initial inventory distribution from the warehouse to the customer, our sales and marketing plans include entering into collaboration agreements with contract sales partners and/or strategic partners to commercialize our products in both domestic and international markets

We are committed to continuous improvement processes. We will collect feedback and data when feasible and appropriate to help us better serve patients and doctors; to develop our marketing messages; to learn about product use; to evaluate product performance in different settings; to improve our products; to address reimbursement needs, and to support collaborations that we may have or may establish. Data will be collected by informal feedback, observational case reports and/or clinical trials. We anticipate seeking reimbursement via codes based upon Current Procedural Terminology (CPT), hospital Diagnosis-related Groups (DRG) and Ambulatory Payment Classifications (APC).

We envision adding additional resources to our team to help commercialize the Dermal Sciences products. Our Biosurgery products for internal use will require additional preclinical and clinical testing before we seek marketing authorization to commercialize them.

Manufacturing

We work with contract manufacturing and related organizations, including those operating under current good manufacturing practices (“cGMP”), as is required by applicable regulatory agencies for production of product that can be used for preclinical and human testing as well as for commercial use. We also have engaged and continue to engage other third parties in the United States and abroad to advise on and/or perform certain manufacturing and related activities, typically with assistance from our team. These third parties include academic institutions, consultants, advisors, scientists, and/or other collaborators. The activities include development of our primary product candidates, as well as generation of appropriate analytical methods, scale-up, and other procedures for use by manufacturers and/or other members of our supply chain to produce or process our products at current and/or larger scale quantities for preclinical and clinical testing and ultimately, as required marketing authorizations are obtained, commercialization.

Our products are regulated as medical devices, and as such, many of our activities have focused on optimizing traditional parameters to target specifications, biocompatibility, physical appearance, stability, and handling characteristics, among other metrics, in order to achieve the desired product. We and our partners intend to continue to monitor manufacturing processes and formulation methods closely, as success or failure in establishing and maintaining appropriate specifications may directly impact our ability to conduct additional preclinical and clinical trials and/or deliver commercial product.

We believe that the manufacturing methods used for a product, including the type and source of ingredients and the burden of waste byproduct elimination, are important determinants of its opportunity for profitability. Industry participants are keenly aware of the downsides of products that rely on expensive biotechnology techniques and facilities for manufacture, onerous and expensive programs to eliminate complex materials, or ingredients that are sourced from the complicated process of human or other animal plasma separation, since those products typically are expensive, burdensome to produce, and at greater risk for failing regulatory oversight.

The manufacturing methods that we intend to use to produce our current and potential future product candidates rely on detailed, complex and difficult to manage synthetic organic chemistry processes. Although use of those methods requires that we engage manufacturers that possess the expertise, skill and know-how involved with those methods, the required equipment to use those methods is widely available. Furthermore, improvements in relevant synthetic manufacturing techniques over the past two decades have reduced their complexity and cost, while increasing large-scale cGMP capacity. Moreover, our current products and currently planned product candidates will be synthesized from naturally occurring ingredients that are not sourced from humans or other animals but do exist in their natural state in humans. That type of ingredient may be more likely to be categorized as “generally recognized as safe”, or “GRAS”, by the FDA.

Industry and Competition

Arch is developing technology for Dermal Sciences and Biosurgery applications, including wound care, surgical procedures on and in the body, and endoscopic gastrointestinal procedures, and others. Our initial clinical trial for safety and performance assessed use in an external application. Additional human studies are intended to follow. We seek to provide a product set with broad utility in external and internal applications. Features of the technology highlight its potential utility in a range of settings, including traditional open procedures and the often more challenging minimally invasive surgeries.

Common features of our current and planned products, as described herein, are driven by the mechanism of action, which itself is derived from the underlying physicochemical properties or our self-assembling peptide technology and our product safety and performance specifications. Those features, which include, among others, that they possess barrier properties and can create an environment permissive to healing, can deliver a benefit in the treatment of external and internal wounds that are open, exposed, bleeding, leaking, and/or at risk for excessive inflammation or contamination.

Dermal Sciences

We have received marketing authorizations for AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe. Compared to most other advanced wound dressings on the market, ours can be used throughout all phases of wound healing (i.e., inflammatory, proliferative, and remodeling).

Wounds can vary widely in terms of degree of bleeding and oozing, chronicity, acuity, complications, anatomic location, biochemistry, micromilieu, bioburden and other factors that may inhibit an ideal response. Patients can also vary widely in terms of co-morbidities, compliance, setting of their care, ability to contribute to their own care, and other risk factors. And the approach by surgeons to clinical practice can vary widely in terms of debridement strategy, timing and or use of advanced modalities, choice and use of consumables, follow-up and dressing change frequency, and more. Our products are designed to self-assemble on the wound site despite these diverse situations in order to provide greater utility to clinicians and enable better outcomes for patients.

According to a 2018 report produced by iData Research, in the United States, advanced wound dressings account for approximately $2 billion in annual revenues. The true cost to care for wounds, including chronic wounds, such as venous leg ulcers, diabetic foot ulcers, and pressure ulcers, remains unknown. However, a 2018 report by Nussbaum et al., data from calendar year 2014 estimates that total Medicare spending for all wound types ranges from $28.1 to $96.8 billion and that 14.5% (8.2 million) of Medicare beneficiaries were diagnosed with at least one type of wound or wound-related infection. Many surgeons believe that chronic wounds are essentially chronic infections that must be aggressively debrided in order to heal. Furthermore, a 2017 report by Chan et al., indicates that the mean one year cost of care from a health-care public payer perspective was $44,200 for a diabetic foot ulcer, $15,400 for a pressure ulcer and $11,000 for a leg ulcer. The Agency for Healthcare Research & Quality estimates that 2.5 million Americans develop pressure ulcers annually.

We believe that these disease and economic burdens highlight potential needs and opportunities for our products.

While the wound care opportunity is large for safe, efficacious, and novel products, the competitive landscape is also crowded and challenging. For instance, while many of the commercially marketed advanced wound dressing provide some utility and possess some novel features, surgeons often describe an inability to differentiate them from one another. Additionally, many advanced products are both expensive and require other interventions to the wound plus a passage of time for the wound bed to adequately be prepared before they can be used, adding additional burden to their use.

We believe that our product is sufficiently differentiated to replace certain products, complement other products by potentially enabling the wound bed to be ready sooner, and by enabling more procedures to be done sooner and/or in settings where they could not be performed easily before.

Biosurgery

We are developing Biosurgery products for internal use, including for hemostasis and sealant applications, gastrointestinal endoscopic mucosal resections and endoscopic submucosal dissections, and others.

According to a 2012 report produced by MedMarket Diligence, LLC, approximately 114 million surgical and procedure-based wounds occur annually worldwide, including 36 million from surgery in the United States. Available data indicates that there may be increased pressure to perform more complex surgeries at reduced costs, including conducting operations in less expensive outpatient settings. Although accurate current statistics are difficult to obtain, a National Health Statistics Report from 2006 and updated in 2009 indicates that outpatient surgery volume was increasing by approximately 5% annually, and a 2009 report covering surgical procedures in the United States suggests that inpatient surgery volume was declining 1% per year. We believe that a motivating factor of this trend may be the increased costs associated with hospital inpatient procedures performed in operating rooms, which, according to MedMarket Diligence, have been estimated to cost between $2,000 and $10,000 per hour. These costs likely drive the desire for increased operating room throughput and increased volume of procedures performed in outpatient settings. Both of those trends highlight the need for highly effective products that can decrease operating room time for inpatient procedures and help to increase the safety of performing more types of procedures in less expensive outpatient settings.

Since the early days of modern minimally invasive surgery (“MIS”) in the 1990s, the percent of surgeries performed minimally invasively has increased significantly, such that it is now widespread and common. Laparoscopic surgery is among the most commonly recognized types of MIS, although there are many additional types. Advantages of MIS tends to include less scarring, less post-operative pain, less need for pain medications, shorter recovery times, and faster discharge times. However, such procedures often present the surgeon with less margin for error and less capacity to deal with certain risks, such as excessive bleeding, without converting the surgery to a traditional open procedure.

A fairly recent trend to make traditional minimally invasive surgery even less invasive is known as Natural Orifice Translumenal Endoscopic Surgery, commonly referred to as NOTES. In NOTES procedures, an endoscope is passed through a natural orifice, such as the mouth, urethra, anus, or vagina, and then through an internal incision in the stomach, vagina, bladder or colon. NOTES advantages include those of MIS to a potentially even greater degree, as well as the lack of external incisions and external scars, improved visibility, and the possibility to avoid managing potential obstacles to surgery, such as extensive adhesions from prior procedures. However, compared to MIS, margin for error in NOTES is even less. NOTES may be performed by surgeons or endoscopists, yet the techniques can be challenging to learn and are in their early stages of development. Practitioners seek additional tools, including Biosurgery products where relevant, to enable them to operate efficiently, effectively, and safely.

We believe that our technology will be useful in addressing the constant demand for better performance and safety in MIS, traditional surgery, NOTES, and other procedures. Additional general long term trends that may support a demand for products include:

•	increasing surgical procedure volume growth, including ambulatory same day procedures;

•	efforts to reduce operating room use and time; and

•	increased use of anticoagulants, which predispose patients to bleeding.

In the course of developing our products, we engaged commercial strategy and marketing consultants and communicated directly with care providers to understand the needs of potential customers and to assess product feature preferences. Surgeons, operating room managers, sales representatives and hospital decision-makers identified a number of characteristics deemed desirable, including that a product is:

•	reliable;

•	able to protect the wounds in tissues and organs where used;

•	laparoscopic friendly;

•	easily handled and applied;

•	able to promote a clear field of vision and not obstruct view;

•	sufficiently flowable;

•	non-sticky (to tissue or equipment);

•	permits normal healing;

•	agnostic to the presence of antithrombotic medications (“blood thinners”) to whether the patient has bleeding abnormalities;

•	non-toxic; and

•	not sourced from human or other animal blood or tissue components.

We carefully consider these items while developing our Biosurgery products with the objective of meeting these needs.

We are developing products for hemostasis and sealant applications. Many of the hemostasis products currently available do not possess certain features and handling characteristics that are ideal for use in a laparoscopic setting. For instance, many available products are difficult to use in MIS or NOTES because they tend to be sticky, powdery, fabric-based or are otherwise difficult to insert into and control through the small gauge yet long catheters used during these procedures. We believe that the novel features and differentiating characteristics of our Biosurgery products will make them more suitable for such surgeries compared to many or most of the presently available alternatives.

According to a 2015 MedMarket Diligence, LLC report, the market for hemostatic agents and sealants achieved approximately $4.2 billion in worldwide sales in 2015 and was projected to reach $4.8 billion in 2017 and surpass $7.5 billion in 2022. While the majority of those sales are for hemostats, we believe that the projected growth rate for sealants in multiple applications, such as the gastrointestinal track, could become greater as additional products become available.

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

Commercially available products in the hemostasis field with which we expect our products to compete if they obtain required regulatory approvals can cost between $50 and $500 per procedure, with the higher value added products generally priced at the upper end of that range.

Participants in the hemostatic and sealant market currently include large companies, such as Johnson & Johnson and its affiliated companies, Becton Dickinson and its C. R. Bard unit, Baxter International Inc., as well as various smaller companies. Certain companies in other sectors, such as pharmaceuticals, wound care, and orthopedics, among others, are also interested in these markets.

We are also developing products for gastrointestinal and NOTES procedures, endoscopic mucosal resections (“EMR”) and endoscopic submucosal dissections (“ESD”). Surgical endoscopists are removing more complicated tumors and lesions from the gastrointestinal via EMR and ESD, which are endoscopic techniques to remove early-stage cancer and precancerous growths from the lining of the digestive tract through long narrow equipment which consist of ports, catheters, lights, monitors, and video cameras. This represents the least invasive interventional approach known.

The EMR/ESD market is immature and growing, driven by an increasing elderly population and incidence of gastrointestinal malignancies. While comprehensive data is not readily available, a report by Persistence Market Research projects global revenues in EMR of approximately $2.5 billion in 2025, with ESD representing additional opportunity. Persistence Market Research further projects share of EMR procedures to be approximately 42% for colon cancer, 30% for stomach cancer, and 20% for esophageal cancer. The opportunity is noteworthy in North America, Europe, and also Asia, where a higher prevalence of certain gastrointestinal malignancies and lower screening rates leads to later discovery and removal of tumors than desired

A particular need for which we are developing AC5-G is a product that provides both a durable and safe lift while being inherently hemostatic. The concept is to inject AC5-G beneath a polyp or tumor to be resected or dissected, thus creating separation between the lesion and the underlying healthy tissue.

Incomplete lesion removal, bleeding and perforation are known challenges and risks of EMR/ESD. The objective of a lift is to minimize the risk for perforation into the peritoneum, which can cause significant morbidity and mortality, and increase the probability of visualizing and removing the entire desired lesion. The lift should also be durable, potentially lasting at least two hours, such that the frequency of repeat injections and perforation risk is minimized. Normal and abnormal tissues can also bleed during these procedures, and it can be challenging and time consuming to stop. Surgeons have expressed desire for an agent that can prophylactically or actively address such bleeding. Surgeons have further expressed interest in sealant properties in the event that a perforation occurs during the procedure.

Several companies, including Boston Scientific, have products that provide either a lift or are hemostatic, but not both. AC5-G was featured in a video presentation during the Emerging Technology Session of the Society of American Gastrointestinal and Endoscopic Surgeons (SAGES) 2020 Annual Meeting, which took place from August 11-13, 2020.

Potential Disadvantages of our Current and Planned Products Compared to the Competition

Some potential disadvantages of our products compared to currently marketed products follow:

•	The favorable handling characteristics of AC5 Devices result, in part, from their non-sticky and non-glue-like nature. However, if a surgeon or healthcare provider requires a product to adhere tissues together, or provide similar glue-like action, then AC5 Devices in their current form would not achieve that effect.

•	While we project that our products will be sufficiently economical to manufacture at scale, they may not be able to compete from a price perspective with inexpensive products.

•	We have not yet generated significant efficacy or economic data in humans, unlike many successful products in the Dermal Sciences or Biosurgery categories.

•	While we believe that the flowable nature of our products before they assemble into a dense nanofiber network can provide a meaningful advantage, some surgeons may prefer a solid product in certain applications.

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

As of December 2, 2020, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Six patent portfolios assigned to Arch Biosurgery, Inc. include a total of 40 patents and pending applications in a total of nine jurisdictions, including twelve patents and pending applications in the US. These portfolios cover self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including seven issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476; US 10,314,886; and US 10,682,386) that expire between 2026 and 2034 (absent patent term extension), as well as fifteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Our license agreement with MIT imposes or imposed certain diligence, capital raising, and other obligations on us, including obligations to raise certain amounts of capital by specific dates. Additionally, we are responsible for all patent prosecution and maintenance fees under that agreement. Our breach of any material terms of our license agreement with MIT could permit the counterparty to terminate the agreement, which could result in our loss of some or all of our rights to use certain intellectual property that is material to our business and our lead product candidate. Our loss of any of the rights granted to us under our license agreement with MIT could materially harm our product development efforts and could cause our business to fail.

AC5, AC5-G, AC5-V, AC5-P, Crystal Clear Surgery, NanoDrape and NanoBioBarrier and associated logos are trademarks and/or registered trademarks of Arch Therapeutics, Inc. and its subsidiary.

Employees

We presently have seven full-time employees and make extensive use of third party contractors, consultants, and advisors to perform many of our present activities. We expect to increase the number of our employees as we increase our operations.

ITEM 1A. RISK FACTORS

Investment in our Common Stock involves a high degree of risk. You should carefully consider the risks that are summarized below and discussed in greater detail in the following pages before making an investment decision. If any of the following risks and uncertainties actually occur, our business, financial condition, and results of operations could be negatively impacted and you could lose all or part of your investment.

Risk Factor Summary

•	There is substantial doubt about our ability to continue as a going concern. We have not generated any revenue from operations since inception, and we believe that our current cash on hand will meet our anticipated cash requirements only into the second quarter of fiscal 2021.

•	We have incurred significant losses since inception, we expect to continue to incur losses for the foreseeable future, and we may never generate revenue or achieve or maintain profitability.

•	Given our lack of revenue, we may need to raise additional capital, which may not be available to us on acceptable terms, or at all.

•	Our business may be materially adversely affected by the coronavirus (COVID-19) pandemic. Should the pandemic or its aftereffects continue, our business operations could and will likely be delayed or interrupted.

•	Applications for regulatory marketing authorization for commercialization of our products or elements of our supply chain may not be accepted, or if accepted, may be voluntarily withdrawn or eventually rejected, and the future success of our business is significantly dependent on the success of our being able to obtain regulatory marketing authorization for our development stage candidates.

•	Our principal product candidates are inherently risky because they are based on novel technologies and thus create significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, pre-clinical in vitro and in vivo testing, government regulation and approval, third-party reimbursement and market acceptance.

•	Any changes in our supply chain, including to the third party contract manufacturers, service providers, or other vendors, or in the processes that they employ, could adversely affect us.

•	If the FDA or similar foreign agencies or intermediaries impose requirements or an alternative product classification more onerous than we anticipate, our business could be adversely affected.

•	We are subject to extensive and dynamic medical device regulations outside of the United States, which may impede or hinder the approval, marketing authorization or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved or authorized products.

•	Any clinical trials that are planned or are conducted on our product candidates may not start or may fail. Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures.

•	We cannot market and sell any product candidate in the United States or in any other country or region if we fail to obtain the necessary marketing authorization, clearances or certifications from applicable government agencies.

•	Any product for which we obtain required regulatory marketing authorization could be subject to post-approval regulation, and we may be subject to penalties if we fail to comply with such post-approval requirements.

•	Use of third parties to manufacture our product candidates may increase the risk that preclinical development, clinical development and potential commercialization of our product candidates could be delayed, prevented or impaired.

•	We face competition from companies that have greater resources than we do, and we may not be able to effectively compete against these companies.

•	If others claim we and/or the parties from who we license some of our intellectual property are infringing on their intellectual property rights, we may be subject to costly and time-consuming litigation.

•	There is not now, and there may not ever be, an active market for our Common Stock, which trades in the over-the-counter market in low volumes and at volatile prices.

•	The market price of our Common Stock is and is expected to continue to be in the near term, less than $5.00 per share and is therefore a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

AC5, AC5-G, AC5-V, AC5-P, Crystal Clear Surgery, NanoDrape and NanoBioBarrier and associated logos are trademarks and/or registered trademarks of Arch Therapeutics, Inc. and subsidiary. For purposes herein, references to regulatory approval and marketing authorization may be used interchangeably.

Risks Related to our Business

Our business may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

COVID-19 is the disease caused by a coronavirus discovered in 2019 called SARS-CoV-2. It has evolved into a global pandemic, having spread to many regions of the world. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Should the coronavirus continue to spread, our business operations could and will likely be delayed or interrupted. For instance, clinical use may be delayed due to, among other items, availability of clinicians, follow-up by patients, availability of facility administrators to coordinate product evaluations and intake, and the inability to ship product to clinical sites. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Furthermore, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

Infections, deaths and resource constraints due to the pandemic may disrupt the United States and/or other healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from evaluating and/or using our products, materially delay FDA and/or other regulatory agency review and/or approval with respect to our current and future preclinical development plans, clinical trials and requests for marketing authorizations. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could and will materially affect the development and study of our product candidates.

We currently utilize third parties to, among other things, manufacture raw materials. If any third-party involved in the production of our products, product candidates, or raw materials are adversely impacted by restrictions resulting from the coronavirus outbreak, our supply chain may be disrupted, limiting our ability to manufacture products for research and development operations, clinical trials and, in the case of AC5® Topical Gel (renamed AC5 Advanced Wound System) and AC5 Topical Hemostat, commercialization.

Finally, while we believe that we currently have sufficient supply of our products to continue commercialization efforts, our products and product candidates or the materials contained therein (such as the Active Pharmaceutical Ingredients (“APIs”) for our AC5 product line) are manufactured from facilities in areas impacted by the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. If any of the foregoing were to occur, it could materially adversely affect our future revenues, financial condition, profitability, and cash flows.

In the event of a shelter-in-place order or other mandated local travel restrictions, our employees conducting research and development or manufacturing activities may not be able to access their laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

The spread of the coronavirus, which has had a broad negative global impact, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. This may also limit the ability of physicians to perform procedures in which our products could be used.

In addition, and as noted elsewhere, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2021. Accordingly, while the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

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

Our initial product candidates are currently being used by clinicians and to date we have not generated any revenue and we have incurred substantial net losses as a result. As of December 10, 2020, we believe that our current cash will meet anticipated requirements into the second quarter of fiscal 2021 and we will need to raise additional capital before then.

During the first quarter of Fiscal 2020, the third quarter of fiscal 2020 and the first quarter of fiscal 2021, we obtained additional cash to continue operations and fund our planned future operations, which include research and development of our product candidates, steps related to seeking regulatory marketing authorization for our initial product candidates, and planning for their commercialization in the U.S. and Europe. Even with the additional funds received from the 2019 SPA and the October 2019 SPA the Series 1 convertible promissory notes and the Series 2 convertible promissory notes there exists substantial doubt about our ability to continue, as a going concern.

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future, and we may never generate revenue or achieve or maintain profitability.

As noted above under the risk factor entitled “There is substantial doubt about our ability to continue as a going concern,” we have not generated any product revenue to-date. Consequently, we have incurred losses in each year since our inception and we expect that losses will continue to be incurred in the foreseeable future in the operation of our business. To date, we have financed our operations entirely through equity and debt investments by founders, other investors and third parties, and we expect to continue to rely on these sources of funding, to the extent available in the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs incurred in connection with both the closing of the Merger and complying with public company reporting and control obligations, and personnel expenses. We have devoted much of our operational effort to date to the research and development of our core technology, including selecting our initial product composition, conducting safety and other related tests, conducting a human trial for safety and performance, developing methods for manufacturing scale-up, reproducibility and validation, and developing and protecting the intellectual property rights underlying our technology platform.

We expect to continue to incur significant expenses and anticipate that those expenses and losses may increase in the foreseeable future as we:

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

Based on our current operating expenses and working capital requirements, as of December 10, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2021. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to refile our 510(k) submission for AC5 Topical Gel and filed a 510(k) submission during the third calendar quarter of 2018, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

During the first quarter of Fiscal 2020, the third quarter of Fiscal 2020 and the first quarter of Fiscal 2021, we obtained additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations, inclusive of regulatory submissions, marketing authorization, and commercialization of our product candidates and products, and, therefore, we will require additional funding.

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

In particular, both the 2017 SPA and 2018 SPA contain provisions that provide that until such time as the three lead investors in the 2017 Financing and 2018 Financing, respectively, collectively own less than 20% of the Series F Warrants or Series G Warrants as applicable, purchased by them pursuant to the 2017 SPA or 2018 SPA, as applicable, the Company is prohibited from effecting or entering into an agreement to effect any issuance by the Company or its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction including, but not limited to, an equity line of credit or “At-the-Market” financing facility.

As of December 10, 2020, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants and Series G Warrants. As defined in the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

Our short operating history may hinder our ability to successfully meet our objectives.

We are transitioning from being strictly a development stage company subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. Our operations to date have been primarily limited to organizing and staffing, developing and securing our technology and undertaking funding preclinical studies of our lead product candidates, and funding one clinical trial. We have not demonstrated our ability to successfully complete large-scale, pivotal clinical trials, reliably obtain regulatory marketing authorizations, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

For example, on July 17, 2017, we filed a 510(k) notification with the FDA for AC5 Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from the FDA near the end of the agency’s 90-day review period for a final decision on 510(k) notifications. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notification but noted at the time that it remained committed to continued collaboration with the FDA to appropriately address the outstanding questions and planned to submit a new 510(k) notification as soon as possible following further discussion with the agency. On March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notification. As indicated in that March 12, 2018 announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for addressing the FDA’s comments, subject to any further comments that we may receive from the FDA.

On May 8, 2018, the Company announced that it would initiate the previously disclosed study designed to address FDA comments on Arch’s previous 510(k) notification for its AC5 Topical Gel. The agency provided feedback via the pre-submission process and indicated that the proposed study design was acceptable to support the Company’s future marketing application. On June 15, 2018, the Company further announced that it completed enrollment for its human skin sensitization study and that applications of the Company’s AC5 Topical Gel were underway for all subjects.

On October 1, 2018 the Company announced that it submitted a 510(k) notification to the FDA for its AC5 Topical Gel (AC5) and received acknowledgement from the FDA that the submission has been received. On December 17, 2018, we announced that the 510(k) premarket notification for AC5 Topical Gel has been reviewed and cleared by the FDA.

Our business plan is dependent on the success of our development stage product candidates.

Our business is currently focused almost entirely on the development and commercialization of our initial product candidates and products (“AC5 Devices”). Our reliance on AC5 Devices means that, if we are not able to obtain both regulatory marketing authorization and market acceptance of those product candidates, our chances for success will be significantly reduced. We are also less likely to withstand competitive pressures if any of our competitors develop and obtain regulatory marketing authorization for similar products or for products that may be more attractive to the market. Our current dependence on AC5 Devices increases the risk that our business will fail if our development efforts for those products experience delays or other obstacles or are otherwise not successful.

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

We are dependent on third-parties in our supply chain, including manufacturers, service providers, and other vendors, and the processes that they employ to make major and minor components of our products, and this dependence exposes us to risks associated with regulatory requirements, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We make periodic changes within our supply chain, for example, as our business needs evolve; and/or if a third party does not perform as agreed or desired; and/or if we decide to add an additional manufacturer, service provider, or vendor where we were previously single sourced; and/or if processes are altered to meet evolving scale requirements. For instance, the Company harmonized its US and European product supply chains by adding a supplier and additional manufacturing processes to the list of approved suppliers and processes for the production of the AC5 Topical Advanced Wound System that is commercially available in the United States. The Company filed documentation with the FDA related to these supply chain changes and announced on March 23, 2020 that the FDA provided the required clearance to market with the supply chain and manufacturing process changes. We cannot yet provide assurance that the changes or resulting product will prove acceptable to us.

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

The FDA and other regulatory authorities or related bodies separately determine the classification of our products and product candidates. The development plan for our lead product candidates is based on our anticipation of pursuing the medical device regulatory pathway, and in February 2015 we received confirmation from The British Standards Institution (“BSI”), a European notified body (which is a private commercial entity designated by the national government of a European Union (“EU”) member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements), confirmed that AC5 Topical Hemostat fulfills the definition of a medical device within the EU and it was classified as such in consideration of the CE mark, receipt of which was announced by the Company on April 13, 2020. The FDA also determined AC5 Topical Gel, which was later renamed AC5 Advanced Wound System, to be a medical device. If the FDA or similar foreign agencies or intermediaries deem our products to be a member of a category other than a medical device, such as a drug or biologic, or impose additional requirements on our pre-clinical and clinical development than we presently anticipate, financing needs would increase, the timeline for product approval would lengthen, the program complexity and resource requirements world increase, and the probability of successfully commercializing a product would decrease. Any or all of those circumstances would materially adversely affect our business.

We are subject to extensive and dynamic medical device regulations outside of the United States, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of products that were previously approved.

In the European Union, we are required to comply with applicable medical device directives, including the Medical Devices Directive, and obtain CE mark in order to market medical device products. The CE mark is applied following approval from an independent notified body or declaration of conformity. As is the case in the United States, the process of obtaining marketing approval or clearance from comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

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

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining marketing authorization for our products, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded existing regulations. Certain regulators are exhibiting less flexibility by requiring, for example, the collection of local preclinical and/or clinical data prior to approval. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect the global regulatory environment to continue to evolve, which could impact our ability to obtain future approvals for our products and increase the cost and time to obtain such approvals. By way of example, the European Union regulatory bodies recently finalized a new Medical Device Regulation (“MDR”). The MDR changes several aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device Identification (“UDI”). We, and the Notified Bodies who will oversee compliance to the new MDR, face uncertainties in the upcoming years as the MDR is rolled out and enforced, creating risks in several areas, including the CE mark process, data transparency and application review timetables. The MDR was to be implemented on May 25, 2020, however, the implementation date has been postponed till May 26, 2021 due to the effects of Covid-19.

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

Any clinical trials that are planned or are conducted on our products and product candidates may not start or may fail.

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. While the Company has completed its first clinical trial in Western Europe, clinical trials that are planned or which have or shall commence for any of our product candidates could be delayed or fail for a number of reasons, including if:

•	FDA or other regulatory authorities, or other relevant decision-making bodies do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;

•	sufficient suitable subjects do not enroll, enroll more slowly than anticipated or remain in our trials;

•	we fail to produce necessary amounts of the product or product candidate;

•	subjects experience an unacceptable rate of efficacy of the product or product candidate;

•	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product or product candidate;

•	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;

•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;

•	third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on the anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•	inspections of clinical trial sites by the FDA or an institutional review board (“IRB”) or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;

•	manufacturing facilities of our third-party manufacturers are ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) or other applicable requirements;

•	third-party contractors become debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements;

•	the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third-party contractors are unable to satisfy;

•	one or more IRB refuses to approve, suspends or terminates a trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial;

•	the FDA or other regulatory authorities seek the advice of an advisory committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;

•	the FDA or other regulatory authorities require us to expand the size and scope of the clinical trials, which we may not be able to do; or

•	the FDA or other regulatory authorities impose prohibitive post-marketing restrictions on any of our product candidates that attain marketing authorization.

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

Any product for which we are able to obtain marketing approval or other required certifications, and for which we are able to obtain approval of the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable foreign regulatory authorities, including through periodic inspections. These requirements include, without limitation, submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. Maintaining compliance with any such regulations that may be applicable to us or our product candidates in the future would require significant time, attention and expense. Even if marketing approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or other conditions of approval or may contain requirements for costly and time consuming post-marketing approval testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with any approved product candidate or related manufacturing processes, or failure to comply with regulatory requirements, may result in consequences to us such as:

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

If required regulatory authorizations are obtained to market any of our product candidates, then we may consider entering into additional collaboration arrangements with medical technology, pharmaceutical or biotechnology companies and/or seek to establish strategic relationships with marketing partners for the development, sale, marketing and/or distribution of our products within or outside of the U.S. If we elect to expand our current relationships or seek additional collaborators in the future but are unable to reach agreements with such other collaborators, as applicable, then we may fail to meet our business objectives for the affected product or program. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement, and we may not be successful in our efforts, if any, to establish and implement additional collaborations or other alternative arrangements. The terms of any collaboration or other arrangements that we establish may not be favorable to us, and the success of any such collaboration will depend heavily on the efforts and activities of our collaborators. Any failure to engage successful collaborators could cause delays in our product development and/or commercialization efforts, which could harm our financial condition and operational results.

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

In addition, the U.S. Congress periodically adopts and changes legislation regarding health insurance. As a result, substantial changes to the system for paying for healthcare in the U.S. may include some combination of modifications to the existing system of private payers and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact reimbursement for medical devices such as our product candidates. If reimbursement for our products, if any, is substantially less than we expect, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

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

Many of our owned patent applications are pending, and our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis

As of December 2, 2020, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Six patent portfolios assigned to Arch Biosurgery, Inc. include a total of 40 patents and pending applications in a total of nine jurisdictions, including twelve patents and pending applications in the US. These portfolios cover self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including seven issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476; US 10,314,886; and US 10,682,386) that expire between 2026 and 2034 (absent patent term extension) as well as fifteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

We have entered into certain in-license agreements with MIT and with certain other third parties and may seek to enter into additional in-license agreements relating to other intellectual property rights in the future. To the extent we and our product candidates rely heavily on any such in-licensed intellectual property, we are subject to our and the counterparty’s compliance with the terms of such agreements in order to maintain those rights. Presently, we, our lead product candidates and our business plans are dependent on the patent and other intellectual property rights that are licensed to us under our license agreement with MIT. Although that agreement has a durational term through the life of the licensed patents, it also imposes or imposed certain diligence, capital raising, and other obligations on us, our breach of which could permit MIT to terminate the agreement. Further, we are responsible for all patent prosecution and maintenance fees under that agreement, and a failure to pay such fees on a timely basis could also entitle MIT to terminate the agreement. Any failure by us to satisfy our obligations under our license agreement with MIT or any other dispute or other issue relating to that agreement could cause us to lose some or all of our rights to use certain intellectual property that is material to our business and our lead product candidates, which would materially harm our product development efforts and could cause our business to fail.

If we infringe or are alleged to infringe the intellectual property rights of third parties, our business and financial condition could suffer.

Our research, development and commercialization activities, as well as any product candidates or products resulting from those activities, may infringe or be accused of infringing a patent or other intellectual property under which we do not hold a license or other rights. Third parties may own or control those patents or other rights in the U.S. or abroad and could bring claims against us that would cause us to incur substantial time, expense, and diversion of management attention. If a patent or other intellectual property infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales, if any, of the applicable product or product candidate that is the subject of the suit. In order to avoid or settle potential claims with respect to any of the patent or other intellectual property rights of third parties, we may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both. Any such license may not be available on acceptable terms, or at all. Even if we or our future collaborators were able to obtain a license, the rights granted to us or them could be non-exclusive, which could result in our competitors gaining access to the same intellectual property rights and materially negatively affecting the commercialization potential of our planned products. Ultimately, we could be prevented from commercializing one or more product candidates, or be forced to cease some aspects of our business operations, if, as a result of actual or threatened infringement claims, we are unable to enter into licenses on acceptable terms or at all or otherwise settle such claims. Further, if any such claims were successful against us, we could be forced to pay substantial damages. Any of those results could significantly harm our business, prospects and operations.

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

We do not now meet the initial listing standards of the Nasdaq Stock Market or any other national securities exchange. We presently anticipate that our Common Stock will continue to be quoted on the OTCQB or another over-the-counter quotation system. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our Common Stock and may find few buyers to purchase their stock and few market makers to support its price.

A more active market for our Common Stock may never develop. As a result, investors must bear the economic risk of holding their shares of our Common Stock for an indefinite period of time.

Our Common Stock is a “penny stock.”

The SEC has adopted regulations that generally define “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our Common Stock is and is expected to continue to be in the near term, less than $5.00 per share and is therefore a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. Those rules may restrict the ability of brokers or dealers to sell our Common Stock and may affect the ability of our stockholders to sell their shares of our Common Stock. In addition, if our Common Stock continues to be quoted on the OTCQB as we expect, then our stockholders may find it difficult to obtain accurate quotations for our stock and may find few buyers to purchase our stock and few market makers to support its price.

If we issue additional shares in the future, including issuances of shares upon exercise of the Series J Warrants, Series I Warrants, Placement Agent Warrants, Series H Warrants, Series G Warrants, Series F Warrants, Series E Warrants and our Series 1 and Series 2 Convertible Notes, our existing stockholders will be diluted.

As of July 1, 2020, our articles of incorporation authorize the issuance of up to 800,000,000 shares of Common Stock. In June 2020, we issued certain of holders of our Series D Warrants Series J Warrants to acquire up to 3,886,364 shares of our Common Stock at an initial exercise price of $0.25 per share as consideration for those holders exercising their Series D Warrants in full to acquire 5,181,819 shares of our Common Stock at $0.18 per share. As of December 10, 2020, up to 3,886,364 shares may be acquired upon the exercise of the Series J Warrants.

In connection with the October 2019 Financing that closed on October 18, 2019, we issued an aggregate of 14,285,714 shares of our Common Stock, which equaled approximately 8% of the 173,577,233 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the October 2019 Financing. Upon the closing of the October 2019 Financing, we also issued Series I Warrants to acquire up to an additional 14,285,714 shares of our Common Stock at an initial exercise price of $0.22 per share and additional warrants to acquire up to an additional 1,071,429 shares of our Common Stock at an initial exercise price of $0.21875 per share to designees of H.C. Wainwright & Co., LLC, the placement agent that the Company engaged in connection with the October 2019 Financing (the “Placement Agent Warrants”). As of December 10, 2020, up to 14,285,714 shares may be acquired upon the exercise of the Series I Warrants and up to 1,071,429 shares may be acquired upon the exercise of the Placement Agent Warrants.

In connection with the financing that closed on May 14, 2019 (the “2019 Financing”), we issued an aggregate of 8,615,384 shares of our Common Stock, which equaled approximately 5% of the 164,961,849 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2019 Financing. Upon the closing of the 2019 Financing, we also issued Series H Warrants to acquire up to an additional 8,615,384 shares of our Common Stock at an initial exercise price of $0.40 per share. As of December 10, 2020, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of December 10, 2020, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of December 10, 2020, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of December 10, 2020, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

In addition to the aforementioned warrants, in June 2020 and November 2020, we issued $550,000 and $1,050,000 in aggregate principal amount of our Series 1 Unsecured Convertible Promissory Notes and Series 2 Unsecured Convertible Promissory Notes, respectively (collectively, the “Convertible Notes”). The Convertible Notes (i) have a three year term; (ii) accrue interest on the unpaid principal balance at a rate equal to ten percent (10.0%), and (iii) can be converted into shares of our Common Stock at a conversion price of $0.27 per share and $0.25 per share, respectively. At maturity, at our sole option, we may convert the principal and accrued interest under the Convertible Notes (the “Note Obligations”) into shares of our Common Stock at the applicable conversion price in lieu of repaying the Convertible Notes; provided, however, in the event we exercise this option, the Note Obligations will be deemed to equal the product of 1.35 and the outstanding Note Obligations.

Additionally, as of December 10, 2020, 6,868,356 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 19,129,998 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.17 to $0.65 per share and with a weighted average exercise price of $0.36 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series J Warrants, Series I Warrants, Placement Agent Warrants, Series H Warrants granted in connection with the 2019 Financing, the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing and the shares of Common Stock potentially issuable under the Convertible Notes there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock which are related to the Massachusetts Life Sciences Center (“MSLC”) note. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of December 10, 2020 we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2021. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of December 10, 2020, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 11% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

Those indemnification obligations could result in our Company incurring substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even if such actions, if successful, might otherwise benefit us or our stockholders.

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

Rule 144 imposes requirements on us and our stockholders that must be met in order to effect a sale thereunder. As a result, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant additional time and cash resources and which we presently have no intention to pursue. Further, it may be more difficult for us to compensate our employees and consultants with our securities instead of cash. We were a shell company prior to the closing of the Merger, and such status could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future (although none are currently planned) and could cause the value of our securities to decline. In addition, any shares held by affiliates, including shares received in any registered offering, will be subject to certain additional requirements in order to effect a sale of such shares under Rule 144.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. In April 2015, we moved our corporate offices to a property in Framingham, Massachusetts. In July 2017, we entered into a three year operating lease commencing October 1, 2017 and ending on September 30, 2020 at our current location. During August 2020, we extended the lease through September 30, 2021 at our current location.

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

As of December 10, 2020, there were approximately 100 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent sales of unregistered securities and use of proceeds

On June 22, 2020, the Company entered into a Series J Warrant Issuance Agreement with the Keyes Sulat Revocable Trust (the “Trust”) pursuant to which the Company agreed to issue the Trust a Series J Warrant to purchase up to 340,910 shares of common stock at an exercise price of $0.25 over a 1 year term (the “Trust Series J Warrant”) upon the Trust’s exercise of its Series D Warrant to purchase the 454,546 shares of common stock issuable thereunder at $0.18 per share. Later that day, the Trust exercised its Series D Warrant in full and the Company issued the Trust Series J Warrant upon receipt of the aggregate $81,818 exercise price. James R. Sulat, a member of the Board, is a co-trustee of the Trust, of which members of Mr. Sulat’s immediate family are beneficiaries. Mr. Sulat disclosed his interest in the Trust to the Board prior to its approval of the transaction and abstained from voting on the transaction.

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

AC5, AC5-G, AC5-V, AC5-P, Crystal Clear Surgery, NanoDrape and NanoBioBarrier and associated logos are trademarks and/or registered trademarks of Arch Therapeutics, Inc. and its subsidiary. For purposes herein, references to regulatory approval and marketing authorization may be used interchangeably.

Corporate Overview

Arch Therapeutics, Inc., (together with its subsidiary, the “Company” or “Arch”) was incorporated under the laws of the State of Nevada on September 16, 2009, under the name Almah, Inc. which was a company previously organized to pursue the business of distributing automobile spare parts online. Effective June 26, 2013, the Company completed a merger (“Merger”) with Arch Biosurgery, Inc. (formerly known as Arch Therapeutics, Inc.), a Massachusetts corporation (“ABS”), and Arch Acquisition Corporation (“Merger Sub”), the Company’s wholly owned subsidiary formed for the purpose of the transaction, pursuant to which Merger Sub merged with and into ABS and ABS thereby became the wholly owned subsidiary of the Company. As a result of the acquisition of ABS, the Company abandoned its prior business plan and changed its operations to the business of a biotechnology company. Our principal offices are located in Framingham, Massachusetts.

For financial reporting purposes, the Merger represented a “reverse merger.” ABS was deemed to be the accounting acquirer in the transaction and the predecessor of Arch. Consequently, the accumulated deficit and the historical operations that are reflected in the Company’s consolidated financial statements prior to the Merger are those of ABS. All share information has been restated to reflect the effects of the Merger. The Company’s financial information has been consolidated with that of ABS after consummation of the Merger on June 26, 2013, and the historical financial statements of the Company before the Merger have been replaced with the historical financial statements of ABS before the Merger in this report.

ABS was incorporated under the laws of the Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc. On April 7, 2008, ABS changed its name from Clear Nano Solutions, Inc. to Arch Therapeutics, Inc. Effective upon the closing of the Merger, ABS changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc.

Liquidity

We have generated no operating revenues to date. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the year ended September 30, 2020, we had a net loss of $4,691,377 versus a net loss of $4,547,582 in the prior year. The losses for each of the years ended September 30, 2020 and 2019 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application costs, general corporate legal expenses all of which were partially offset by adjustments to the derivative liabilities. Cash used in operating activities decreased $223,547 during the year ended September 30, 2020 to $5,044,755, compared to $5,268,302 for the year ended September 30, 2019. Cash at September 30, 2020 decreased by $1,221,020 to $959,309 compared to $2,180,329 as of September 30, 2019.

Business Overview

We are a biotechnology company marketing or developing a number of products based on our innovative AC5® self-assembling technology platform. We believe these products can be important advances in the field of stasis and barrier applications, which includes stopping bleeding (“hemostasis”), controlling leaking (“sealant”) and managing wounds created during surgery, trauma or interventional care or from disease. We have generated no revenues to date and have devoted substantially all of our operational effort to the research, development and regulatory programs necessary to turn our core technology into commercial products. Our goal is to make care faster and safer for patients with products for use in external wounds, which we refer to as Dermal Sciences applications, and products for use inside the body, which we refer to as Biosurgery applications.

Core Technology

Our flagship products and product candidates are derived from our AC5 self-assembling peptide (SAP) technology platform and are sometimes referred to as AC5 or the “AC5 Devices.” These include AC5 Advanced Wound System and AC5 Topical Hemostat, which have received marketing authorization as medical devices in the United States and Europe, respectively, and which are intended for skin applications, such as management of complicated chronic wounds or acute surgical wounds. Other products are in development for use in minimally invasive or open surgical procedures and include, for example, AC5-GTM for gastrointestinal endoscopic procedures and AC5-V® and AC5 Surgical Hemostat for hemostasis inside the body, all of which are currently investigational devices limited by law to investigational use.

Products based on the AC5 platform contain a biocompatible peptide that is synthesized from proteogenic, naturally occurring L-amino acids. Unlike products that contain traditional peptide sequences, when applied to a wound, AC5-based products intercalate into the interstices of the connective tissue and self-assemble into a protective physical-mechanical nanoscale structure that can provide a barrier to leaking substances, such as blood, while also acting as a biodegradable scaffold that enables healing. Self-assembly is a central component of the mechanism of action of our technology. Individual AC5 peptide units readily build themselves, or self-assemble, into an ordered network of nanofibrils when in aqueous solution by the following process:

•	Peptide strands line up with neighboring peptide strands, interacting via hydrogen bonds (non-covalent bonds) to form a ribbon-like structure called a beta sheet.
•	This process continues such that hundreds of strands organize with charged and polar side chains oriented on one face and non-polar side chains oriented on the opposite face of the beta sheets.
•	Interactions of the resulting structure with water molecules and ions results in formation nanofibrils, which extend in length and can join together to form larger nanofibers.
•	This network of AC5 peptide nanofibers forms the physical-mechanical barrier that is responsible for sealant, hemostatic and other properties, regardless of the presence of antithrombotic agents, and which subsequently becomes the scaffold that supports the repair and regeneration of damaged tissue.

Based on the intended application, we believe that the underlying AC5 SAP technology can impart important features and benefits to our products that may include, for instance, stopping bleeding (hemostasis), mitigating contamination, modulating inflammation, donating moisture, and enabling an appropriate wound microenvironment conducive to healing. For instance, AC5 Advanced Wound System, which is indicated for the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds, is shipped and stored at room temperature, is applied directly as a liquid, can conform to irregular wound geometry, and does not possess sticky or glue-like handling characteristics. We believe these properties enhance its utility in several settings and contribute to its user-friendly profile.

We believe that our technology lends itself to a range of potential applications in which there is a wound inside or on the body, and in which there is need for a hemostatic agent or sealant. For instance, the results of certain preclinical and clinical investigations that either we have conducted or others have conducted on our behalf have shown quick and effective hemostasis with the use of AC5 SAP technology, and that time to hemostasis (“TTH”) is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners.” Furthermore, the transparency and physical properties of certain AC5 Devices may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as surgery starts, a concept that we call Crystal Clear Surgery™. An example of a product that contains related features and benefits is AC5 Topical Hemostat, which is indicated for use as a dressing and to control mild to moderate bleeding, each during the management of injured skin and the micro-environment of an acute surgical wound.

Operations

Much of our operational efforts to date, which we often perform in collaboration with partners, have included selecting compositions and formulations for our initial products; conducting preclinical studies, including safety and other tests; conducting a human trial for safety and performance of AC5; developing and conducting a human safety study to assess for irritation and sensitization potential; securing marketing authorization for our first product in the United States and in Europe; developing, optimizing, and validating manufacturing methods and formulations, which are particularly important components of self-assembling peptide development; developing methods for manufacturing scale-up, reproducibility, and validation; engaging with regulatory authorities to seek early regulatory guidance as well as marketing authorization for our products; sourcing and evaluating commercial partnering opportunities in the United States and abroad; and developing and protecting the intellectual property rights underlying our technology platform.

Our long-term business plan includes the following goals:

•	conducting biocompatibility, pre-clinical, and clinical studies on our products and product candidates;
•	obtaining additional marketing authorization for products in the United States, Europe, and other jurisdictions as we may determine;
•	continuing to develop third party relationships to manufacture, distribute, market and otherwise commercialize our products;
•	continuing to develop academic, scientific and institutional relationships to collaborate on product research and development;
•	expanding and maintaining protection of our intellectual property portfolio; and
•	developing additional product candidates in Dermal Sciences, Biosurgery, and other areas.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

•	seek additional funding as required to support the milestones described previously and our operations generally;
•	work with our manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing and tied to our development and commercialization needs;
•	further clinical development of our product platform;
•	assess our technology platform in order to identify and select product candidates for potential advancement into development;
•	seek regulatory input to guide activities related to expanded and new product marketing authorizations;
•	continue to expand and enhance our financial and operational reporting and controls;
•	pursue commercial partnerships; and
•	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio.

In addition to capital required for operating expenses, depending upon additional input from EU and US regulatory authorities, as well as the potential for additional regulatory filings and approvals during the next 2 years, additional capital may be required.

The estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently anticipate, as of December 10, 2020 we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2021. We could spend our financial resources much faster than we expect, in which case we would need to raise additional capital as our current funds may not be sufficient to operate our business for the entire duration of that period.

Preclinical Testing

We have engaged and continue to engage third parties in the United States and abroad to advise on and/or perform certain preclinical bench-top and animal research and development studies, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and/or other collaborators.

We completed the biocompatibility studies required to receive marketing authorizations for AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe, and such test results support that the products are biocompatible. We will perform further biocompatibility testing that we deem necessary for additional indications, classifications, jurisdictions, and/or as required by regulatory authorities.

Acute and survival animal studies assessing safety and performance of our technology have also demonstrated favorable outcomes in Dermal Sciences and Biosurgical applications.

Clinical Testing

We have engaged and continue to engage third parties in the United States and abroad to advise on and/or perform certain clinical studies and related activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and/or other collaborators.

We completed two clinical studies. The first study, which met its primary and secondary endpoints, assessed the safety and performance of our product candidate in 46 patients with bleeding skin wounds that resulted from excision of skin lesions and followed for 30 days. The second study assessed our product candidate on skin, determining that it was neither an irritant nor a sensitizer, and no immunogenic response or serious or other adverse events attributable to our product were reported in any of the approximately 50 enrolled volunteers. The product candidate in these studies subsequently received marketing authorization and is presently known as AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe.

Commercialization

Our commercialization efforts are currently focused on our Dermal Sciences products, AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe. The indication for use, or purpose, for each product follows:

•	Under the supervision of a health care professional, AC5 Advanced Wound System is a topical dressing used for the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds.
•	AC5 Topical Hemostat is intended for use locally as a dressing and to control mild to moderate bleeding, each during the management of injured skin and the micro-environment of an acute surgical wound.

In practice, we envision that both products will be used in comparable wounds, including, in particular, acute or chronic wounds that require surgical intervention. Examples include, surgical excision of dead, contaminated, or damaged tissue, otherwise known as debridement, in chronic wounds; complicated wounds created during an acute surgical procedure; failed acute surgical wounds; wounds requiring wound bed preparation in advance of other procedures; wounds in need of an advanced dressing that incorporates an initial protective barrier function followed by a scaffolding or lattice function that enables healing.

We announced receipt of 510(k) premarket notification clearances for AC5 Advanced Wound System on December 17, 2018, providing marketing authorization, and on March 23, 2020, clearing use of an additional supplier and additional manufacturing processes. We announced receipt of the CE mark for AC5 Topical Hemostat on April 13, 2020.

The Covid-19 pandemic environment has introduced new challenges related to product launch, marketing and sales, as clinicians and facilities are increasingly focused on managing resources, the disease, or its potential spread. We believe that these challenges may present an opportunity for our new technology to address certain poorly met needs.

Wound interventions are too often considered to be elective procedures instead of being treated essentially or emergently as National Pressure Ulcer Advisory Panel guidelines and others recommend, resulting in a projected increased risk to limb and life while elective procedures are delayed and not prioritized. Furthermore, the implications of these delays are a growing backlog of chronic wounds awaiting care and a worsening of such wounds, leading to greater morbidity, such as infection, necrosis, and amputation, and potentially mortality.

We expect our Dermal Sciences product commercialization to be gradual, initially, and moderately accelerate into new market channels. In addition to identifying and encouraging product use by key opinion leaders and early adopters, we will prioritize our focus on private and government facilities. Hospitals in the Veterans Health Administration (“VA Hospitals”), for example, tend to have many patients whose needs we believe we can help address. We prioritized the launch of AC5 Advanced Wound System in the United States over that of AC5 Topical Hemostat in Europe to maximize operational efficiencies in light of the Covid-19 pandemic.

We have engaged and continue to engage third parties in the United States and abroad to advise on and/or perform certain sales and marketing activities, typically with assistance from our team. These third parties can include contract organizations, consultants, advisors, scientists, clinicians, and/or other collaborators.

Manufacturing

We work with contract manufacturing and related organizations, including those operating under current good manufacturing practices (“cGMP”), as is required by applicable regulatory agencies for production of product that can be used for preclinical and human testing as well as for commercial use. We also have engaged and continue to engage other third parties in the United States and abroad to advise on and/or perform certain manufacturing and related activities, typically with assistance from our team. These third parties include academic institutions, consultants, advisors, scientists, and/or other collaborators. The activities include development of our primary product candidates, as well as generation of appropriate analytical methods, scale-up, and other procedures for use by manufacturers and/or other members of our supply chain to produce or process our products at current and/or larger scale quantities for preclinical and clinical testing and ultimately, as required marketing authorizations are obtained, commercialization.

Our products are regulated as medical devices, and as such, many of our activities have focused on optimizing traditional parameters to target specifications, biocompatibility, physical appearance, stability, and handling characteristics, among other metrics, in order to achieve the desired product. We and our partners intend to continue to monitor manufacturing processes and formulation methods closely, as success or failure in establishing and maintaining appropriate specifications may directly impact our ability to conduct additional preclinical and clinical trials and/or deliver commercial product.

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

Recent Developments

On October 17, 2019, the Company announced the pricing of registered direct offering of 14,285,714 units, each unit consisting of a share of the Company’s common stock, and a Series I Warrant (“Series I Warrant”) to purchase a share of our common stock for the combined purchase price of $0.175 per unit. The Series I Warrants have an exercise price of $0.22 per share and are exercisable for a period of five years. The offering closed on October 18, 2019. The gross proceeds to the Company from the 2019 Financing were approximately $2.5 million before deducting financing costs of approximately $333,000. Pursuant to the Engagement Agreement, the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 1,071,429 shares (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Series I Warrants, except that the exercise price of the Placement Agent Warrants is $0.21875 per share and the term of the Placement Agent Warrants is five years.

On March 23, 2020, we announced that the FDA provided clearance to market AC5® Topical Gel that is manufactured using an additional supplier and manufacturing processes. AC5® Topical Gel is intended for use in the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds.

On April 13, 2020 we announced receipt of the CE (Conformité Européenne) mark for a first-in-class wound care product, AC5TM Topical Hemostat, allowing for commercialization in Europe as a dressing and to control bleeding in external skin wounds in both out- and in-patient settings.

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

The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred until the earliest of ten months after the end of our covered period or the date the SBA makes a decision on our loan forgiveness application. Unless the PPP Loan is forgiven, the Company will be required to make monthly payments of principal and interest of approximately $20,000 to the Lender.

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

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained. During November 2020, the Company applied for forgiveness of the PPP loan.

On June 4, 2020, the Company issued unsecured 10% Series 1 Convertible Notes in the aggregate principal amount of $550,000. The Series 1 Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Series 1 Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Series 1 Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms in the Convertible Notes) into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at a per share price of $0.27 (the “Conversion Price”); (iv) the ability of a holder of a Series 1 Convertible Note (a “Holder”) to convert the Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (”VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, June 30, 2023; provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

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

On June 22, 2020, the Company entered into a Series J Warrant Issuance Agreement (the “Keyes Sulat Agreement”) with the Keyes Sulat Revocable Trust (the “Trust”), also a holder of outstanding Series D Warrants, resulting in approximately $82,000 of proceeds as a result of the full exercise of the Trust’s Warrants. Under the terms of the Keyes Sulat Agreement, in exchange for fully exercising the Trust’s remaining Warrants for 454,546 shares of common stock on June 22, 2020, the Trust was issued Series J Warrants to purchase 340,910 shares of common stock at an exercise price of $0.25 over a 1 year term. James R. Sulat, a member of the Board, is a co-trustee of the Trust, of which members of Mr. Sulat’s immediate family are beneficiaries. Mr. Sulat disclosed his interest in the Trust to the Board prior to its approval of the transaction and abstained from voting on the transaction. On June 30, 2020, the remaining 3,792,570 Series D Warrants expired.

On July 1, 2020, a special meeting of the Company was held. At the meeting, the stockholders approved an increase to the number of authorized shares of our common stock, par value $0.001 per share (“Common Stock”), from 300,000,000 to 800,000,000 shares. The results of the stockholders’ vote were 103,553,044 votes for, 33,707,332 votes against and 3,678,519 abstained.

On November 6, 2020, the Company issued unsecured 10% Series 2 Convertible Notes in the aggregate principal amount of $1,050,000. The Series 2 Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Series 2 Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms in the Series 2 Convertible Notes) into shares of the Company’s common stock, par value $0.001 per share (Common Stock), at a per share price of $0.25 (the “Conversion Price”); (iv) the ability of a holder of a Convertible Note (a “Holder”) to convert the Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, November 30, 2023; provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

In addition, on November 6, 2020, as consideration for an investment in the Convertible Notes, the Company entered into an Amendment to the Series J Warrant to Purchase Common Stock, with a holder of a Series J Warrant exercisable for up to 3,375,000 shares of Common Stock, to extend the term of the Series J Warrant from one (1) year to thirty (30) months.

Results of Operations

The following discussion of our results of operations should be read together with the consolidated financial statements included in this Annual Report and the notes thereto. Our historical results of operations and the period-to-period comparisons of our results of operations that follow are not necessarily indicative of future results.

Year Ended September 30, 2020 Compared to Year Ended September 30, 2019

	September 30,	September 30,	Increase
	2020	2019	(Decrease)
Revenue	$-	$-	$-
Operating Expenses
General and Administrative	3,759,554	3,974,919	(215,365)
Research and Development	1,611,094	2,396,838	(785,744)
Loss from Operations	(5,370,648)	(6,371,757)	(1,001,109)
Other Income	679,271	1,824,175	(1,144,904)
Net Loss	$(4,691,377)	$(4,547,582)	$143,795

Revenue

We did not generate any revenue in either of the years ended September 30, 2020 or 2019.

General and Administrative Expense

General and administrative expenses during the fiscal year ended September 30, 2020 were $3,759,554 a decrease of $215,365 compared to $3,974,919 for the fiscal year ended September 30, 2019. The decrease in general and administrative expense is primarily attributable to a decrease in stock-based compensation, defense of patent and patent prosecution costs and consulting costs partially offset by the increases in payroll costs and corporate legal fees. General and administrative expenses are generally expected to increase during fiscal 2021 as a result of the establishment and execution of commercialization efforts, additional staffing, increased stock-based compensation as well as increased costs associated with the Company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the fiscal year ended September 30, 2020 was $1,611,094, a decrease of $785,744 compared to $2,396,838 for the fiscal year ended September 30, 2019. The decrease in research and development expense is primarily attributable to a decrease in product and development costs, preparation of regulatory filings and compensation costs. Research and development expenses are expected to increase during fiscal 2021 as a result of our plans for additional product development, clinical and regulatory programs.

Other Income/(Expense)

Other income during the year ended September 30, 2020 was $679,271, a decrease of $1,144,904 compared to total other income of $1,824,175 for the year ended September 30, 2019. The net decrease in other income was the result of the change in the fair value of derivative liabilities.

Liquidity and Capital Resources

Working Capital

At September 30, 2020, we had total current assets of $2,142,975 (including cash of $959,309) and working capital of $1,496,734. Our working capital as of September 30, 2020 and September 30, 2019 is summarized as follows:

	September 30,	September 30,
	2020	2019
Total Current Assets	$2,142,975	$2,889,681
Total Current Liabilities	646,241	713,811
Working Capital	$1,496,734	$2,175,870

Total current assets as of September 30, 2020 were $2,142,975, a decrease of $746,706 compared to $2,889,681 as of September 30, 2019. The decrease in current assets is primarily attributable to general and administrative expenses and research and development expenses incurred in connection with activities to develop our primary product candidate partially offset by $2,167,162 received from the issuance of common stock and warrants, $176,300 received from the PPP Loan, $550,000 received from the issuance of convertible notes and $932,728 from the exercise of Series D Warrants. Our total current assets as of September 30, 2020 and September 30, 2019 were comprised primarily of cash, inventory and prepaid expenses and other current assets.

Total current liabilities as of September 30, 2020 were $646,241, a decrease of $67,570 compared to $713,811 as of September 30, 2019. The decrease is primarily due to a decrease in accounts payable partially offset by the current portion of the PPP Loan and an increase in accrued expenses and other liabilities. Our total current liabilities as of September 30, 2020 were comprised of accounts payable, accrued expenses and other liabilities and the current portion of the PPP loan. Our total current liabilities as of September 30, 2019 were comprised of accounts payable and accrued expenses and other liabilities.

Cash Flow

	September 30,	September 30,
	2020	2019
Cash Used in Operating Activities	$(5,044,755)	$(5,268,302)
Cash Used in Investing Activities	(2,455)	-
Cash Provided by Financing Activities	3,826,190	2,781,221
Net decrease in cash	$(1,221,020)	$(2,487,081)

Cash Used in Operating Activities

Cash used in operating activities decreased $223,547 to $5,044,755 during the fiscal year ended September 30, 2020 compared to $5,268,302 for the fiscal year ended September 30, 2019. The decrease in cash used in operating activities is primarily attributable to a reduction in consulting costs, payroll and product and development costs partially offset by inventory costs.

Cash Used in Investing Activities

Cash used in investing activities increased $2,455 to $2,455 during the fiscal year ended September 30, 2020, compared to $0 during the fiscal year ended September 30, 2019. For the fiscal year ended September 30, 2020, cash used in investing activities is attributed to computer hardware purchases.

Cash Provided by Financing Activities

Cash provided by financing activities increased $1,044,969, to $3,826,190 during the fiscal year ended September 30, 2020, compared to $2,781,221 during the fiscal year ended September 30, 2019. For the year ended September 30, 2020, the cash provided by financing activities resulted from $2,167,162 from the issuance of common stock and warrants in the October 2019 Financing, $176,300 received from the PPP loan, $550,000 received from the issuance of a convertible note and $932,728 from the exercise of Series D Warrants. For the year ended September 30, 2019, the cash provided by financing activities resulted from $2,748,821 from the issuance of common stock and warrants in the 2019 Financing and $32,400 from the exercise of stock option to purchase 87,567 shares of our Common Stock.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of December 10, 2020, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2021. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we do not expect to generate sufficient revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “ RISK FACTORS ” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

To date we have generated no operating revenues. We expect to generate revenue in the near future. That revenue will not be sufficient to fund our business operations and we will need to obtain additional funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2017 SPA and 2018 SPA restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the 2018 Financing collectively own less than 20% of the Series F Warrants and Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

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

From inception, we have not earned operating revenues from sales of products or services and have recurring losses from operations. While the Company anticipates that it will have enough cash on hand into the second quarter of fiscal 2021, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2020, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary should operations discontinue.

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

The Company has devoted substantially all of its efforts to developing technologies, raising capital, establishing customer and vendor relationships, and recruiting new employees.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises expenditures incurred in acquiring the inventories, the cost of conversion and other costs incurred in bringing them to their existing location and condition. The cost of raw materials, goods-in-progress and finished goods and other products are determined on a First in First out (FiFo) basis. When determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

Recent Accounting Guidance

Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting was issued by the Financial Accounting Standards Board (FASB) in June 2018. The purpose of this amendment is to address aspects of the accounting for nonemployee share-based payment transactions. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-07 during our first quarter of fiscal year 2020, and the impact was considered immaterial on our consolidated financial statements.

ASU 2016-02, Leases (Topic 842) was issued by the FASB in February 2016. The purpose of this amendment is to recognize most operating leases by recording a right-to-use asset and corresponding lease liability. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2016-02 during our first quarter of fiscal year 2020, and the impact has been recorded within the consolidated financial statements using the modified retrospective method.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2020, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Officer Since
Dr. Terrence W. Norchi	President, Chief Executive Officer and Chairman of the Board of Directors	55	April 2013
James R. Sulat	Director	70	August 2015
Punit Dhillon	Director	40	July 2018
Richard E. Davis	Chief Financial Officer	62	July 2014

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

James R. Sulat. Mr. Sulat joined our Board of Directors in August 2015. Mr. Sulat has served as a member of the Supervisory Board for Valneva SE, a European biotech company focusing on vaccines, since 2005. In addition, Mr. Sulat has served as a member of the Board of Directors for AMAG Pharmaceuticals, Inc., a pharmaceutical company focused on the development and commercialization of specialty pharmaceutical products, since 2014. Previously, Mr. Sulat served as the Chief Executive Officer and Chief Financial Officer for Maxygen, Inc., from 2009 to 2013. Mr. Sulat also served as a member of the Board of Directors for Maxygen, Inc., from 2003 to 2013. Prior to that, Mr. Sulat served as the Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors for Memory Pharmaceuticals Corp., from 2005 to 2008. Mr. Sulat previously served in senior executive roles for R.R. Donnelley & Sons, Co., Chiron Corporation, Stanford Health Services, Inc., and Esprit de Corp, Inc. Mr. Sulat also previously served as a member of the Board of Directors for Momenta Pharmaceuticals, Inc., Tolero Pharmaceuticals, Inc., Diadexus, Inc., Codexis, Inc., Ariat International, Inc., General Surgical Innovations, Inc., and Vans, Inc. Mr. Sulat received a B.S. in Administrative Sciences from Yale University, and an M.B.A. and an M.S. in Health Services Administration from Stanford University.

Punit Dhillon. Mr. Dhillon joined our Board of Directors in July 2018. Mr. Dhillon brings over 15 years of global industry experience to Arch's Board with a wealth of knowledge and experience operationally in medical devices, advancing programs from scientific research through clinical development, regulatory approval, and into healthcare systems globally. Mr. Dhillon's business and management experience includes corporate finance, integration, intellectual property licensing, strategy implementation, mergers and acquisitions and collaborations with academic and other institutions. Strategic partnerships established by Mr. Dhillon include early and late stage deals with Merck and Pfizer. Mr. Dhillon co-founded and previously served as Chief Executive Officer and a member of the board of directors of OncoSec, a biotechnology company pioneering new technologies to stimulate the body's immune system to target and attack cancer. Prior to that, Mr. Dhillon served as Vice President of Finance and Operations at Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation), a DNA vaccine development company, from September 2003 until March 2011. Mr. Dhillon is also a director of Emerald Health Sciences, Inc. and Audit Committee Chair of Emerald Health Therapeutics, Inc. (TSXV: EMH) and Emerald Bioscience, Inc. (OTCQB: NMUS). Mr. Dhillon was recognized as one of the "Top 100 CEOs" by PharmaVoice in 2013, as "Most Admired CEO" by The San Diego Business Journal in 2016, and as a finalist for Ernst & Young's Annual "Entrepreneur of the Year." Mr. Dhillon has a Bachelor of Arts with honors in Political Science and a minor in Business Administration from Simon Fraser University.

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

Family Relationships

On July 20, 2018, the Company announced that the Board appointed Punit Dhillon (“Mr. Dhillon”), the co-founder and former President and CEO of OncoSec Medical Incorporated (“OncoSec”), a biotechnology company pioneering new technologies to stimulate the body’s immune system to target and attack cancer, as a director of the Company effective on July 19, 2018. Mr. Dhillon is the nephew of Dr. Avtar Dhillon (“Dr. Dhillon”), who was previously chairman of the board of directors of the Company, was previously a member of the board of directors of OncoSec, and is currently a Chairman of the board of directors of Emerald Health Sciences, Inc. Dr. Dhillon is also currently serving as an advisor to the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the fiscal years ended September 30, 2020 and September 30, 2019 for (i) our principal executive officer; (ii) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during our last completed fiscal year; and (iii) certain of our other executive officers, whose compensation is voluntarily provided.

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	All other Compensation ($)	Total ($)
Dr. Terrence W. Norchi	2020	438,111	81,090	-	178,300	-	697,501
President and Chief Executive Officer	2019	429,250	-	-	-	-	429,250

Richard E. Davis	2020	335,513	51,750	-	124,810	-	512,073
Chief Financial Officer	2019	328,333	-	-	-	-	328,333

(1)	Represents the aggregate grant date fair values of awards granted during the fiscal year ended September 30, 2020 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by our executive officers. For information on the valuation assumptions with respect to option grants made during the fiscal year ended September 30, 2020 refer to Note 14 “Stock-Based Compensation” in our consolidated financial statements included in this filing.

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

Dr. Norchi’s employment agreement provides the following definitions of “For Cause” and “Good Reason”: (a) “For Cause” is (i) the commission by the executive of a crime involving dishonesty, breach of trust, or physical harm to any person, (ii) executive’s engagement by the executive in conduct that is in bad faith and materially injurious to the Company, (iii) commission by the executive of a material breach of the employment agreement which is not cured within 20 days after the executive receives written notice of such breach, (iv) willful refusal by the executive to implement or follow a lawful policy or directive of the Company, which breach is not cured by the executive within 20 days after receiving written notice from the Company, (v) or executive’s engagement in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally (other than any such failure resulting from Executive’s incapacity due to physical or mental illness); and (b) “Good Reason” is, without the executive’s written consent, (1) a material reduction in executive’s annual base salary, except for reductions that are comparable to reductions generally applicable to similarly situated executives of the Company, (2) the relocation of executive to a facility or location that is more than 50 miles from his primary place of employment and such relocation results in an increase in executive’s one-way driving distance by more than 50 miles, or (3) a material and adverse change in executive’s authority, duties, or responsibilities with the Company or a material and adverse change in executive’s reporting relationship within the Company.

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

The agreement provides the following definitions of “For Cause” and “Good Reason”: (a) “For Cause” is (i) the commission by the executive of a crime involving dishonesty, breach of trust, or physical harm to any person, (ii) executive’s engagement by the executive in conduct that is in bad faith and materially injurious to the Company, (iii) commission by the executive of a material breach of the employment agreement which is not cured within 20 days after the executive receives written notice of such breach, (iv) willful refusal by the executive to implement or follow a lawful policy or directive of the Company, which breach is not cured by the executive within 20 days after receiving written notice from the Company, (v) or executive’s engagement in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally; and (b) “Good Reason” is, without the executive’s written consent, (1) a reduction in the executive’s annual base salary comparable to reductions generally applicable to similarly situated executives of the Company if such reduction occurs during the first 365 days of employment and is greater than 15%, (2) a relocation of the executive to a facility or location that is more than 50 miles from his primary place of employment and results in an increase in one-way driving distance by more than 50 miles (provided that any such relocation shall not constitute Good Reason if the executive is permitted to perform his duties remotely from or near his home for two weeks per month), or (3) a material and adverse change in the executive’s authority, duties, or responsibilities with the Company or reporting relationship within the Company.

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the aggregate number of option and stock awards held by our named executive officers at September 30, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Dr. Terrence W. Norchi	500,000	-	(1)	0.35	03/22/2024
	400,000	-	(2)	0.19	01/21/2025
	355,000	-	(3)	0.28	08/17/2025
	1,250,000	-	(4)	0.39	05/02/2026
	650,000	-	(5)	0.65	02/02/2027
	285,000	75,000	(6)	0.425	07/18/2028
	437,500	562,500	(7)	0.2292	12/20/2029

Richard E. Davis	500,000	-	(8)	0.22	07/06/2024
	500,000	-	(9)	0.19	01/21/2025
	175,000	-	(10)	0.28	08/17/2025
	150,000	-	(11)	0.39	05/02/2026
	500,000	-	(12)	0.65	02/02/2027
	217,708	57,292	(13)	0.425	07/18/2028
	306,250	393,750	(14)	0.2292	12/20/2029

(1)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of March 23, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing April 23, 2015.

(2)	Represents an option to purchase 400,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2016.

(3)	Represents an option to purchase 355,000 shares of Common Stock with a grant date of August 1, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(4)	Represents an option to purchase 1,250,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(5)	Represents an option to purchase 650,000 shares of Common Stock granted on February 3, 2017. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(6)	Represents an option to purchase 360,000 shares of Common Stock with a grant date of July 19, 2018. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing August 19, 2018.

(7)	Represents an option to purchase 1,000,000 shares of Common Stock with a grant date of December 20, 2019. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing January 20, 2019.

(8)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of July 7, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.

(9)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2015.

(10)	Represents an option to purchase 175,000 shares of Common Stock with a grant date of August 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(11)	Represents an option to purchase 150,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(12)	Represents an option to purchase 500,000 shares of Common Stock granted on February 3, 2017. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(13)	Represents an option to purchase 275,000 shares of Common Stock granted on July 19, 2018. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(14)	Represents an option to purchase 700,000 shares of Common Stock granted on December 20, 2019. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

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

The following table summarizes all compensation paid to our non-employee directors during the fiscal year ended September 30, 2020:

Director Compensation Table

	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)	All other Compensation ($)	Total ($)
James R. Sulat (1)	25,000	-	68,760	-	93,760

Punit Dhillon (2)	50,000	-	68,760	-	118,760

(1)	Mr. Sulat was appointed as a member of the Board on August 19, 2015. The aggregate number of shares of Common Stock underlying option awards outstanding as of September 30, 2020 held by Mr. Sulat was 940,000.

(2)	Mr. Dhillon was appointed as a member of the Board on July 19, 2018. The aggregate number of shares of Common Stock underlying option awards outstanding as of September 30, 2020 held by Mr. Dhillon was 500,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2013, our Board of Directors and the holders of a majority of our standing common stock approved and adopted the Arch Therapeutics, Inc. 2013 Stock Incentive Plan (the “Plan”). The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. As of September 30, 2020, the Plan has reserved 28,114,256 shares of our common stock for issuance thereunder in awards granted to employees, directors and/or consultants. The Plan provides that on the first business day of each fiscal year commencing with fiscal year 2013, the number of shares of our common stock reserved for issuance under the Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (i) 3,000,000 shares, (ii) 4% of the number of shares outstanding on the last day of our immediately preceding fiscal year, or (iii) such lesser number of shares as determined by the administrator of the Plan, which is currently our Board of Directors. As a result of that provision, as of October 1, 2020, the number of shares reserved for issuance under the Plan increased by 3,000,000 to 31,114,256. The following table provides information as of September 30, 2020 with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,248,346	$0.36	4,750,008
Equity compensation plans not approved by security holders	—	—	—
Total	18,248,346	$0.36	4,750,008

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Arch Therapeutics, Inc., 235 Walnut St., Suite #6, Framingham, Massachusetts 01702. The information set forth in the table below is based on 193,044,766 shares of our Common Stock outstanding on December 10, 2020. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 10, 2020 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. The following table is presented after taking into account the ownership limitations to which certain holders of our Series E Warrants, and Series 2 Unsecured Convertible Promissory Notes, and all the holders of our Series F Warrants, Series G Warrants, Series H Warrants, Series I Warrants and, Placement Agent Warrants, and Series J Warrants are subject to (the “Ownership Limitation). In general, the Ownership Limitation prevents holders from exercising the warrant to the extent such exercise would result in the holder owning more shares than the Ownership Limitation, which is initially set below 5%, and such Ownership Limitation may be waived at the holder’s discretion, provided that such waiver will not become effective until the 61st day after delivery of such waiver notice.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5%+ Stockholders:

Twelve Pins Partners (2)	10,000,000	5.18%

Ana B. Parker (3)	18,744,291	9.71%

Directors and Executive Officers

Terrence Norchi (4)	17,549,909	8.91%

James R. Sulat (5)	3,286,053	1.69%

Punit Dhillon (6)	500,000	0.26%

Richard E. Davis (7)	3,308,208	1.69%

Current Directors and Named Executive Officers as a Group (4 persons)	24,644,171	12.24%

Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or convertible or exercisable or convertible within 60 days of December 10, 2020, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

(1)	Except as otherwise indicated, we believe that each of the beneficial owners of the Common Stock listed previously, based on information furnished by such owners, has sole investment and voting power with respect to the shares listed as beneficially owned by such owner, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Dr. Norchi is the sole member of Twelve Pins Partners, LLC and has sole voting and investment control with respect to the shares it holds. Dr. Norchi disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(3)	Represents (i) 7,863,400 shares of Common Stock owned individually by Ana Parker; (ii) 1,380,891 shares of Common Stock owned individually by Michael A. Parker, Ana Parker’s spouse; and (iii) 5,000,000 shares of Common Stock owned through Tungsten III LLC, of which Michael Parker is the sole manager. Excludes 4,500,000 shares of Common Stock that may be acquired upon the exercise of Series D Warrants (which expire on September 30, 2020), any of the 1,583,334 shares of Common Stock that may be acquired upon the exercise of Series E Warrants (which expire May 26, 2021), any of the 600,000 shares of Common Stock that may be acquired upon the exercise of Series G Warrants (which expire July 7, 2023), any of the 1,230,769 shares of Common Stock that may be acquired upon the exercise of Series H Warrants (which expire May 14, 2024 ) or any of the 3,428,571 shares of Common Stock that may be acquired upon the exercise of Series I Warrants (which expire October 18, 2024), since such warrants cannot be exercised until such time as the holder would not beneficially own, after such exercise, more than 4.9% of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case such waiver will become effective sixty-one (61) days after the holder's delivery of such waiver notice. As of December 10, 2020, Ms. Parker has not waived such limitation.

(4)	Represents (a) 10,000,000 shares of our Common Stock held by Twelve Pins Partners, LLC, with respect to which Dr. Norchi holds sole voting and investment control; (b) 1,419,076 shares issued to Dr. Norchi upon the closing of the Merger in exchange for the cancellation of shares of Common Stock and convertible notes of ABS owned by him immediately prior to the closing of the Merger; (c) 1,130,000 shares of restricted stock granted to Dr. Norchi on May 3, 2016; (d) 650,000 shares of restricted stock granted to Dr. Norchi on February 3, 2017;(e) 360,000 shares of restricted stock granted to Dr. Norchi on July 19, 2018; and (f) 3,990,833 shares subject to options exercisable within 60 days after December 10, 2020. Dr. Norchi disclaims beneficial ownership of the securities held by Twelve Pins Partners, LLC except to the extent of his pecuniary interest therein.

(5)	Represents (a) 370,000 shares of our Common Stock directly held by Mr. Sulat; (b) 922,267 shares of our Common Stock held by the Keyes Sulat Revocable Trust; (c) 41,666 shares of our Common Stock held by the Brenna Keyes Sulat Irrevocable Trust; (d) 41,666 shares of our Common Stock held by the Nathaniel Keyes Sulat Irrevocable Trust; (e) a Series D Warrant exercisable for 454,546 shares of our Common Stock, a Series E Warrant exercisable for 83,333 shares of our Common Stock and a Series F Warrant exercisable for 45,833 shares of our Common stock, in each case held by Keyes Sulat Revocable Trust; (f) a Series F Warrant exercisable for 22,916 shares of our Common stock held by the Brenna Keyes Sulat Irrevocable Trust; (g) a Series F Warrant exercisable for 22,916 shares of our Common stock held by the Nathaniel Keyes Sulat Irrevocable Trust; and (h) 1,607,044 shares subject to options exercisable within 60 days after December 10, 2020. Mr. Sulat disclaims beneficial ownership of the securities held by Keyes Sulat Revocable Trust, Brenna Keyes Sulat Irrevocable Trust and Nathaniel Keyes Sulat Irrevocable Trust except, in each case, to the extent of his pecuniary interest therein.

(6)	Represents 500,000 shares of our Common Stock subject to options exercisable within 60 days after December 10, 2020.

(7)	Represents (a) 103,000 of our restricted Common Stock granted to Mr. Davis on May 3, 2016; (b) 500,000 shares our restricted Common Stock granted to Mr. Davis on February 3, 2017; (c) 275,000 shares our restricted Common Stock granted to Mr. Davis on July 19, 2018; and (d) 2,430,208 shares of our Common Stock subject to options exercisable within 60 days after December 10, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During fiscal years 2020 and 2019, other than with respect to matters relating to the Company’s compensation arrangements with its executive officers, there were no transactions between the Company or any of its subsidiaries and any “Related Person” (as that term is defined in Item 404 of Regulation S-K) that would be required to be reported pursuant to Item 404 of Regulation S-K other than the following:

On June 22, 2020, the Company entered into a Series J Warrant Issuance Agreement (the “Keyes Sulat Agreement”) with the Keyes Sulat Revocable Trust (the “Trust”), also a holder of outstanding Series D Warrants, resulting in approximately $82,000 of proceeds as a result of the full exercise of the Trust’s Series D Warrants. Under the terms of the Keyes Sulat Agreement, in exchange for fully exercising the Trust’s remaining Series D Warrants for 454,546 shares of common stock on June 22, 2020, the Trust was issued Series J Warrants to purchase 340,910 shares of common stock at an exercise price of $0.25 over a 1 year term. James R. Sulat, a member of the Board, is a co-trustee of the Trust, of which members of Mr. Sulat’s immediate family are beneficiaries. Mr. Sulat disclosed his interest in the Trust to the Board prior to its approval of the transaction and abstained from voting on the transaction.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended September 30, 2020 and 2019 and all other fees paid by us for services rendered by Moody, Famiglietti & Andronico LLP, our current principal accountant, during the fiscal years ended September 30, 2020 and 2019:

	2020	2019
Audit Fees	$129,000	$110,350
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$129,000	$110,350

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

Tax Fees. Tax fees consist principally of assistance related to tax compliance, tax advice, and tax planning. For the fiscal years ended September 30, 2020 and 2019 there were no tax fees paid to our principal accountant.

All Other Fees. These fees would consist of all fees paid to our principal accountant that are not reflected as audit, audit-related or tax fees.

Pre-Approval Policy

As our Board of Directors has not established a separate standing audit committee, all engagements of our independent registered public accounting firm for 2020 and 2019 were pre-approved by the full Board of Directors.

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

(b).	Exhibits. The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger dated May 10, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc.		8-K	2.1	333-178883	5/13/2013

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc..		10-Q	10.11	000-54986	8/14/2013

3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-K	3.1	000-54986	12/12/2014

3.2	Amended and Restated Bylaws of Arch Therapeutics, Inc.		8-K	3.1	333-178883	6/24/2013

4.1	Description of Securities	X

10.1#	Termination Agreement and Release dated June 25, 2013, between ABS and Terrence W. Norchi		8-K	10.7	333-178883	6/26/2013

10.2#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi		8-K	10.8	333-178883	6/26/2013

10.3#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and Terrence W. Norchi Stock		8-K	10.1	000-54986	3/27/2014

10.4#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Alan T. Barber		8-K	10.9	333-178883	6/26/2013

10.5#	Executive Employment Agreement, effective July 8, 2013, by and between Arch Therapeutics, Inc. and William M. Cotter		8-K	10.1	000-54986	7/8/2013

10.6#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and William M. Cotter		8-K	10.2	000-54986	3/27/2014

10.7#	Separation Agreement dated June 15, 2015 by and between Arch Therapeutics, Inc. and William M. Cotter		10-Q	10.3	000-54986	8/7/2015

10.8#	Executive Employment Agreement, effective July 7, 2014, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/7/2014

10.9#	First Amendment to Executive Employment Agreement, dated July 27, 2015, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/31/2015

10.10#	Consulting Agreement dated October 15, 2015 by and between Arch Therapeutics, Inc. and Dr. Arthur Rosenthal		S-1/A	10.40	333-206873	10/16/2015

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.11#	Arch Therapeutics, Inc. 2013 Stock Incentive Plan		8-K	10.1	333-178883	6/24/2013

10.12#	Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.13	000-54986	8/14/2013

10.13#	Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.14	000-54986	8/14/2013

10.14#	Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.15	000-54986	8/14/2013

10.15#	Form of Restricted Stock Award Agreement		8-K	10.2	000-54986	5/6/2016

10.16	Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.1	333-178883	4/25/2013

10.17	Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.2	333-178883	4/25/2013

10.18	Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. Dated April 19, 2013		8-K	10.3	333-178883	4/25/2013

10.19	Form of Securities Purchase Agreement		8-K	10.4	333-178883	4/25/2013

10.20	Form of Warrant		8-K	10.5	333-178883	4/25/2013

10.21	Amended and Restated Exclusive Patent License Agreement dated May 23, 2011 between ABS and the Massachusetts Institute of Technology, as amended by the First Amendment to Amended and Restated Exclusive Patent License Agreement dated May 15, 2012 between ABS and the Massachusetts Institute of Technology, and further amended by the Second Amendment to Amended and Restated Exclusive Patent License Agreement dated February 1, 2013 between ABS and the Massachusetts Institute of Technology, as further amended by the Third Amendment to Amended and Restated Exclusive Patent License Agreement dated April 30, 2013 between ABS and the Massachusetts Institute of Technology, and as further amended by the Letter Agreement dated June 10, 2013 between ABS and the Massachusetts Institute of Technology		8-K	10.6	333-178883	6/26/2013

10.22	Life Sciences Accelerator Funding Agreement dated September 30, 2013 between Arch Therapeutics, Inc. and the Massachusetts Life Sciences Center		8-K	10.1	000-54986	10/4/2013

10.23	Form of Warrant to Purchase Shares of Common Stock dated September 30, 2013 issued by Arch Therapeutics, Inc. to the Massachusetts Life Sciences Center ((included as Exhibit B in Exhibit 10.22)		8-K	10.2	000-54986	10/4/2013

10.24	Form of MLSC Subordination Agreement		8-K	10.1	000-54986	9/9/2015

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.25	Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement dated September 28, 2016 by and between Arch Therapeutics, Inc. and Massachusetts Life Sciences Center		8-K	10.1	000-54986	9/29/2016

10.26	Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.1	000-54986	1/31/2014

10.27	Form of Series A Warrant to Purchase Common Stock		8-K	4.1	000-54986	1/31/2014

10.28	Form of Series B Warrant to Purchase Common Stock		8-K	4.2	000-54986	1/31/2014

10.29	Form of Series C Warrant to Purchase Common Stock		8-K	4.3	000-54986	1/31/2014

10.30	Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock		8-K	10.1	000-54986	12/2/2014

10.31	Amendment to Series C Warrants to Purchase Common Stock		8-K	10.3	000-54986	3/13/2015

10.32	Amendment to Series C Warrants to Purchase Common Stock dated May 30, 2015		8-K	10.1	000-54986	6/1/2015

10.33	Amendment to Series A and Series C Warrants to Purchase Common Stock dated June 22, 2015		8-K	10.1	000-54986	6/23/2015

10.34	Form of Registration Rights Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.2	000-54986	1/31/2014

10.35	Form of Subscription Agreement		8-K	10.1	000-54986	3/13/2015

10.36	Form of 8% Convertible Note		8-K	10.2	000-54986	3/13/2015

10.37†	Project Agreement by and between Arch Therapeutics, Inc. and the National University of Ireland Galway dated May 28, 2015		10-Q	10.1	000-54986	8/7/2015

10.38	Form of Subscription Agreement		8-K	10.1	000-54986	7/6/2015

10.39	Form of Series D Warrants		8-K	10.2	000-54986	7/6/2015

10.40	Registration Rights Agreement dated June 30, 2015, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	7/6/2015

10.41	Form of Subscription Agreement		8-K	10.1	000-54986	6/2/2016

10.42	Form of Series E Warrants		8-K	10.2	000-54986	6/2/2016

10.43	Registration Rights Agreement dated May 26, 2016, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	6/2/2016

10.44	Securities Purchase Agreement		8-K	10.1	000-54986	02/21/2017

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.45	Form of Series F Warrants		8-K	10.2	000-54986	02/21/2017

10.46	Securities Purchase Agreement		8-K	10.1	000-54986	06/29/2018

10.47	Form of Series G Warrants		8-K	10.2	000-54986	06/29/2018

10.48#	Advisory Agreement, effective July 19, 2018, by and between Arch Therapeutics, Inc. and Dr. Avtar Dhillon		8-K	10.1	000-54986	07/20/2018

10.49#	Offer Letter to Join the Board of Directors of Arch Therapeutics, Inc. dated July 19, 2018, by and between Arch Therapeutics, Inc. and Punit Dhillon		8-K	10.4	000-54986	07/20/2018

10.50	Securities Purchase Agreement		8-K	10.1	000-54986	05/13/2019

10.51	Form of Series H Warrants		8-K	10.2	000-54986	05/13/2019

10.52	Form of Securities Purchase Agreement		8-K	10.1	000-54986	10/18/2019

10.53	Form of Series I Warrants		8-K	10.2	000-54986	10/18/2019

10.54	Engagement Agreement		8-K	10.3	000-54986	10/18/2019

10.55	Form of Placement Agent Warrant		8-K	10.4	000-54986	10/18/2019

10.56	PPP Note		8-K	10.1	000-54986	04/27/2020

10.57	Form of Amendment to Series D Warrants to Purchase Common Stock		8-K	10.1	000-54986	06/05/2020

10.58	Form of Series J Warrant		8-K	10.2	000-54986	06/05/2020

10.59	Form of Convertible Notes		8-K	10.3	000-54986	06/05/2020

21.1	List of Subsidiaries		8-K	21.1	333-178883	6/26/2013

23.1	Consent of Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on the signature page hereto)	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

† Confidential treatment has been granted as to certain portions of these Exhibits

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi, MD
Date: December 11, 2020		Terrence W. Norchi, MD
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

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director	December 11, 2020
/s/ Terrence W. Norchi, MD	(Principal Executive Officer)
Terrence W. Norchi, MD

	Chief Financial Officer	December 11, 2020
/s/ Richard E. Davis	(Principal Financial and Accounting Officer)
Richard E. Davis

/s/ James R. Sulat	Director	December 11, 2020
James R. Sulat

/s/ Punit Dhillon	Director	December 11, 2020
Punit Dhillon

ARCH THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Arch Therapeutics, Inc. and Subsidiary

Framingham, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arch Therapeutics, Inc. and Subsidiary (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Tewksbury, Massachusetts

December 11, 2020

Arch Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2020 and 2019

ASSETS	September 30, 2020	September 30, 2019
Current assets:
Cash	$959,309	$2,180,329
Inventory, net	967,993	346,647
Prepaid expenses and other current assets	215,673	362,705
Total current assets	2,142,975	2,889,681

Long-term assets:
Property and equipment, net	4,552	9,023
Other assets	3,500	3,500
Total long-term assets	8,052	12,523

Total assets	$2,151,027	$2,902,204

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$342,050	$533,555
Accrued expenses and other liabilities	266,749	180,256
Current portion of PPP Loan	37,442	-
Total current liabilities	646,241	713,811

Long-term liabilities:
Long-tem portion of PPP loan	138,858	-
Promissory convertible debt	550,000	-
Derivative liability	2,316,419	2,995,690
Total long-term liabilities	3,005,277	2,995,690

Total liabilities	3,651,518	3,709,501

Commitments and contingencies (Note 16)	-	-

Stockholders’ deficit :

Common stock, $0.001 par value, 800,000,000 and 300,000,000 shares authorized as of September 30, 2020 and 2019, respectively, 193,044,766 and 173,577,233 shares issued and outstanding as of September 30, 2020 and September 30, 2019, respectively	193,045	172,612
Additional paid-in capital	41,862,901	37,885,151
Accumulated deficit	(43,556,437)	(38,865,060)
Total stockholders’ deficit	(1,500,491)	(807,297)

Total liabilities and stockholders’ equity (deficit)	$2,151,027	$2,902,204

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended September 30, 2020 and 2019

	Fiscal Year Ended September 30, 2020	Fiscal Year Ended September 30, 2019
Revenues	$-	$-

Operating expenses:
General and administrative expenses	3,759,554	3,974,919
Research and development expenses	1,611,094	2,396,838
Total operating expenses	5,370,648	6,371,757

Operating loss	(5,370,648)	(6,371,757)

Other income
Decrease to fair value of derivative	679,271	1,824,175
Total other income	679,271	1,824,175

Net loss	$(4,691,377)	$(4,547,582)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.02)	$(0.03)
Weighted common shares - basic and diluted	188,051,683	166,339,862

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended September 30, 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2018	159,815,013	$159,815	$35,517,491	$(34,317,478)	$1,359,828

Net loss	-	-	-	(4,547,582)	(4,547,582)

Issuance of common stock and warrants, net of financing costs	8,615,384	8,615	1,112,093	-	1,120,708

Shares issued for the exercise of stock options - cashless	477,269	477	(477)	-	-

Shares issued for the exercise of stock options	87,567	88	32,312	-	32,400

Issuance of restricted stock	3,517,000	3,517	(3,517)	-	-

Issuance of restricted stock for services	100,000	100	42,900	-	43,000

Stock based compensation expense	-	-	1,184,349	-	1,184,349

Balance September 30, 2019	172,612,233	$172,612	$37,885,151	$(38,865,060)	$(807,297)

Net loss	-	-	-	(4,691,377)	(4,691,377)

Shares issued for the exercise of warrants	5,181,819	5,182	927,546	-	932,728

Issuance of common stock and warrants, net of financing costs	14,285,714	14,286	2,152,876	-	2,167,162

Issuance of restricted stock	965,000	965	(965)		-

Stock based compensation expense	-	-	898,293	-	898,293

Balance at September 30, 2020	193,044,766	$193,045	$41,862,901	$(43,556,437)	$(1,500,491)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Fiscal Years Ended September 30, 2020 and 2019

	Fiscal Year Ended September 30, 2020	Fiscal Year Ended September 30, 2019
Cash flows from operating activities:
Net loss	$(4,691,377)	$(4,547,582)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	6,926	8,238
Stock-based compensation	898,293	1,184,349
Issuance of restricted stock for services	-	43,000
Increase in inventory reserve	60,385	-
Decrease to fair value of derivative	(679,271)	(1,824,175)

Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(681,731)	(346,647)
Prepaid expenses and other current assets	147,032	(210,911)
Increase (decrease) in:
Accounts payable	(191,505)	372,609
Accrued expenses and other liabilities	86,493	52,817
Net cash used in operating activities	(5,044,755)	(5,268,302)

Cash flows from investing activities:
Purchases of property and equipment	(2,455)	-
Net cash used in investing activities	(2,455)	-

Cash flows from financing activities:
Proceeds received from PPP loan	176,300	-
Proceeds received from promissory convertible debt	550,000	-
Proceeds from issued common stock and warrants, net of financing costs	2,167,162	2,748,821
Proceeds from exercise of warrants	932,728	-
Proceeds from exercise of stock options	-	32,400
Net cash provided by financing activities	3,826,190	2,781,221

Net decrease in cash	(1,221,020)	(2,487,081)

Cash, beginning of year	2,180,329	4,667,410

Cash, end of year	$959,309	$2,180,329

Non-cash financing activities:
Warrant derivative liability	$-	$1,628,113
Exercise of stock options - cashless	$-	$477
Issuance of restricted stock	$965	$3,517
Issuance of restricted stock for services	$93,500	$43,000
Series J Warrants issuance cost	$219,737	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

We are a biotechnology company marketing or developing a number of products and are devoting substantially all of its efforts to developing technologies, raising capital, establishing customer and vendor relationships, and recruiting and retaining new employees.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting was issued by the Financial Accounting Standards Board (FASB) in June 2018. The purpose of this amendment is to address aspects of the accounting for nonemployee share-based payment transactions. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2018-07 during our first quarter of fiscal year 2020, and the impact was considered immaterial on our consolidated financial statements.

ASU 2016-02, Leases (Topic 842) was issued by the FASB in February 2016. The purpose of this amendment is to recognize most operating leases by recording a right-to-use asset and corresponding lease liability. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2016-02 during our first quarter of fiscal year 2020, and the impact has been recorded within the consolidated financial statement using the modified retrospective method.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2020 and September 30, 2019.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises expenditures incurred in acquiring the inventories, the cost of conversion and other costs incurred in bringing them to their existing location and condition. The cost of raw materials, goods-in-progress and finished goods and other products are determined on a First in First out (FiFo) basis. When determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. Inventory reserves are included in research and development expenses for the fiscal year ended September 30, 2020.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended September 30, 2020 and 2019 there has not been any impairment of long-lived assets.

Leases

The Company determines if an arrangement is a lease at its inception. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our lease does not provide an implicit interest rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of September 30, 2020, our ROU asset is included in prepaid expenses and other current assets and the lease obligations is included in accrued expenses and other current liabilities on our consolidated balance sheets. The impact upon adoption was considered immaterial to the consolidated financial statements. As of September 30, 2020, the right-of-use (“ROU”) asset of approximately $39,000 represents our right to use an underlying asset for the lease term and the lease liabilities of approximately $39,000 represents our obligation to make lease payments arising from the lease.

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

At September 30, 2020 and September 30, 2019, the carrying amounts of cash, accounts payable, accrued expenses and other liabilities, approximate fair value because of their short-term nature. The carrying amounts for the PPP Loan and the Promissory convertible debt approximate fair value.

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

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from October 1, 2020 and ending on December 10, 2020 the date which these consolidated financial statements were issued. The Company disclosed material subsequent events in Note 20.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of September 30, 2020, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Finally, some of our product candidates or the materials contained therein (such as the Active Pharmaceutical Ingredients (“APIs”) for our AC5® product line), are manufactured from facilities in areas impacted by the outbreak of the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively. The continued spread of coronavirus and uncertain market conditions may also limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned commercial activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At September 30, 2020 and September 30, 2019, property and equipment consisted of:

	Estimated Useful Life	September 30, 2020	September 30, 2019
Furniture and fixtures	5 years	$9,357	$9,357

Leasehold improvements	Life of Lease	$8,983	$8,983

Computer equipment	3 years	$11,141	$8,686

Lab equipment	5 years	$1,000	$1,000

		30,481	28,026

Less – accumulated depreciation		25,929	19,003

Property and equipment, net		$4,552	$9,023

For the years ended September 30, 2020 and 2019 depreciation expense recorded was $6,926 and $8,238, respectively.

4.	INCOME TAXES

The principal components of the Company's net deferred tax assets consisted of the following at September 30:

	2020	2019
Net operating loss carryforwards	$8,451,214	$7,291,333
Capitalized expenditures	1,782,185	1,717,025
Research and experimentation credit carryforwards	928,734	898,610
Stock based compensation	2,321,519	2,139,119
Property and Equipment	3,152	2,234
Accrued expenses	18,518	13,660
Inventory allowance	16,497	-
Deferred rent	-	492
Gross deferred tax assets	13,521,819	12,062,473
Deferred tax asset valuation allowance	(13,521,819)	(12,062,473)

Net deferred tax assets	$-	$-

As of September 30, 2020 and 2019, the Company had federal net operating loss carryforwards of approximately $31,157,000 and $26,890,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2026. As of September 30, 2020 and 2019, the Company had federal research and experimentation credit carryforwards of $657,000 and $542,000, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2029.

As of September 30, 2020 and 2019, the Company had state net operating loss carryforwards of approximately $30,737,000 and $26,560,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2030. As of September 30, 2020 and 2019, the Company had state research and experimentation credit carryforwards of $345,000 and $305,000, respectively, which may be able to offset future income tax liabilities and which would begin to expire in 2023.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of September 30, 2020 and 2019 did not satisfy the realization criteria set forth in FASB ASC Topic 740, Income Taxes, and therefore has recorded a valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2020 by approximately $1,459,000 and increased in 2019 by approximately $1,835,000. The Company’s effective income tax rate differed from the federal statutory rate due to state taxes and the Company’s full valuation allowance, the latter of which reduced the Company’s effective federal income tax rate to zero.

The Company experienced an ownership change as a result of the Merger described in Note 1, causing a limitation on the annual use of the net operating loss carryforwards, which are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions.

As of September 30, 2020, the Company is open to examination in the U.S. federal and certain state jurisdictions for tax years ended September 30, 2020, 2019, 2018 and 2017. In addition, any loss years remain open to the extent that losses are available for carryover to future years. Therefore, the tax years ended 2010 through 2019 remain open for examination by the IRS.

5.	INVENTORIES

Inventories consist of the following:

	September 30, 2020	September 30, 2019
Goods-in-process	$1,028,378	$328,500
Raw Material	-	18,147
Inventory Reserves	(60,385)	—
Total	$967,993	$346,647

The increase in inventory is due to continued manufacturing and receipt of product in preparation for commercialization. There was no reserve as of September 30, 2019. Included in research and development expense for the year ended September 30, 2020 is an increase to the inventory reserve of $60,385 which the majority of which is attributable to required product testing during the manufacturing process. In determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

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

On June 22, 2020, the Company entered into a Series J Warrant Issuance Agreement (the “Keyes Sulat Agreement”) with the Keyes Sulat Revocable Trust (the “Trust”), also a holder of outstanding Series D Warrants, resulting in approximately $82,000 of proceeds as a result of the full exercise of the Trust’s Warrants. Under the terms of the Keyes Sulat Agreement, in exchange for fully exercising the Trust’s remaining Warrants for 454,546 shares of common stock on June 22, 2020, the Trust was issued Series J Warrants to purchase 340,910 shares of common stock at an exercise price of $0.25 over a 1 year term. James R. Sulat, a member of the Board, is a co-trustee of the Trust, of which members of Mr. Sulat’s immediate family are beneficiaries. Mr. Sulat disclosed his interest in the Trust to the Board prior to its approval of the transaction and abstained from voting on the transaction.

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

During the fiscal year ended September 30, 2020, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 5,181,819 shares of the Company’s common stock resulting in gross proceeds to the Company of $932,728. During the fiscal year ended September 30, 2019, no Series D Warrants had been exercised. As of September 30, 2020, 3,792,570 Series D Warrants expired.

Common Stock

At June 30, 2015 the Initial Closing Date of the 2015 Private Placement Financing, the Company issued 13,936,367 shares of Common Stock. On July 2, 2015, the Company conducted the Second Closing pursuant to which it sold and one of the 2015 Investors purchased 454,387 shares of Common Stock.

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

During the fiscal years ended September 30, 2020 and 2019, no Series E Warrants had been exercised. As of September 30, 2020, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

During the fiscal years ended September 30, 2020 and 2019, no Series F Warrants had been exercised. As of September 30, 2020, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities was less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid-in capital. During the years ended September 30, 2020 and 2019, $0 and $274,404 were recorded to decrease the fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs	September 30,	September 30,
(Level 3)	2020	2019
Beginning balance at beginning of year	$1,000,000	$1,274,404

Issuances	—	—

Adjustments to estimated fair value	—	(274,404)

Ending balance at end of year	$1,000,000	$1,000,000

The derivative liabilities were valued as of September 30, 2020 and September 30, 2019 using the Black Scholes Model with the following assumptions:

	September 30, 2020	September 30, 2019
Closing price per share of common stock	$0.17	$0.24
Exercise price per share	$0.75	$0.75
Expected volatility	84.17%	78.15%
Risk-free interest rate	0.13%	1.60%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	1.35	2.37

9.	2018 REGISTERED DIRECT OFFERING

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

The number of shares of the Company’s Common Stock into which each of the Series G Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series G Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series G Warrant for an amount of cash equal to $0.11 for each share of Common Stock underlying the Series G Warrant. During the years ended September 30, 2020 and 2019, no Series G Warrants had been exercised. As of September 30, 2020, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,461,248, the remaining proceeds of $2,063,794 were allocated to the Common Stock Subscribed but Unissued and additional paid-in capital. On July 2, 2018 the Common Stock subscribed but Unissued was recorded as Common Stock. During the years ended September 30, 2020 and 2019, $0 and $1,169,073 were recorded to decrease the fair value of derivative, respectively

Fair Value Measurements Using Significant Unobservable Inputs	September 30,	September 30,
(Level 3)	2020	2019
Beginning balance at beginning of year	$748,275	$1,917,348

Issuances	—	—

Adjustments to estimated fair value	—	(1,169,073)

Ending balance at end of year	$748,275	$748,275

The derivative liabilities were valued as of September 30, 2020 and September 30, 2019 using the Black Scholes Model with the following assumptions:

	September 30, 2020	September 30, 2019
Closing price per share of common stock	$0.17	$0.24
Exercise price per share	$0.70	$0.70
Expected volatility	83.31%	78.72%
Risk-free interest rate	0.15%	1.56%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	2.71	3.73

10.	2019 REGISTERED DIRECT OFFERING

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

The gross proceeds to Arch from the 2019 Financing, which were received as of May 13, 2019, were approximately $2.8 million before deducting financing costs of approximately $51,200. The number of shares of the Company’s Common Stock into which each of the Series H Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series H Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series H Warrant for an amount of cash equal to $0.0533 for each share of Common Stock underlying the Series H Warrant. During the fiscal years ended September 30, 2020 and 2019, no Series H Warrants had been exercised. As of September 30, 2020, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2019 Financing of $2,748,821, the remaining proceeds of $1,120,708 were allocated to the Common Stock and additional-paid-in-capital. During the years ended September 30, 2020 and 2019, $679,271 and $380,698, respectively, was recorded to decrease the fair value of derivative.

Fair Value Measurements Using Significant Unobservable Inputs	September 30,	September 30,
(Level 3)	2020	2019
Beginning balance at beginning of year	$1,247,415	$—

Issuances	—	1,628,113

Adjustments to estimated fair value	(679,271)	(380,698)

Ending balance at end of year	$568,144	$1,247,415

The derivative liabilities were valued as of September 30, 2020, September 30, 2019 and May 14, 2019 using the Black Scholes Model with the following assumptions:

	September 30, 2020	September 30, 2019	May 14, 2019
Closing price per share of common stock	$0.17	$0.24	$0.283
Exercise price per share	$0.40	$0.40	$0.40
Expected volatility	82.24%	92.11%	93.44%
Risk-free interest rate	0.22%	1.55%	2.20%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	3.60	4.61	5.00

11.	OCTOBER 2019 REGISTERED DIRECT OFFERING

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

During the year ended September 30, 2020, no Series I Warrants or Placement Agent Warrants had been exercised. As of September 30, 2020, up to 14,285,714 and 1,071,429 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

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

12.	CONVERTIBLE NOTES

On June 4, 2020, the Company issued unsecured 10% Convertible Notes in the aggregate principal amount of $550,000. The Series 1 Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Series 1 Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Series 1 Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms in the Series 1Convertible Notes) into shares of the Company’s common stock, par value $0.001 per share (Common Stock), at a per share price of $0.27 (the “Conversion Price”); (iv) the ability of a holder of a Convertible Note (a “Holder”) to convert the Series 1 Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert Series 1Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, June 30, 2023; provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

During the year ended September 30, 2020, the Company recorded interest expense as part of general and administrative expenses of approximately $18,000.

13.	PAYROLL PROTECTION PROGRAM LOAN

On April 25, 2020, the Company executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $176,300 under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Loan has been made through First Republic Bank (the “Lender”).

The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred until the earliest of ten months after the end of our covered period or the date the SBA makes a decision on our loan forgiveness application. Unless the PPP Loan is forgiven, the Company will be required to make monthly payments of principal and interest of approximately $20,000 to the Lender.

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

Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained. During November 2020, the Company applied for forgiveness of the PPP Loan.

14.	STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2020, a maximum number of 28,114,256 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2020, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 31,114,256 shares.

As of September 30, 2020, a total of 19,179,212 options had been issued to employees and directors and 7,717,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the year ended September 30, 2020, the Company granted 2,685,000 options to employees and directors and 690,000 options to consultants to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the year ended September 30, 2020 was based on the fair market value or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the year ended September 30, 2020; expected volatility, 79.44% - 119.44%, risk-free interest rate, 0.13% - 3.23%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 5.6 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility was derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Common Stock Options

Stock compensation activity under the 2013 Plan for the year ended September 30, 2020 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2019	15,807,911	$0.40	3.14	$142,810
Awarded	3,375,000	$0.22	—	—
Forfeited/Cancelled	(934,565)	$0.44	—	—
Outstanding at September 30, 2020	18,248,346	$0.36	2.59	$79,330
Vested at September 30, 2020	16,077,006	$0.38	2.78	$69,305
Vested and expected to vest at September 30, 2020	18,248,346	$0.36	2.59	$79,330

As of September 30, 2020, 4,750,008 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the year ended September 30, 2020 and 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $678,000 and $830,000, respectively. Of this amount during the years ended September 30, 2020 and 2019, $288,000 and $483,000, respectively, were recorded as research and development expenses, and $390,000 and $347,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the year ended September 30, 2020, no stock options awarded under the 2013 Stock Incentive Plan were exercised for cash. During the year ended September 30, 2019, 87,567 stock options awarded under the 2013 Stock Incentive Plan were exercised for cash resulting in proceeds to the Company of $32,400. During the year ended September 30, 2020, no stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis. During the year ended September 30, 2019, 1,437,433 stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis for an aggregate issuance of 477,269 shares of the Company’s Common Stock.

As of September 30, 2020, there is approximately $268,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.80 years.

Restricted Stock

On July 19, 2018, the Company awarded 745,000 shares of Restricted Stock to members of the Board of Directors and management and 220,000 shares of Restricted Stock to Dr. Avtar Dhillon in his capacity as a consultant. The shares subject to this grant are awarded under the 2013 Plan and shall fully vest on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. As of September 30, 2020, all restricted shares have vested.

On September 5, 2018, the Company awarded 100,000 shares of Restricted Stock to a consultant. The shares subject to this grant are awarded under the 2013 Plan and 50,000 vest 90 days from the date of the award and 50,000 vest 365 days from the date of the award. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. As of September 30, 2020, all restricted shares have vested.

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

Restricted stock activity in shares under the 2013 Plan for the years ended September 30, 2020 and 2019 follows:

	2020	2019
Non Vested at September 30, 2019 and 2018	965,000	2,815,000
Awarded	-	—
Vested	(965,000)	(1,850,000)
Forfeited	—	—
Non Vested at September 30, 2020 and 2019	-	965,000

The weighted average restricted stock award date fair value information for the years ended September 30, 2020 and 2019 follows:

	2020	2019
Non Vested at September 30, 2019 and 2018	$0.43	$0.57
Awarded	—	—
Vested	(0.43)	(0.64)
Forfeited	—	—
Non Vested at September 30, 2020 and 2019	$-	$0.43

For the years ended September 30, 2020 and 2019 compensation expense recorded for the restricted stock awards was approximately $220,000 and $397,000, respectively.

15.	Restricted Stock Awarded Outside the 2013 Stock Incentive Plan

On May 3, 2016, the Company awarded 2,000,000 shares of Restricted Stock to members of the Board of Directors and management in a private placement in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act. The shares subject to this grant are outside the 2013 Plan and were scheduled to fully vest on the second anniversary of the date of grant. On May 1, 2018, the vesting date for 1,767,000 shares was amended to November 2018. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants would have immediately vested. During the year ended September 30, 2020 and 2019, 0 and 1,767,000 shares of restricted stock, respectively, awarded outside the 2013 Plan vested.

Restricted Stock activity in shares for the year ended September 30, 2020 and 2019 is as follows:

2019
Non Vested at September 30, 2019 and 2018	1,767,000
Awarded	—
Vested	(1,767,000)
Forfeited	—
Non Vested at September 30, 2020 and 2019	—

The weighted average restricted stock award date fair value information for the year ended September 30, 2020 and 2019 follows:

2019
Non Vested at September 30, 2019 and 2018	$0.39
Awarded	—
Vested	0.39
Forfeited	—
Non Vested at September 30, 2020 and 2019	$—

For both of the years ended September 30, 2020 and 2019, compensation expense recorded for the restricted stock awards was $0.

16.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company's indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2020 and 2019, no amounts have been accrued related to such indemnification provisions.

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

In exchange for the licenses granted in the agreement, the Company has paid MIT license maintenance fees and patent prosecution costs. The Company paid license maintenance fees of $50,000 to MIT in the fiscal years ended September 30, 2020 and 2019. For the years ended September 30, 2020 and 2019, the annual MIT license maintenance fees of $50,000 are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The license maintenance fees and patent prosecution costs cover the contract year beginning January 1 through December 31. Annual license maintenance obligations extend through the life of the patents. In addition, MIT is entitled to royalties on applicable future product sales, if any. The annual payments may be applied towards royalties payable to MIT for that year for product sales.

The Company is obligated to indemnify MIT and related parties from losses arising from claims relating to the exercise of any rights granted to the Company under the license, with certain exceptions. The maximum potential amount of future payments the Company could be required to make under this provision is unlimited. The Company considers there to be a low performance risk as of September 30, 2020.

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

Leases

The Company’s corporate offices are located in Framingham, MA. During July 2017, we entered into a three year operating lease commencing October 1, 2017 and ending on September 30, 2020 at our current location. Pursuant to which we are obliged to pay annual rent of $38,400 during the first year, $39,600 during the second year and $42,000 during the third year. During August 2020, we extended the lease through September 30, 2021 at our current location pursuant to which we are obligated to pay annual rent of $42,000. As of September 30, 2020, the right-of-use (“ROU”) asset of approximately $39,000 represents our right to use an underlying asset for the lease term and the lease liabilities of approximately $39,000 represents our obligation to make lease payments arising from the lease. Our ROU asset is included in prepaid expenses and other current assets and the lease obligations is included in accrued expenses and other current liabilities on our consolidated balance sheets. The impact upon adoption was considered immaterial to the consolidated financial statements. We believe our present offices are suitable for our current and planned near-term operations. For the fiscal year ending September 30, 2021 the Company’s annual lease commitment is $42,000.

17.	Selected Quarterly Financial Data (unaudited)

The following table provides selected quarterly financial data for the fiscal years ended September 30, 2020 and 2019:

	Quarters Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Net sales	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Operating loss	$(1,619,567)	$(1,154,569)	$(1,241,700)	(1,354,812)

Net loss	$(1,659,754)	$(731,884)	$(904,367)	$(1,395,373)

Net income (loss) per share - basic and diluted	$(0.01)	$-	$(0.01)	$-

Weighted average shares – basic and diluted	184,102,916	186,897,947	188,340,505	192,855,962

	Quarters Ended
	December 31,	March 31,	June 30,	September 30,
	2018	2019	2019	2019
Net sales	$-	$-	$-	$-

Gross profit	$-	$-	$-	$-

Operating loss	$(1,767,824)	$(1,507,366)	$(1,572,261)	$(1,524,305)

Net loss	$(2,600,237)	$169,962	$(1,289,162)	$(828,144)

Net (loss) per share - basic and diluted	$(0.02)	$-	$(0.01)	$(0.01)

Weighted average shares - basic	161,057,300	163,285,738	168,396,553	172,575,820

Weighted average shares - diluted	161,057,300	163,620,980	168,396,553	172,575,820

18.	Risks and Uncertainties – COVID-19

The Company sources its materials and services for its products and product candidates from facilities in areas impacted or which may be impacted by the outbreak of the coronavirus. This may impact the Company’s ability to obtain future inventory and impact the company’s revenue stream as efforts to address this worldwide outbreak are undertaken. In addition, the Company has historically and principally funded its operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants which may also be impacted by economic conditions beyond the Company’s control. To the extent in which the coronavirus will impact the global economy and the Company is uncertain and cannot be reasonably measured.

19.	Authorized Common Stock

On July 1, 2020, a special meeting of the Company was held. At the meeting, the stockholders approved an increase to the number of authorized shares of our common stock, par value $0.001 per share (“Common Stock”), from 300,000,000 to 800,000,000 shares. The results of the stockholders’ vote were 103,553,044 votes for, 33,707,332 votes against and 3,678519 abstained.

20.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through December 10, 2020, the date which these consolidated financial statements were available to be issued.  On November 6, 2020, the Company issued unsecured 10% Series 2 Convertible Notes in the aggregate principal amount of $1,050,000. The Series 2 Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Series 2 Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms in the Convertible Notes) into shares of the Company’s common stock, par value $0.001 per share (Common Stock), at a per share price of $0.25 (the “Conversion Price”); (iv) the ability of a holder of a Series 2 Convertible Note (a “Holder”) to convert the Series 2 Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert Series 2 Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, November 30, 2023; provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

In addition, on November 6, 2020, as consideration for investment in the Convertible Notes, the Company entered into that certain Amendment to Series J Warrant to Purchase Common Stock, a holder of a Series J Warrant exercisable for up to 3,375,000 shares of Common Stock, to extend the term of the Series J Warrant from one (1) year to thirty (30) months.

