Form 10-Q
period 2020-12-31
Arch Therapeutics, Inc.
filed 2021-02-12
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 11, 2021, 193,594,766 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three Months ended December 31, 2020

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2020 (Unaudited) and September 30, 2020

ASSETS	December 31, 2020	September 30, 2020
Current assets:
Cash	$879,413	$959,309
Inventory	1,015,740	967,993
Prepaid expenses and other current assets	197,131	215,673
Total current assets	2,092,284	2,142,975

Long-term assets:
Property and equipment, net	4,180	4,552
Other assets	3,500	3,500
Total long-term assets	7,680	8,052

Total assets	$2,099,964	$2,151,027

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$391,151	$342,050
Accrued expenses and other liabilities	294,022	266,749
Current portion of PPP Loan	57,273	37,442
Total current liabilities	742,446	646,241

Long-term liabilities:
Long-tem portion of PPP loan	119,027	138,858
Series 1 convertible notes	550,000	550,000
Series 2 convertible notes	1,050,000	-
Derivative liability	2,207,475	2,316,419
Total long-term liabilities	3,926,502	3,005,277

Total liabilities	4,668,948	3,651,518

Commitments and contingencies	-	-

Stockholders’ deficit:
Common stock, $0.001 par value, 800,000,000 shares authorized as of December 31, 2020 and September 30, 2020, 193,094,766 and 193,044,766 shares issued and outstanding as of December 31, 2020 and September 30, 2020, respectively	193,045	193,045
Additional paid-in capital	41,948,512	41,862,901
Accumulated deficit	(44,710,541)	(43,556,437)
Total stockholders’deficit	(2,568,984)	(1,500,491)

Total liabilities and stockholders’ deficit	$2,099,964	$2,151,027

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended December 31, 2020 and 2019

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Revenues	$-	$-

Operating expenses:
General and administrative expenses	919,458	975,833
Research and development expenses	343,590	643,734
Total operating expenses	1,263,048	1,619,567

Operating loss	(1,263,048)	(1,619,567)

Other income/(expense)
Decrease (increase) to fair value of derivative	108,944	(40,187)
Total other income (expense)	108,944	(40,187)

Net loss	$(1,154,104)	$(1,659,754)

Earnings per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted common shares - basic and diluted	193,044,766	184,102,916

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Statements of Changes in Stockholders' (Deficit) (Unaudited)

For the Three Months Ended December 31. 2020 and 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at September 30, 2019	172,612,233	$172,612	$37,885,151	$(38,865,060)	$(807,297)

Net loss	-	-	-	(1,659,754)	(1,659,754)

Issuance of common stock and warrants, net of financing costs	14,285,714	14,286	2,152,876	-	2,167,162

Stock based compensation expense	-	-	199,052	-	199,052

Balance at December 31, 2019	186,897,947	$186,898	$40,237,079	$(40,524,814)	$(100,837)

Balance at September 30, 2020	193,044,766	$193,045	$41,862,901	$(43,556,437)	(1,500,491)

Net loss	-	-	-	(1,154,104)	(1,154,104)

Stock based compensation expense	-	-	85,611	-	85,611

Balance at December 31, 2020	193,044,766	$193,045	$41,948,512	$(44,710,541)	$(2,568,984)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended December 31. 2020 and 2019

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Cash flows from operating activities:
Net loss	$(1,154,104)	$(1,659,754)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	372	1,936
Stock-based compensation	85,611	199,052
(Decrease) increase to fair value of derivative	(108,944)	40,187
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(47,747)	146,292
Prepaid expenses and other current assets	18,542	33,194
Increase (decrease) in:
Accounts payable	49,101	(132,007)
Accrued expenses and other liabilities	27,273	49,452
Net cash used in operating activities	(1,129,896)	(1,321,648)

Cash flows from investing activities:
Purchases of property and equipment	-	(2,455)
Net cash used in investing activities	-	(2,455)

Cash flows from financing activities:
Proceeds received from Series 2 convertible notes	1,050,000	-
Proceeds from issued common stock and warrants, net of financing costs	-	2,167,162
Net cash provided by financing activities	1,050,000	2,167,162

Net (decrease) increase in cash	(79,896)	843,059

Cash, beginning of year	959,309	2,180,329

Cash, end of period	$879,413	$3,023,388

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

Although we believe that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 11, 2020.

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2020. There have been no material changes to our significant accounting policies during the three months ended December 31, 2020.

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

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” was issued by the Financial Accounting Standards Board (FASB) in August 2018. The purpose of this amendment in this Update is to modify the disclosure requirements on fair value measurements in Topic 820. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 during our first quarter of fiscal year 2021.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2020 and September 30, 2020.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises expenditures incurred in acquiring the inventories, the cost of conversion and other costs incurred in bringing them to their existing location and condition. The cost of raw materials, goods-in-process and finished goods are determined on a First in First out (FiFo) basis. When determining net realizable value, appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three months ended December 31, 2020 and 2019 there has not been any impairment of long-lived assets.

Leases

The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our lease does not provide an implicit interest rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of December 31, 2020 and September 30, 2020, our ROU asset is included in prepaid expenses and other current assets and the lease obligations is included in accrued expenses and other current liabilities on our consolidated balance sheets. As of December 31, 2020, ROU asset of approximately $30,000 represents our right to use an underlying asset for the lease term and the lease liabilities of approximately $30,000 represents our obligation to make lease payments arising from the lease.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the fair value of the common stock and a number of other assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Prior to January 1, 2018, the Company’s expected volatility was derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status. The expected life for awards uses the simplified method for all “plain vanilla” options, as defined in ASC 718-10-S99 and the contractual term for all other employee and non-employee awards. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our awards. The dividend yield assumption is based on history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense, when recognized in the consolidated financial statements, is based on awards that are ultimately expected to vest.

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

At December 31, 2020 and September 30, 2020, the carrying amounts of cash, accounts payables and accrued expenses and other liabilities approximate fair value because of their short-term nature. The carrying amounts for the PPP Loan and the Convertible Notes approximate fair value.

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

Financial Statement Reclassification

Certain balances in the prior year consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current period consolidated financial statements.

Subsequent Events

The Company evaluated all events or transactions that occurred commencing from January 1, 2021 and ending on February 11, 2021 the date which these unaudited interim consolidated financial statements were issued. The Company disclosed material subsequent events, if any, in Note 16.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, has not generated operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. In particular, as of December 31, 2020, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Finally, some of our product candidates or the materials contained therein (such as the Active Pharmaceutical Ingredients (“APIs”) for our AC5® product line), are manufactured from facilities in areas impacted by the outbreak of the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively. The continued spread of coronavirus and uncertain market conditions may also limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At December 31, 2020 and September 30, 2020, property and equipment consisted of:

	Estimated Useful Life	December 31, 2020	September 30, 2020
Furniture and fixtures	5 years	$9,357	$9,357

Leasehold improvements	Life of Lease	8,983	8,983

Computer equipment	3 years	11,141	11,141

Lab equipment	5 years	1,000	1,000

		30,481	30,481

Less – accumulated depreciation		26,301	25,929

Property and equipment, net		$4,180	$4,552

For the three months ended December 31, 2020 and 2019 depreciation expense recorded was $372 and $1,936, respectively.

4.	INVENTORIES

Inventories consist of the following:

	December 31, 2020	September 30, 2020
Finished Goods	$300,009	$-
Goods-in-process	715,731	967,993
Total	$1,015,740	$967,993

The Company capitalizes inventory that has been produced for commercial sale and has been determined to have a probable future economic benefit. The determination of whether or not the inventory has a future economic benefit requires estimates by management. Our inventory levels are analyzed to identify inventory that may expire prior to sale. To the extent that inventory is expected to expire prior to being sold, the Company will write down the value of inventory.

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

As of December 31, 2020, a total of 19,179,212 options had been issued to employees and directors and 8,692,500 options had been issued to consultants. The exercise price of each option has either been equal to the closing price of a share of our common stock on the date of grant or has been determined to be in compliance with Internal Revenue Section 409A.

Share-based awards

During the three months ended December 31, 2020, the Company granted no options to employees and directors and 975,000 options to consultants to purchase shares of common stock under the 2013 Plan.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three months ended December 31, 2020 was based on the fair market value or grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share based compensation for the three months ended December 31, 2020; expected volatility, 79.44% - 119.44%, risk-free interest rate, 0.13% - 2.85%, expected forfeiture rate, 0%, expected dividend yield, 0%, expected term, 5.6 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility was derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

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

Common Stock Options

Stock compensation activity under the 2013 Plan for the three months ended December 31, 2020 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	18,248,346	$0.36	2.59	$79,330
Awarded	975,000	$0.17	—	—
Forfeited/Cancelled	(148,191)	$0.44	—	—
Outstanding at December 31, 2020	19,075,155	$0.35	2.61	$119,733
Vested at December 31, 2020	16,587,085	$0.37	2.64	$70,693
Vested and expected to vest at December 31, 2020	19,075,155	$0.35	2.61	$119,733

As of December 31, 2020, 6,873,199 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $86,000 and $159,000, respectively. Of this amount during the three months ended December 31, 2020 and 2019, $26,000 and $76,000, respectively, were recorded as research and development expenses, and $60,000 and $83,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the three months ended December 31, 2020 and 2019, no stock options awarded under the 2013 Stock Incentive Plan were exercised.

As of December 31, 2020, there is approximately $265,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.41 years.

Restricted Stock

On October 14, 2020, the Company awarded 50,000 shares of Restricted Stock to a consultant. The shares subject to this grant are awarded under the 2013 Plan and vest 90 days from the date of the award. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest.

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

Restricted stock activity in shares under the 2013 Plan for the three months ended December 31, 2020 and 2019 follows:

	2020	2019
Non Vested at September 30, 2020 and 2019	-	965,000
Awarded	50,000	—
Vested	—	—
Forfeited	—	—
Non Vested at December 31, 2020 and 2019	50,000	965,000

The weighted average restricted stock award date fair value information for the three months ended December 31, 2020 and 2019 follows:

	2020	2019
Non Vested at September 30, 2020 and 2019	$-	$0.57
Awarded	0.18	—
Vested	—	—
Forfeited	—	—
Non Vested at December 31, 2020 and 2019	$0.18	$0.57

For the three months ended December 31, 2020 and 2019 compensation expense recorded for the restricted stock awards was approximately $0 and $40,000, respectively.

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

During the year ended September 30, 2020, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 5,181,819 shares of the Company’s common stock resulting in gross proceeds to the Company of $932,728. During the fiscal year ended September 30, 2019, no Series D Warrants had been exercised. As of September 30, 2020, 3,792,570 Series D Warrants expired.

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

During the three months ended December 31, 2020 and 2019, no Series E Warrants had been exercised. As of December 31, 2020, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

On February 20, 2017, the Company entered into Securities Purchase Agreement (the “2017 SPA”) with 6 accredited investors (collectively, the “2017 Investors”) providing for the issuance and sale by the Company to the 2017 Investors of an aggregate of 10,166,664 units at a purchase price of $0.60 per Unit in a registered offering (the “2017 Financing”). The securities comprising the units sold in the 2017 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, a Series F Warrant equal to 55% of the shares of Common Stock at an exercise price of $0.75 per share at any time prior to the fifth anniversary of the issuance date of the Series F Warrant subject to certain restrictions on exercise (the “2017 Warrants” and the shares issuable upon exercise of the 2017 Warrants, collectively, the “2017 Warrant Shares”). Provisions in the 2017 SPA restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing collectively own less than 20% of the Series F Warrants purchased by them pursuant to the 2017 SPA. The gross proceeds to Arch from the 2017 Financing, which closed on February 24, 2017, were approximately $6.1 million before deducting financing costs of approximately $112,000.

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

During the three months ended December 31, 2020 and 2019, no Series F Warrants had been exercised. As of December 31, 2020, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities was less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid-in capital. During the three months ended December 31, 2020 and 2019, $0 and $274,404 were recorded to decrease the fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs	December 31,	September 30,
(Level 3)	2020	2020
Beginning balance at September 30, 2020 and 2019	$1,000,000	$1,000,000

Issuances	—	—

Adjustments to estimated fair value	—	—

Ending balance at December 31, 2020 and September 30, 2020	$1,000,000	$1,000,000

The derivative liabilities were valued as of December 31, 2020 and September 30, 2020 using the Black Scholes Model with the following assumptions:

	December 31, 2020	September 30, 2020
Closing price per share of common stock	$0.15	$0.17
Exercise price per share	$0.75	$0.75
Expected volatility	82.10%	84.17%
Risk-free interest rate	0.10%	0.13%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	1.09	1.35

9.	2018 REGISTERED DIRECT OFFERING

On June 28, 2018, the Company entered into a Securities Purchase Agreement (“2018 SPA”) with 8 accredited investors (“2018 Investors”) providing for the issuance and sale by the Company to the 2018 Investors of an aggregate of 9,070,000 units at a purchase price of $0.50 per Unit in a registered offering (“2018 Financing”). The securities comprising the units sold in the 2018 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, a Series G Warrant to purchase up to a number of shares of our common stock equal to 75% of the shares of Common Stock at an exercise price of $0.70 per share at any time prior to the fifth anniversary of the issuance date of the Series G Warrant subject to certain restrictions on exercise (“2018 Warrants”) and the shares issuable upon exercise of the 2018 Warrants. On July 2, 2018, the Closing Date of the 2018 Financing, the Company issued 9,070,000 shares of Common Stock.

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

The number of shares of the Company’s Common Stock into which each of the Series G Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series G Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series G Warrant for an amount of cash equal to $0.11 for each share of Common Stock underlying the Series G Warrant. During the three months ended December 31, 2020 and 2019, no Series G Warrants had been exercised. As of December 31, 2020, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,461,248, the remaining proceeds of $2,063,794 were allocated to the Common Stock Subscribed but Unissued and additional paid-in capital. During the three months ended December 31, 2020 and 2019, $0 were recorded to decrease the fair value of derivative, respectively.

Fair Value Measurements Using Significant Unobservable Inputs	December 31,	September 30,
(Level 3)	2020	2020
Beginning balance at September 30, 2020 and 2019	$748,275	$748,275

Issuances	—	—

Adjustments to estimated fair value	—	—

Ending balance at December 31, 2020 and September 30, 2020	$748,275	$748,275

The derivative liabilities were valued as of December 31, 2020 and September 30, 2020 using the Black Scholes Model with the following assumptions:

	December 31, 2020	September 30, 2020
Closing price per share of common stock	$0.15	$0.17
Exercise price per share	$0.70	$0.70
Expected volatility	83.31%	83.31%
Risk-free interest rate	0.15%	0.15%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	2.46	2.71

10.	2019 REGISTERED DIRECT OFFERING

On May 12, 2019, the Company entered into a Securities Purchase Agreement (“2019 SPA”) with 5 accredited investors (“2019 Investors”) providing for the issuance and sale by the Company to the 2019 Investors of an aggregate of 8,615,384 units at a purchase price of $0.325 per Unit in a registered offering (“2019 Financing”). The securities comprising the units sold in the 2019 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and a Series H Warrant to purchase one share of Common Stock at an exercise price of $0.40 per share at any time prior to the fifth anniversary of the issuance date of the Series H Warrant subject to certain restrictions on exercise (“the 2019 Warrant Shares”) and the shares issuable upon exercise of the 2019 Warrants, (“2019 Warrant Shares”). As of May 14, 2019, the Company recorded the 8,615,384 shares as Common Stock.

The gross proceeds to Arch from the 2019 Financing, were approximately $2.8 million before deducting financing costs of approximately $51,200. The number of shares of the Company’s Common Stock into which each of the Series H Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series H Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series H Warrant for an amount of cash equal to $0.0533 for each share of Common Stock underlying the Series H Warrant. During the three months ended December, 2020 and 2019, no Series H Warrants had been exercised. As of December 31, 2020, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

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

On the Closing Date, the derivative liabilities were recorded at fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2019 Financing of $2,748,821, the remaining proceeds of $1,120,708 were allocated to the Common Stock and additional-paid-in-capital. During the three months ended December 31, 2020 and 2019 $108,944 and ($40,187) was recorded to decrease/(increase) the fair value of derivative liability.

Fair Value Measurements Using Significant Unobservable Inputs	December 31,	September 30,
(Level 3)	2020	2020
Beginning balance at September 30, 2020 and 2019	$568,144	$1,247,415

Issuances	—	—

Adjustments to estimated fair value	(108,944)	(679,271)

Ending balance at December 31, 2020 and September 30, 2020	$459,200	$568,144

The derivative liabilities were valued as of December 31, 2020 and September 30, 2020 using the Black Scholes Model with the following assumptions:

	December 31, 2020	September 30, 2020
Closing price per share of common stock	$0.15	$0.17
Exercise price per share	$0.40	$0.40
Expected volatility	82.41%	82.24%
Risk-free interest rate	0.27%	0.22%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	3.34	3.60

11.	OCTOBER 2019 REGISTERED DIRECT OFFERING

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

The gross proceeds to Arch from the October 2019 Financing were approximately $2.5 million before deducting financing costs of approximately $333,000 which includes approximately $158,000 of placement fees. The number of shares of the Company’s Common Stock into which each of the Series I Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series I Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise).

We engaged H.C. Wainwright (“Wainwright”) as our exclusive institutional investor placement agent in connection with the October SPA pursuant to an engagement agreement (the “Engagement Agreement”) dated as of October 10, 2019, and in consideration for the services provided by it, Wainwright was entitled to receive cash fees ranging from 6.0% to 8.2% of the gross proceeds received by us, as well as reimbursement for all reasonable expenses incurred by it in connection with its engagement. We received gross proceeds of approximately $2.5 million in the aggregate, resulting in a fee of approximately $158,000.

During the three months ended December 31, 2020 and 2019, no Series I Warrants or Placement Agent Warrants had been exercised. As of December 31, 2020, up to 14,285,714 and 1,071,429 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

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

12.	SERIES 1 CONVERTIBLE NOTES

On June 4, 2020, the Company issued unsecured 10% Convertible Notes in the aggregate principal amount of $550,000. The Series 1 Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Series 1 Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Series 1 Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms in the Series 1 Convertible Notes) into shares of the Company’s common stock, par value $0.001 per share (Common Stock), at a per share price of $0.27 (the “Conversion Price”); (iv) the ability of a holder of a Convertible Note (a “Holder”) to convert the Series 1 Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert Series 1 Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, June 30, 2023; provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

During the three months ended December 31, 2020, the Company recorded interest expense as part of general and administrative expenses of approximately $14,000.

13.	SERIES 2 CONVERTIBLE NOTES

On November 6, 2020, the Company issued unsecured 10% Series 2 Convertible Notes in the aggregate principal amount of $1,050,000. The Series 2 Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Series 2 Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Series 2 Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms in the Series 2 Convertible Notes) into shares of the Company’s common stock, par value $0.001 per share (Common Stock), at a per share price of $0.25 (the “Conversion Price”); (iv) the ability of a holder of a Series 2 Convertible Note (a “Holder”) to convert the Series 2 Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert Series 2 Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, November 30, 2023; provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

During the three months ended December 31, 2020, the Company recorded interest expense as part of general and administrative expenses of approximately $15,000.

14.	PAYROLL PROTECTION PROGRAM LOAN

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

15.	RISKS AND UNCERTAINTIES – COVID-19

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

16.	SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred through the date which these consolidated financial statements were issued. On February 12, 2021, the Company announced that it had entered into a securities purchase agreement with certain institutional and accredited investors to raise approximately $6.9 million through the issuance of an aggregate of 43,125,004 shares of its common stock and warrants to purchase up to an aggregate of 32,343,753 shares of common stock, at a combined purchase price of $0.16 per share of common stock and associated warrant in a private placement (the “2021 Financing”). The Series K Warrants have an exercise price of $0.17 per share and are exercisable for a period of 5.5 years. The gross proceeds to Arch from the 2021 Financing, which is expected to close on February 17, 2021, are expected to be approximately $6.9 million before deducting financing costs of approximately $700,000.

The Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent) as exclusive placement agent for the 2021 Financing. Pursuant to the Company’s engagement letter with the Placement Agent, the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 3,234,375 shares (the “Placement Agent 2 Warrants”). The Placement Agent 2 Warrants have substantially the same terms as the Series K Warrants, except that the exercise price of the Placement Agent Warrants is $0.20 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited interim financial statements and notes included in this report and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended September 30, 2020 filed with the Securities and Exchange Commission (“SEC”).

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

To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt and the issuance of units consisting of its common stock, par value $0.001 per share (“Common Stock”), and warrants. The Company expects to incur substantial expenses for the foreseeable future relating to the research, development, clinical trials, and commercialization of its current and potential products. As of February 11, 2021 we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2021. The Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations. There can be no assurance that the Company will be successful in securing additional resources when needed on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern.

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

In addition to capital required for operating expenses, depending upon additional input from EU and US regulatory authorities, as well as the potential for additional regulatory filings and approvals during the next 2 years, additional capital will be required.

We believe that the Company has cash on hand to meet its anticipated cash requirements into the second quarter of fiscal 2021. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. In addition to the foregoing, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

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

Liquidity

We have generated no revenues to date. We devote a significant amount of our efforts on fundraising as well as planning and conducting product research and development and activities in connection with obtaining regulatory marketing authorization. For the three months ended December 31, 2020, we had a net loss of $1,154,104 versus a net loss of $1,659,754 in the comparable period in the prior year. The loss for the three months ended December 31, 2020 can be attributable to research and development expenses, including regulatory marketing authorization and general and administrative costs partially offset by an adjustment of derivative liabilities of $108,944. The loss for the three months ended December 31, 2019 can be attributable to research and development expenses, including regulatory approval and product research, general and administrative costs.

Cash used in operating activities decreased $191,752, during the three months ended December 31, 2020 to $1,129,896 compared to $1,321,648, for the three months ended December 31, 2019. Cash at December 31, 2020 decreased by $79,896 to $879,413 compared to $959,309 as of September 30, 2020.

Recent Developments

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

On January 4, 2021, the Company announced that it has entered into a distribution and sales administration agreement with Buffalo Supply, Inc. (“Buffalo Supply” or “BSI”) to be the exclusive distributor for products sold to United States government facilities worldwide.

During November 2020, the Company applied for forgiveness of the PPP loan. The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred until the earliest of ten months after the end of our covered period or the date the SBA makes a decision on our loan forgiveness application. Unless the PPP Loan is forgiven, the Company will be required to make monthly payments of principal and interest of approximately $20,000 to the Lender.

On December 31, 2020, the Company announced that the Company and Richard Davis, the Company’s current Chief Financial Officer, entered into a transition agreement, under which Mr. Davis agreed to continue in his current role as the Company’s Chief Financial Officer until the earlier of (i) when a successor is named and ready to perform the daily duties of Chief Financial Officer, and (ii) June 30, 2021 (such date, the “Transition End Date”), upon which date Mr. Davis will retire as Chief Financial Officer. Pursuant to the Agreement, for a period of six months following the Transition End Date, Mr. Davis will continue to work as an employee of the Company in a non-executive role to provide support and ensure a smooth and successful transition.

On February 12, 2021, the Company announced that it had entered into a securities purchase agreement with certain institutional and accredited investors as of February 11, 2021 to raise approximately $6.9 million through the issuance of an aggregate of 43,125,004 shares of its common stock and warrants to purchase up to an aggregate of 32,343,753 shares of common stock, at a combined purchase price of $0.16 per share of common stock and associated warrant in a private placement (the “2021 Financing”). The Series K Warrants have an exercise price of $0.17 per share and are exercisable for a period of 5.5 years. The gross proceeds to Arch from the 2021 Financing, which is expected to close on February 17, 2021, are expected to be approximately $6.9 million before deducting financing costs of approximately $700,000. In the event the 2021 Financing closes as expected and the Company receives the expected gross proceeds of $6.9 million, the Company believes that its cash on hand, not including that which may be derived from any potential revenue generation, will meet its anticipated cash requirements into at least the first quarter of fiscal 2022.

The Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent) as exclusive placement agent for the 2021 Financing. Pursuant to the Company’s engagement letter with the Placement Agent, the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 3,234,375 shares (the “Placement Agent 2 Warrants”). The Placement Agent 2 Warrants have substantially the same terms as the Series K Warrants, except that the exercise price of the Placement Agent Warrants is $0.20 per share.

The Company also recently commenced commercial sales of its first product, AC5®Advanced Wound System.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period to period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three months ended December 31, 2020 Compared to Three months ended December 31, 2019

	December 31,	December 31,	Increase
	2020	2019	(Decrease)
	($)	($)	($)
Revenue	-	-	-
Operating Expenses
General and administrative	919,458	975,833	(56,375)
Research and development	343,590	643,734	(300,144)
Operating loss	(1,263,048)	(1,619,567)	(356,519)
Other income (expense)	108,944	(40,187)	(149,131)
Net loss	(1,154,104)	(1,659,754)	(505,650)

Revenue

We did not generate revenue in either of the three months ended December 31, 2020 or 2019.

General and Administrative Expense

General and administrative expenses during the three months ended December 31, 2020 were $919,458, a decrease of $56,375 compared to $975,833 for the three months ended December 31, 2019. The decrease in general and administrative expense for the three months ended December 31, 2020 is primarily attributable to payroll and stock based compensation partially offset by patent costs and interest expense. General and administrative expenses are generally expected to increase during fiscal 2021 as a result of the establishment and execution of commercialization efforts, additional staffing, increased stock-based compensation as well as increased costs associated with the Company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended December 31, 2020 was $343,590, a decrease of $300,144 compared to $643,734 for the three months ended December 31, 2019. The decrease in research and development expense is primarily attributable to a decrease in product and development costs, preparation of regulatory filings and compensation costs. Research and development expenses are expected to increase during fiscal 2021 as a result of our plans for additional product development, clinical and regulatory programs.

Other Income

Other income during the three months ended December 31, 2020 was $108,944, a decrease of 149,131 compared to total other expense of $40,187 for the three months ended December 31, 2019. The increase in other income was the result of a change in fair market value of the derivative liabilities.

Liquidity and Capital Resources

To date, we have not generated revenues from the sale of any products and have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations.

Working Capital

At December 31, 2020, we had total current assets of $2,092,284 (including cash of $879,413) and working capital of $1,349,838. Our working capital as of December 31, 2020 and September 30, 2020 are summarized as follows:

	December 31,	September 30,
	2020	2020
Total Current Assets	$2,092,284	$2,142,975
Total Current Liabilities	742,446	646,241
Working Capital	$1,349,838	$1,496,734

Total current assets as of December 31, 2020 were $2,092,284, a decrease of $50,691 compared to $2,142,975 as of September 30, 2020. The decrease in current assets is primarily attributable to general and administrative expenses and research and development expenses incurred in connection with activities to develop our primary product candidate partially offset by $1,050,000 received from the issuance of convertible notes. Our total current assets as of December 31, 2020 and September 30, 2020 were comprised primarily of cash, inventory and prepaid expenses and other current assets.

Total current liabilities as of December 31, 2020 were $742,446, an increase of $96,205 compared to $646,241 as of September 30, 2020. The increase is primarily due to an increase in accounts payable and in accrued expenses and other liabilities. Our total current liabilities as of December 31, 2020 and September 30, 2020 were comprised of accounts payable, accrued expenses and other liabilities and the current portion of the PPP loan.

Cash Flow for the three months ended

	December 31	December 31,
	2020	2019
Cash Used in Operating Activities	$(1,129,896)	$(1,321,648)
Cash Used in Investing Activities	-	(2,455)
Cash Provided by Financing Activities	1,050,000	2,167,162
Net (decrease) increase in cash	$(79,896)	$843,059

Cash Used in Operating Activities

Cash used in operating activities decreased $191,752 to $1,129,896 during the three months ended December 31, 2020 compared to $1,321,648 during the three months ended December 31, 2019. The decrease in cash used in operating activities is primarily attributable to a reduction in consulting costs, payroll and product and development costs partially offset by inventory costs.

Cash Used in Investing Activities

Cash used in investing activities decreased $2,455 to $0 from $2,455 during the three months ended December 31, 2020, compared to $2,455 during the three months ended December 31, 2019. For the three months ended December 31, 2019, cash used in investing activities is attributed to computer hardware purchases.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $1,117,162 to $1,050,000 during the three months ended December 31, 2020, compared to $2,167,162 during the three months ended December 31, 2019. For the three months ended December 31, 2020, the cash provided by financing activities resulted from $1,050,000 from the issuance of Series 2 Convertible Notes. For the three months ended December 31, 2019, the cash provided by financing activities resulted from $2,167,162 from the issuance of common stock and warrants in the October 2019 Financing.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of February 11, 2021, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2021. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we do not expect to generate sufficient revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “ RISK FACTORS ” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

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

Going Concern

From inception, we have not earned operating revenues from sales of products or services and have recurring losses from operations. While the Company anticipates that it will have cash on hand into the second quarter of fiscal 2021, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2020, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

Recent Accounting Guidance

Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” was issued by the Financial Accounting Standards Board (FASB) in August 2018. The purpose of this amendment in this Update is to modify the disclosure requirements on fair value measurements in Topic 820. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 during our first quarter of fiscal year 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2020 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

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

Our initial product candidates are currently being used by clinicians and to date we have not generated any revenue and we have incurred substantial net losses as a result. As of February 11, 2021, we believe that our current cash will meet anticipated requirements into the second quarter of fiscal 2021 and we will need to raise additional capital before then.

During the first quarter of fiscal 2020, the third quarter of fiscal 2020 and the first quarter of fiscal 2021, we obtained additional cash to continue operations and fund our planned future operations, which include research and development of our product candidates, steps related to seeking regulatory marketing authorization for our initial product candidates and planning for their commercialization in the U.S. and Europe. Even with the additional funds received from the 2019 SPA, the October 2019 SPA, the Series 1 convertible promissory notes and the Series 2 convertible promissory notes there exists substantial doubt about our ability to continue, as a going concern.

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

Based on our current operating expenses and working capital requirements, as of February 10, 2021, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2021. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to refile our 510(k) submission for AC5 Topical Gel and filed a 510(k) submission during the third calendar quarter of 2018, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

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

As of February 11, 2021, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants and Series G Warrants. As defined in the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

By way of example, on December 31, 2020, we announced that we had entered into a transition agreement with Richard Davis, our current Chief Financial Officer, under which Mr. Davis agreed to continue in his current role as our Chief Financial Officer until the earlier of (i) the date when a successor is named and ready to perform the daily duties of Chief Financial Officer, and (ii) June 30, 2021 (such date, the “Transition End Date”), upon which date Mr. Davis will retire as Chief Financial Officer. There can be no assurance that we will be able to identify and hire a qualified candidate to replace Mr. Davis prior to the Transition End Date.

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

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Many of our owned or licensed patent applications are pending. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. Because our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business. Our licensed MIT European patent No. 1879606 was opposed; however, this patent was maintained in amended form following an administrative hearing. Both parties have appealed this decision. A decision is not expected before the end of November 2021. If the Opponents prevail in the appeal, European Patent No. 1879606 will be fully or partially invalidated, resulting in potential loss of rights. European patent No. 2581097 was opposed. The Opposition Division revoked the patent. This decision was appealed. If the Opponent prevails in the appeal, European Patent No. 2581097 could be fully or partially invalidated, resulting in potential loss of rights. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects. In addition, our proprietary information, trade secrets and know-how are important components of our intellectual property rights. We seek to protect our proprietary information, trade secrets, know-how and confidential information, in part, with confidentiality agreements with our employees, corporate partners, outside scientific collaborators, sponsored researchers, consultants and other advisors. We also have invention or patent assignment agreements with our employees and certain consultants and advisors. If our employees or consultants breach those agreements, we may not have adequate remedies for any of those breaches. In addition, our proprietary information, trade secrets and know-how may otherwise become known to or be independently developed by others. Enforcing a claim that a party illegally obtained and/or for which a party is using our proprietary information, trade secrets and/or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to defend, enforce and/or determine the scope of our intellectual property rights, and failure to obtain or maintain protection thereof could adversely affect our competitive business position and results of operations.

Many of our owned patent applications are pending, and our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis

As of January 13, 2021, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Six patent portfolios assigned to Arch Biosurgery, Inc. include a total of 40 patents and pending applications in a total of nine jurisdictions, including twelve patents and pending applications in the US. These portfolios cover self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including eight issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476; US 10,314,886; US 10,682,386; and 10,869,907) that expire between 2026 and 2034 (absent patent term extension) as well as fifteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

As of July 1, 2020, our articles of incorporation authorize the issuance of up to 800,000,000 shares of Common Stock. In June 2020, we issued certain of holders of our Series D Warrants Series J Warrants to acquire up to 3,886,364 shares of our Common Stock at an initial exercise price of $0.25 per share as consideration for those holders exercising their Series D Warrants in full to acquire 5,181,819 shares of our Common Stock at $0.18 per share. As of February 11, 2021, up to 3,886,364 shares may be acquired upon the exercise of the Series J Warrants.

In connection with the October 2019 Financing that closed on October 18, 2019, we issued an aggregate of 14,285,714 shares of our Common Stock, which equaled approximately 8% of the 173,577,233 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the October 2019 Financing. Upon the closing of the October 2019 Financing, we also issued Series I Warrants to acquire up to an additional 14,285,714 shares of our Common Stock at an initial exercise price of $0.22 per share and additional warrants to acquire up to an additional 1,071,429 shares of our Common Stock at an initial exercise price of $0.21875 per share to designees of H.C. Wainwright & Co., LLC, the placement agent that the Company engaged in connection with the October 2019 Financing (the “Placement Agent Warrants”). As of February 11, 2021, up to 14,285,714 shares may be acquired upon the exercise of the Series I Warrants and up to 1,071,429 shares may be acquired upon the exercise of the Placement Agent Warrants.

In connection with the financing that closed on May 14, 2019 (the “2019 Financing”), we issued an aggregate of 8,615,384 shares of our Common Stock, which equaled approximately 5% of the 164,961,849 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2019 Financing. Upon the closing of the 2019 Financing, we also issued Series H Warrants to acquire up to an additional 8,615,384 shares of our Common Stock at an initial exercise price of $0.40 per share. As of February 11, 2021, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of February 11, 2021, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of February 11, 2021, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of February 11, 2021, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

Additionally, as of February 11, 2021, 6,338,356 shares of Common Stock were reserved for future issuance under the 2013 Plan (“2013 Plan”), of which 19,175,155 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.1563 to $0.72 per share and with a weighted average exercise price of $0.35 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series J Warrants, Series I Warrants, Placement Agent Warrants, Series H Warrants granted in connection with the 2019 Financing, the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing and the shares of Common Stock potentially issuable under the Convertible Notes there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock which are related to the Massachusetts Life Sciences Center (“MSLC”) note. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of February 11, 2021 we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2021. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and officers own a significant percentage of our capital stock and are able to exercise significant over the Company.

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of February 11, 2021, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 11% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

Item 2.-Unregistered Sales of Equity Securities and Use of Proceeds

On October 14, 2020, the Company awarded 50,000 shares of Restricted Stock to a consultant as partial consideration for performing certain investor relation services on the Company’s behalf. The shares subject to this grant are awarded under the 2013 Plan and vest 90 days from the date of the award, and were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act based on the fact that (i) the grantee has represented that it is an accredited investor as defined in Rule 501(a) promulgated under the Securities Act; (ii) due to the nature of the grantee’s profession, the grantee has sufficient investment experience to evaluate the risks of the investment; (iii) the Company used no advertising or general solicitation in connection with the issuance of the award; and (iv); the shares will be issued as restricted securities.

The Company did not engage an underwriter or placement agent in connection with the equity award.

Item 6. Exhibits

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-Q	3.1	000-54986	07/23/2020

3.2	Amended and Restated Bylaws, as adopted on May 20, 2020		8-K	3.1	000-54986	05/27/2020

10.1	Amendment to Series J Warrant to Purchase Common Stock		8-K	10.1	000-54986	11/10/2020

10.2	Form of Convertible Notes		8-K	10.2	000-54986	11/10/2020

10.3#	Transition Agreement, dated December 31, 2020, by and between Arch Therapeutics, Inc. and Richard Davis		S-1	10.62	333-234811	01/26/2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

# Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: February 12, 2021	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2021	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)