Form 10-Q
period 2021-03-31
Arch Therapeutics, Inc.
filed 2021-05-06
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021, 236,719,770 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three Months ended March 31, 2021

Arch Therapeutics, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2021 (Unaudited) and September 30, 2020

ASSETS	March 31, 2021	September 30, 2020
Current assets:
Cash	$5,560,816	$959,309
Inventory	828,220	967,993
Prepaid expenses and other current assets	453,376	215,673
Total current assets	6,842,412	2,142,975

Long-term assets:
Property and equipment, net	6,838	4,552
Other assets	3,500	3,500
Total long-term assets	10,338	8,052

Total assets	$6,852,750	$2,151,027

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$558,833	$342,050
Accrued expenses and other liabilities	171,542	248,968
Current portion of derivative liability	1,000,000	-
Current portion of PPP Loan	116,772	37,442
Total current liabilities	1,847,147	628,460

Long-term liabilities:
Long-term portion of PPP loan	59,528	138,858
Series 1 convertible notes	550,000	550,000
Series 2 convertible notes	1,050,000	-
Accrued interest	86,918	17,781
Derivative liability	1,207,475	2,316,419
Total long-term liabilities	2,953,921	3,023,058

Total liabilities	4,801,068	3,651,518

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 800,000,000 shares authorized as of March 31, 2021 and September 30, 2020, 236,719,770 and 193,044,766 shares issued and outstanding as of March 31, 2021 and September 30, 2020	236,720	193,045
Additional paid-in capital	48,316,799	41,862,901
Accumulated deficit	(46,501,837)	(43,556,437)
Total stockholders’ equity (deficit)	2,051,682	(1,500,491)

Total liabilities and stockholders’ equity (deficit)	$6,852,750	$2,151,027

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Revenue	$10,000	$-	$10,000	$-

Operating expenses:
Cost of revenues	10,102	-	10,102	-
General and administrative expenses	1,339,833	892,136	2,230,024	1,867,969
Research and development expenses	410,611	262,433	754,202	906,167
Total costs and expenses	1,760,546	1,154,569	2,994,328	2,774,136

Loss from operations	(1,750,546)	(1,154,569)	(2,984,328)	(2,774,136)

Other income (expense):
Interest expense	(40,750)	-	(70,016)	-
Decrease to fair value of derivative	-	422,685	108,944	382,498
Total other income (expense)	(40,750)	422,685	38,928	382,498

Net loss	$(1,791,296)	$(731,884)	$(2,945,400)	$(2,391,638)

Loss per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$-	$(0.01)	$(0.01)
Weighted common shares - basic and diluted	213,337,625	186,897,947	203,135,751	185,492,795

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)
For the Three and Six Months Ended March 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended March 31, 2020	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	186,897,947	$186,898	$40,237,079	$(40,524,814)	$(100,837)

Net loss	-	-	-	(731,884)	(731,884)

Stock-based compensation expense	-	-	297,203	-	297,203

Balance at March 31, 2020	186,897,947	$186,898	$40,534,282	$(41,256,698)	$(535,518)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Three Months Ended March 31, 2021
Balance at December 31, 2020	193,044,766	$193,045	$41,948,512	$(44,710,541)	$(2,568,984)

Net loss	-	-	-	(1,791,296)	(1,791,296)

Issuance of common stock and warrants, net of financing costs	43,125,004	43,125	6,176,108	-	6,219,233

Issuance of restricted stock	550,000	550	(550)		-

Stock-based compensation expense	-	-	192,729	-	192,729

Balance at March 31, 2021	236,719,770	$236,720	$48,316,799	$(46,501,837)	$2,051,682

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended March 31, 2020	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2019	172,612,233	$172,612	$37,885,151	$(38,865,060)	$(807,297)

Net loss	-	-	-	(2,391,638)	(2,391,638)

Issuance of common stock and warrants, net of financing costs	14,285,714	14,286	2,152,876	-	2,167,162

Issuance of restricted stock

Stock-based compensation expense	-	-	496,255	-	496,255

Balance at March 31, 2020	186,897,947	$186,898	$40,534,282	$(41,256,698)	$(535,518)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended March 31, 2021	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at September 30, 2020	193,044,766	$193,045	$41,862,901	$(43,556,437)	(1,500,491)

Net loss	-	-	-	(2,945,400)	(2,945,400)

Issuance of common stock and warrants, net of financing costs	43,125,004	43,125	6,176,108	-	6,219,233

Issuance of restricted stock	550,000	550	(550)		-

Stock-based compensation expense	-	-	278,340	-	278,340

Balance at March 31, 2021	236,719,770	$236,720	$48,316,799	$(46,501,837)	$2,051,682

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2021 and 2020

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
Cash flows from operating activities:
Net loss	$(2,945,400)	$(2,391,638)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	989	3,701
Stock-based compensation	278,340	496,255
Decrease to fair value of derivative	(108,944)	(382,498)
Inventory obsolescence charge	181,988	49,692
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(42,215)	(657,000)
Prepaid expenses and other current assets	(237,703)	222,014
Increase (decrease) in:
Accounts payable	216,783	190,752
Accrued interest	69,137	-
Accrued expenses and other liabilities	(77,426)	(87,385)
Net cash used in operating activities	(2,664,451)	(2,556,107)

Cash flows from investing activities:
Purchases of property and equipment	(3,275)	(2,455)
Net cash used in investing activities	(3,275)	(2,455)

Cash flows from financing activities:
Proceeds received from Series 2 convertible notes	1,050,000	-
Proceeds from issued common stock and warrants, net of financing costs	6,219,233	2,167,162
Net cash provided by financing activities	7,269,233	2,167,162

Net increase (decrease) in cash	4,601,507	(391,400)

Cash, beginning of year	959,309	2,180,329

Cash, end of period	$5,560,816	$1,788,929

Non-cash financing activities:
Issuance of restricted stock for services	$103,750	$-

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System, and have devoted substantially all of our operational effort to the research, development and regulatory programs necessary to turn our core technology into commercial products. To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants.

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

For a complete summary of our significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2020. There have been no material changes to our significant accounting policies during the six months ended March 31, 2021.

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

Recently Issued Accounting Guidance

Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” was issued by the Financial Accounting Standards Board (FASB) in August 2018. The purpose of this amendment in this Update is to modify the disclosure requirements on fair value measurements in Topic 820. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 during our first quarter of fiscal year 2021, and the impact was considered immaterial on our consolidated financial statements.

ASU 2020-06, “Debt with Conversion and other Options (subtopic 470-02) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” was issued by the FASB in August 2020. The purpose of this amendment is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liability and equity. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and September 30, 2020.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the six months ended March 31, 2021 and 2020 there has not been any impairment of long-lived assets.

Leases

The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our lease does not provide an implicit interest rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of March 31, 2021 and September 30, 2020, our ROU asset is included in prepaid expenses and other current assets and the lease obligations is included in accrued expenses and other current liabilities on our consolidated balance sheets. As of March 31, 2021 and September 30, 2021, ROU asset of approximately $20,000 and $39,000, respectively, represents our right to use an underlying asset for the lease term and the lease liabilities of approximately $20,000 and $39,000, respectively, represents our obligation to make lease payments arising from the lease.

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

We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is more likely than not that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable.

Revenue

Revenue is recognized through a five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied.

Our source of revenue is product sales. Our contracts with customers contain a single performance obligation and we recognize revenue from product sales when we have satisfied our performance obligation by transferring control of the product to our customers. Control of the product transfers to the customer upon shipment from our third-party warehouse.

Cost of Revenues

Cost of revenues includes product costs, warehousing, overhead allocation and royalty expenses.

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

At March 31, 2021 and September 30, 2020, the carrying amounts of cash, accounts payables and accrued expenses and other liabilities approximate fair value because of their short-term nature. The carrying amounts for the PPP Loan and the Convertible Notes approximate fair value because borrowing rates and term are similar to comparable market participants.

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

Subsequent Events

The Company evaluated all events or transactions through May 5, 2021 the date which these unaudited interim consolidated financial statements were issued. There were no material subsequent events.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, only recently commenced generating operating revenues, and has limited working capital. The continuation of our business as a going concern is dependent upon raising additional capital, the ability to successfully market and sell its product and eventually attaining and maintaining profitable operations. In particular, as of March 31, 2021, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about our ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its current and potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Finally, some of our product candidates or the materials contained therein (such as the Active Pharmaceutical Ingredients (“APIs”) for our AC5® product line), are manufactured from facilities in areas impacted by the outbreak of the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively. The continued spread of coronavirus and uncertain market conditions may also limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.	PROPERTY AND EQUIPMENT

At March 31, 2021 and September 30, 2020, property and equipment consisted of:

	Estimated Useful Life	March 31, 2021	September 30, 2020
Computer equipment	3 years	$14,416	$11,141

Furniture and fixtures	5 years	9,357	9,357

Leasehold improvements	Life of Lease	8,983	8,983

Lab equipment	5 years	1,000	1,000

		33,756	30,481

Less – accumulated depreciation		26,918	25,929

Property and equipment, net		$6,838	$4,552

For the three months ended March 31, 2021 and 2020 depreciation expense recorded was $617 and $1,765, respectively. For the six months ended March 31, 2021 and 2020 depreciation expense was $989 and $3,701, respectively.

4.	INVENTORIES

Inventories consist of the following:

	March 31, 2021	September 30, 2020
Finished Goods	$249,696	$-
Goods-in-process	578,524	967,993
Total	$828,220	$967,993

The Company capitalizes inventory that has been produced for commercial sale and has been determined to have a probable future economic benefit. The determination of whether or not the inventory has a future economic benefit requires estimates by management. To the extent that inventory is expected to expire prior to being sold or used for research and development or used for samples, the Company will write down the value of inventory. The decrease in inventory as of March 31, 2021 of $139,773 to $828,220 from $967,993 as of September 30, 2020 is attributed to an inventory obsolescence charge for shelf-life, research and development and product samples.

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

As of March 31, 2021, a total of 19,199,212 options had been issued to employees and directors and 8,792,500 options had been issued to consultants. The exercise price of each option is equal to the closing price of a share of our common stock on the date of grant.

Share-based awards

During the six months ended March 31, 2021, the Company granted 20,000 options to employees and directors and 1,075,000 options to consultants to purchase shares of common stock under the 2013 Plan.

Share-based compensation expense for awards granted during the six months ended March 31, 2021 was based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share-based compensation for the six months ended March 31, 2021; expected volatility, 79.44% - 119.44%, risk-free interest rate, 0.13% - 2.85%, expected dividend yield, 0%, expected term, 5.6 years. Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option. The Company exited shell company status on June 26, 2013. In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available. In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities. Prior to January 1, 2018, the Company’s expected volatility was derived from the historical daily change in the market price of its common stock since it exited shell company status, as well as the historical daily change in the market price for the peer group as determined by the Company. Effective January 1, 2018, the Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell company status.

Common Stock Options

Stock compensation activity under the 2013 Plan for the six months ended March 31, 2021 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2020	18,248,346	$0.36	2.59	$79,330
Awarded	1,095,000	0.17	—	—
Forfeited/Cancelled	(213,348)	0.44	—	—
Outstanding at March 31, 2021	19,129,998	0.35	2.45	123,233
Vested at March 31, 2021	17,059,070	0.37	2.52	83,541
Vested and expected to vest at March 31, 2021	19,129,998	$0.35	2.45	$123,233

As of March 31, 2021, 6,318,356 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $89,000 and $258,000, respectively. Of this amount during the three months ended March 31, 2021 and 2020, $27,000 and $112,000, respectively, were recorded as research and development expenses, and $62,000 and $146,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the six months ended March 31, 2021 and 2020 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $174,000 and $417,000, respectively. Of this amount during the six months ended March 31, 2021 and 2020, $53,000 and $229,000, respectively, were recorded as research and development expenses, and $121,000 and $188,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the six months ended March 31, 2021 and 2020, no stock options awarded were exercised.

As of March 31, 2021, there is approximately $183,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.19 years.

Restricted Stock

On October 14, 2020, the Company awarded 50,000 shares of Restricted Stock to a consultant. The shares subject to this grant were awarded under the 2013 Plan and vested 90 days from the date of the award. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. On January 27, 2021, the Company awarded 500,000 shares of Restricted Stock to a consultant. The shares subject to this grant are awarded under the 2013 Plan and vested immediately.

On July 19, 2018, the Company awarded 745,000 shares of Restricted Stock to members of the Board of Directors and management and 220,000 shares of Restricted Stock to a consultant. The shares subject to this grant are awarded under the 2013 Plan and vested on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. As of September 30, 2020, all restricted shares have vested.

Restricted stock activity in shares under the 2013 Plan for the six months ended March 31, 2021 and 2020 follows:

	2020	2019
Non Vested at September 30, 2020 and 2019	—	965,000
Awarded	550,000	—
Vested	(550,000)	—
Forfeited	—	—
Non Vested at March 31, 2021 and 2020	—	965,000

The weighted average restricted stock award date fair value information for the six months ended March 31, 2021 and 2020 follows:

	2020	2019
Non Vested at September 30, 2020 and 2019	$—	$0.57
Awarded	0.19	—
Vested	(0.19)	—
Forfeited	—	—
Non Vested at March 31, 2021 and 2020	$—	$0.57

For the three months ended March 31, 2021 and 2020 compensation expense recorded for the restricted stock awards was approximately $104,000 and $39,000, respectively. For the six months ended March 31, 2021 and 2020 compensation expense recorded for the restricted stock awards was approximately $104,000 and $79,000, respectively.

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

As a result of the issuance of the Series J Warrants, in conjunction with the exercise of the Series D Warrants, the Company recorded in equity a noncash equity issuance cost valued at approximately $220,000. This charge was estimated using the Black-Scholes Option Pricing Model with the following assumptions; expected volatility, 88.15%, risk-free interest rate, 0.16%, expected dividend yield, 0%, expected term, 1.08 years. The Series J Warrants are indexed to the Company’s stock and are classified as equity.

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

During the three and six months ended March 31, 2021 and 2020, no Series E Warrants had been exercised. As of March 31, 2021, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

During the three and six months ended March 31, 2021 and 2020, no Series F Warrants had been exercised. As of March 31, 2021, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

Common Stock

At February 24, 2017, the Closing Date of the 2017 Financing, the Company issued 10,166,664 shares of Common Stock.

Derivative Liabilities

The Company accounted for the Series F Warrants relating to the aforementioned 2017 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series F Warrants for an amount of cash equal to $0.18 for each share of Common Stock (“Minimum”) the underlying Series F Warrants are not classified within stockholders’ equity (deficit), they are recorded as liabilities at the greater of the minimum or fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the Closing Date, the derivative liabilities were recorded at fair value of $2,996,110. Given that the fair value of the derivative liabilities was less than the net proceeds of the 2017 Financing of $5,987,122, the remaining proceeds of $2,991,012 were allocated to the Common Stock and additional paid-in capital. During the six months ended March 31, 2021 and 2020, the derivative liability is recorded at its minimum value.

Fair Value Measurements Using Significant Unobservable Inputs	March 31,	September 30,
(Level 3)	2021	2020
Beginning balance at September 30, 2020 and 2019	$1,000,000	$1,000,000

Issuances	—	—

Adjustments to estimated fair value	—	—

Ending balance at March 31, 2021 and September 30, 2020	$1,000,000	$1,000,000

The derivative liabilities were valued as of March 31, 2021 and September 30, 2020 using the Black Scholes Model with the following assumptions:

	March 31, 2021	September 30, 2020
Closing price per share of common stock	$0.15	$0.17
Exercise price per share	$0.75	$0.75
Expected volatility	81.39%	84.17%
Risk-free interest rate	0.07%	0.13%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	0.84	1.35

9.	2018 REGISTERED DIRECT OFFERING

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

The number of shares of the Company’s Common Stock into which each of the Series G Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series G Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series G Warrant for an amount of cash equal to $0.11 for each share of Common Stock underlying the Series G Warrant. During the six months ended March 31, 2021 and 2020, no Series G Warrants had been exercised. As of March 31, 2021, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

Common Stock

On June 30, 2018 the shares were recorded as subscribed but not issued. On July 2, 2018, the Closing Date of the 2018 Financing, the Company issued 9,070,000 shares of Common Stock.

Derivative Liabilities

The Company accounted for the Series G Warrants relating to the aforementioned 2018 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series G Warrants for an amount of cash equal to $0.11 for each share of Common Stock (“Minimum”) and the underlying Series G Warrants are not classified within stockholders’ equity (deficit), they are recorded as liabilities the greater of the minimum or fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the Closing Date, the derivative liabilities were recorded at fair value of $2,397,454. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2018 Financing of $4,461,248, the remaining proceeds of $2,063,794 were allocated to the Common Stock Subscribed but Unissued and additional paid-in capital. During the six months ended March 31, 2021 and 2020, the derivative liability is recorded at its minimum value.

Fair Value Measurements Using Significant Unobservable Inputs	March 31,	September 30,
(Level 3)	2021	2020
Beginning balance at September 30, 2020 and 2019	$748,275	$748,275

Issuances	—	—

Adjustments to estimated fair value	—	—

Ending balance at March 31, 2021 and September 30, 2020	$748,275	$748,275

The derivative liabilities were valued as of March 31, 2021 and September 30, 2020 using the Black Scholes Model with the following assumptions:

	March 31, 2021	September 30, 2020
Closing price per share of common stock	$0.15	$0.17
Exercise price per share	$0.70	$0.70
Expected volatility	83.40%	83.31%
Risk-free interest rate	0.16%	0.15%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	2.21	2.71

10.	2019 REGISTERED DIRECT OFFERING

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

The gross proceeds to Arch from the 2019 Financing, were approximately $2.8 million before deducting financing costs of approximately $51,200. The number of shares of the Company’s Common Stock into which each of the Series H Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series H Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In addition, if the Company undergoes a change of control or is involved in a similar transaction, the holder may cause the Company or any successor entity to purchase its Series H Warrant for an amount of cash equal to $0.0533 for each share of Common Stock underlying the Series H Warrant. During the six months ended March 31, 2021 and 2020, no Series H Warrants had been exercised. As of March 31, 2021, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

Common Stock

At May 14, 2019 the Closing Date of the 2019 Financing, the Company issued 8,615,384 shares of Common Stock.

Derivative Liabilities

The Company accounted for the Series H Warrants relating to the aforementioned 2019 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series H Warrants for an amount of cash equal to $0.0533 for each share of Common Stock (“Minimum”) and the underlying Series H Warrants are not classified within stockholders’ equity (deficit), they are recorded as liabilities the greater of the minimum or fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the Closing Date, the derivative liabilities were recorded at fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds of the 2019 Financing of $2,748,821, the remaining proceeds of $1,120,708 were allocated to the Common Stock and additional-paid-in-capital. During the three months ended March 31, 2021 and 2020 $0 and $422,685 was recorded to decrease the fair value of derivative liability, respectively. During the six months ended March 31, 2021 and 2020 $108,944 and $382,498 was recorded to decrease the fair value of derivative liability, respectively.

Fair Value Measurements Using Significant Unobservable Inputs	March 31,	September 30,
(Level 3)	2021	2020
Beginning balance at September 30, 2020 and 2019	$568,144	$1,247,415

Issuances	—	—

Adjustments to estimated fair value	(108,944)	(679,271)

Ending balance at March 31, 2021 and September 30, 2020	$459,200	$568,144

The derivative liabilities were valued as of March 31, 2021 and September 30, 2020 using the Black Scholes Model with the following assumptions:

	March 31, 2021	September 30, 2020
Closing price per share of common stock	$0.15	$0.17
Exercise price per share	$0.40	$0.40
Expected volatility	82.93%	82.24%
Risk-free interest rate	0.35%	0.22%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	3.09	3.60

11.	OCTOBER 2019 REGISTERED DIRECT OFFERING

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

During the six months ended March 31, 2021 and 2020, no Series I Warrants or Placement Agent Warrants had been exercised. As of March 31, 2021, up to 14,285,714 and 1,071,429 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

Common Stock

On October 18, 2019 the Closing Date of the October 2019 Financing, the Company issued 14,285,714 shares of Common Stock.

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

12.	2021 REGISTERED DIRECT OFFERING

On February 11, 2021, the Company entered into a Securities Purchase Agreement (“2021 SPA”) with certain institutional and accredited investors (“2021 Investors”) providing for the issuance and sale by the Company to the 2021 Investors of an aggregate of 43,125,004 (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), and Series K Warrants (the “Series K Warrants”) to purchase an aggregate of 32,343,754 shares (the “Warrant Shares”) of Common Stock, at a combined offering price of $0.16 per share and related warrant (the “2021 Financing”). The Series K Warrants have an exercise price of $0.17 per share and are exercisable for a period of 5.5 years. The aggregate gross proceeds for the sale of the Shares and Series K Warrants was approximately $6.9 million, before deducting the placement agent’s fees and expenses and other offering expenses payable by the Company, of approximately $700,000. Pursuant to an engagement agreement (the “Engagement Letter”) dated as of February 8, 2021, by and between the Company and H.C. Wainwright & Co. (the “Placement Agent”), the Company has agreed to pay the Placement Agent cash fees equal to (i) 7.5% of the gross proceeds received by the Company from certain investors participating in the 2021 Financing, and (ii) 6.0% of the gross proceeds received by the Company from certain investors with pre-existing relationships with the Company. In addition, the Placement Agent will be entitled to receive a one-time non-accountable expense fee of $10,000, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and $10,000 for clearing expenses. Pursuant to the Engagement Agreement, the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 7.5% of the aggregate number of shares sold to investors in the Offering, or warrants to purchase up to 3,234,375 shares (the “Placement Agent 2 Warrants”) of the Company’s common stock. The Placement Agent 2 Warrants have substantially the same terms as the Series K Warrants, except that the exercise price of the Placement Agent 2 Warrants is $0.20 per share. The Engagement Agreement has indemnity and other customary provisions for transactions of this nature.

The 2021 SPA contains certain restrictions on our ability to conduct subsequent sales of our equity securities. In particular, we are prohibited from entering into or effecting a Variable Rate Transaction (as defined in the 2021 SPA) until February 11, 2022; provided, however, the Company may enter into and effect an at-the-market offering facility with the Placement Agent.

Additionally, the 2021 SPA contains certain restrictions on our ability to change our capitalization. In particular, until 180 days after February 17, 2021, we may not undertake a reverse or forward stock split or reclassification of the Common Stock without the prior written consent of the investors in the 2021 Private Placement Financing, other than in connection with the uplisting of the Common Stock to the Nasdaq Stock Market or the New York Stock Exchange.

The number of shares of the Company’s Common Stock into which each of the Series K Warrants is exercisable and the exercise price therefore are subject to adjustment, as set forth in the Series K Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise).

During the six months ended March 31, 2021, no Series K Warrants or Placement Agent 2 Warrants had been exercised. As of March 31, 2021, up to 32,343,754 and 3,234,375 shares may be acquired upon the exercise of the Series K Warrants and Placement Agent Warrants, respectively.

Common Stock

On February 17, 2021 the Closing Date of the 2021 Financing, the Company issued 43,125,004 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series K Warrants and the Placement Agent 2 Warrants relating to the aforementioned February 2021 Registered Direct Offering in accordance with ASC 815-40, Derivatives and Hedging. Because the Series K Warrants and the Placement Agent 2 Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity (deficit) in the accompanying consolidated financial statements.

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

During the three and six months ended March 31, 2021, the Company recorded interest expense of approximately $14,000 and $27,000, respectively.

14.	SERIES 2 CONVERTIBLE NOTES

On November 6, 2020, the Company issued unsecured 10% Series 2 Convertible Notes in the aggregate principal amount of $1,050,000. The Series 2 Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Series 2 Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Series 2 Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms in the Series 2 Convertible Notes) into shares of the Company’s common stock, par value $0.001 per share (Common Stock), at a per share price of $0.25 (the “Conversion Price”); (iv) the ability of a holder of a Series 2 Convertible Note (a “Holder”) to convert the Series 2 Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert Series 2 Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, November 30, 2023; provided, however, that in the case of an In-Kind-Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

During the three and six months ended March 31, 2021, the Company recorded interest expense of approximately $26,000 and $42,000, respectively.

15.	PAYROLL PROTECTION PROGRAM LOAN

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

The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred until the earliest of ten months after October 2020, the end of our covered period or the date the SBA makes a decision on our loan forgiveness application. Unless the PPP Loan is forgiven, the Company will be required to make monthly payments of principal and interest of approximately $20,000 to the Lender.

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

Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained. During November 2020, the Company applied for forgiveness of the PPP Loan. As of March 31, 2021 the application for forgiveness is under review by the SBA.

16.	RISKS AND UNCERTAINTIES – COVID-19

The Company sources its materials and services for its products and product candidates from facilities in areas impacted or which may be impacted by the outbreak of the coronavirus. This may impact the Company’s ability to obtain future inventory and impact the Company’s future revenue stream as efforts to address this worldwide outbreak are undertaken. In addition, the Company has historically and principally funded its operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants which may also be impacted by economic conditions beyond the Company’s control. The extent to which the coronavirus will impact the global economy and the Company is uncertain and cannot be reasonably measured.

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

Business Overview

We are a biotechnology company marketing or developing a number of products based on our innovative AC5® self-assembling technology platform. We believe these products can be important advances in the field of stasis and barrier applications, which includes stopping bleeding (“hemostasis”), controlling leaking (“sealant”) and managing wounds created during surgery, trauma or interventional care or from disease. We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System, and have devoted substantially all of our operational effort to the research, development and regulatory programs necessary to turn our core technology into commercial products. Our goal is to make care faster and safer for patients with products for use in external wounds, which we refer to as Dermal Sciences applications, and products for use inside the body, which we refer to as Biosurgery applications.

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

We believe that our technology lends itself to a range of potential applications in which there is a wound inside or on the body, and in which there is need for a hemostatic agent or sealant. For instance, the results of certain preclinical and clinical investigations that either we have conducted, or others have conducted on our behalf have shown quick and effective hemostasis with the use of AC5 SAP technology, and that time to hemostasis (“TTH”) is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners.” Furthermore, the transparency and physical properties of certain AC5 Devices may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as surgery starts, a concept that we call Crystal Clear Surgery™. An example of a product that contains related features and benefits is AC5 Topical Hemostat, which is indicated for use as a dressing and to control mild to moderate bleeding, each during the management of injured skin and the micro-environment of an acute surgical wound.

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

We believe that the Company has cash on hand to meet its anticipated cash requirements through the first quarter of fiscal 2022. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. In addition to the foregoing, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing.

Merger with ABS and Related Activities

As noted earlier in this document, on June 26, 2013, the Company completed the Merger with ABS, pursuant to which ABS became a wholly owned subsidiary of the Company. In contemplation of the Merger, effective May 24, 2013, the Company increased its authorized common stock, par value $0.001 per share (“Common Stock”), from 75,000,000 shares to 300,000,000 shares and effected a forward stock split, by way of a stock dividend, of its issued and outstanding shares of Common Stock at a ratio of 11 shares to each one issued and outstanding share. Also, in contemplation of the Merger, effective June 5, 2013, the Company changed its name from Almah, Inc. to Arch Therapeutics, Inc. and changed the ticker symbol under which its Common Stock trades on the OTC Bulletin Board from “AACH” to “ARTH”

Liquidity

We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System. We devote a significant amount of our efforts on fundraising as well as planning and conducting product research and development and activities in connection with obtaining regulatory marketing authorization. For the three months ended March 31, 2021, we had a net loss of $1,791,296 versus a net loss of $731,884 in the comparable period in the prior year. The net loss for the three months ended March 31, 2021 can be attributable to general and administrative costs and research and development expenses, including regulatory marketing authorization. The loss for the three months ended March 31, 2020 can be attributable to general and administrative costs, and research and development expenses, including regulatory approval and product research partially offset by an adjustment of derivative liabilities of $422,685. For the six months ended March 31, 2021, we had a net loss of $2,945,400 versus a net loss of $2,391,638 in the comparable period in the prior year. The net loss for the six months ended March 31, 2021 can be attributable to general and administrative costs and research and development expenses, including regulatory marketing authorization and partially offset by an adjustment of derivative liabilities of $108,944. The loss for the six months ended March 31, 2020 can be attributable to general and administrative costs, and research and development expenses, including regulatory approval and product research partially offset by an adjustment of derivative liabilities of $382,498.

Cash used in operating activities increased $108,344 during the six months ended March 31, 2021 to $2,664,451 compared to $2,556,107, for the six months ended March 31, 2020. Cash at March 31, 2021 increased by $4,601,507 to $5,560,816 compared to $959,309 as of September 30, 2020.

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

On December 31, 2020, the Company announced that the Company and Richard Davis, the Company’s current Chief Financial Officer, entered into a transition agreement, under which Mr. Davis agreed to continue in his current role as the Company’s Chief Financial Officer until the earlier of (i) when a successor is named and ready to perform the daily duties of Chief Financial Officer, and (ii) June 30, 2021 (such date, the “Transition End Date”), upon which date Mr. Davis will retire as Chief Financial Officer. Pursuant to the Agreement, for a period of six months following the Transition End Date, Mr. Davis will continue to work as an employee of the Company in a non-executive role to provide support and ensure a smooth and successful transition. On May 3, 2021, the Company appointed Michael S. Abrams as an employee and then, effective May 10, 2021 as its Chief Financial Officer and Treasurer.

On January 4, 2021, the Company announced that it has entered into a distribution and sales administration agreement with Buffalo Supply, Inc. (“Buffalo Supply” or “BSI”) to be the exclusive distributor for products sold to United States government facilities worldwide.

On February 12, 2021, the Company announced that it had entered into a securities purchase agreement with certain institutional and accredited investors as of February 11, 2021 to raise approximately $6.9 million through the issuance of an aggregate of 43,125,004 shares of its common stock and warrants to purchase up to an aggregate of 32,343,753 shares of common stock, at a combined purchase price of $0.16 per share of common stock and associated warrant in a private placement (the “2021 Financing”). The Series K Warrants have an exercise price of $0.17 per share and are exercisable for a period of 5.5 years. The gross proceeds to Arch from the 2021 Financing, which closed on February 17, 2021, were approximately $6.9 million before deducting financing costs of approximately $700,000. The Company believes that its cash on hand, not including that which may be derived from any potential revenue generation, will meet its anticipated cash requirements through the first quarter of fiscal 2022.

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

Three months ended March 31, 2021 Compared to Three months ended March 31, 2020

	March 31,	March 31,	Increase
	2021	2020	(Decrease)
	($)	($)	($)
Revenue	10,000	-	10,000
Operating Expenses
Cost of revenues	10,102	-	10,102
General and administrative	1,339,833	892,136	447,697
Research and development	410,611	262,433	148,178
Loss from operations	(1,750,546)	(1,154,569)	595,977
Other income (expense)	(40,750)	422,685	463,435
Net loss	(1,791,296)	(731,884)	1,059,412

Revenue

The Company commenced commercial sales of its first product, AC5®Advanced Wound System, during the three months ended March 31, 2021. Revenue for the three months ended March 31, 2021 was $10,000. We did not generate revenue during the three months ended March 31, 2020.

Cost of revenues

Cost of revenues during the three months ended March 31, 2021was $10,102, an increase of $10,102 compared to $0 for the three months ended March 31, 2020. Cost of sales includes product costs, warehousing, overhead allocation and royalty expenses.

General and Administrative Expense

General and administrative expenses during the three months ended March 31, 2021 were $1,339,833, an increase of $447,697 compared to $892,136 for the three months ended March 31, 2020. The increase in general and administrative expense for the three months ended March 31, 2021 is primarily attributable to corporate legal, and consulting expense. General and administrative expenses are generally expected to increase during fiscal 2021 as a result of the establishment and execution of commercialization efforts, additional staffing, as well as increased costs associated with the Company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended March 31, 2021 was $410,611, an increase of $148,178 compared to $262,433 for the three months ended March 31, 2020. The increase in research and development expense is primarily attributable to an increase in product and development costs, part of which includes an approximate $180,000 reserve for inventory for obsolescence samples, partially offset by compensation costs. Research and development expenses are expected to increase during fiscal 2021 as a result of our plans for additional product development, clinical and regulatory programs.

Other Income (expense)

Other expense during the three months ended March 31, 2021 was $40,750, an increase of $463,435 compared to total other income of $422,685 for the three months ended March 31, 2020. The increase in other expense is attributed to interest expense, and a change in fair market value of the derivative liabilities

Six months ended March 31, 2021 Compared to Six months ended March 31, 2020

	March 31,	March 31,	Increase
	2021	2020	(Decrease)
	($)	($)	($)
Revenue	10,000	-	10,000
Operating Expenses
Cost of revenues	10,102	-	10,102
General and administrative	2,230,024	1,867,969	362,055
Research and development	754,202	906,167	(151,965)
Loss from Operations	2,984,328	(2,774,136)	(210,192)
Other income (expense)	38,928	382,498	(343,570)
Net loss	(2,945,400)	(2,391,638)	553,762

Revenue

The Company commenced commercial sales of its first product, AC5®Advanced Wound System during the six months ended March 31, 2021. Revenue for the six months ended March 31, 2021 was $10,000. We did not generate revenue during the six months ended March 31, 2020.

Cost of revenues

Cost of revenues during the six months ended March 31, 2021 was $10,102, an increase of $10,102 compared to $0 for the six months ended March 31, 2020. Cost of sales includes product costs, third party warehousing, overhead allocation and royalty expenses.

General and Administrative Expense

General and administrative expenses during the six months ended March 31, 2021 were $2,230,024, an increase of $362,055 compared to $1,867,969 for the six months ended March 31, 2020. The increase in general and administrative expense for the six months ended March 31, 2021 is primarily attributable to legal and consulting expense. General and administrative expenses are generally expected to increase during fiscal 2021 as a result of the establishment and execution of commercialization efforts, additional staffing as well as increased costs associated with the Company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the six months ended March 31, 2021 was $754,202, a decrease of $151,965 compared to $906,167 for the six months ended March 31, 2020. The decrease in research and development expense is primarily attributable to lower compensation costs partially offset by increased product costs part of which includes an approximate $180,000 reserve for inventory for obsolescence and samples, to be used for research and development. Research and development expenses are expected to increase during fiscal 2021 as a result of our plans for additional product development, clinical and regulatory programs.

Other Income (Expense)

Other income during the six months ended March 31, 2021 was $38,928, a decrease of $343,570 compared to total other income of $382,498 for the six months ended March 31, 2020. The decrease in other income is attributable a change in fair market value of the derivative liabilities and interest expense.

Liquidity and Capital Resources

We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System. We devote a significant amount of our efforts on fundraising as well as planning and conducting product research and development and activities in connection with obtaining regulatory marketing authorization. We have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations.

Working Capital

At March 31, 2021, we had total current assets of $6,842,412 (including cash of $5,560,816) and working capital of $4,995,265. Our working capital as of March 31, 2021 and September 30, 2020 are summarized as follows:

	March 31,	September 30,
	2021	2020
Total Current Assets	$6,842,412	$2,142,975
Total Current Liabilities	1,847,147	628,460
Working Capital	$4,995,265	$1,514,515

Total current assets as of March 31, 2021 were $6,842,412, an increase of $4,699,437 compared to $2,142,975 as of September 30, 2020. The increase in current assets is primarily attributable to net proceeds of approximately $6.2 million raised from the issuance of common stock and warrants in the 2021 Financing, and $1,050,000 received from the issuance of convertible notes. This was partially offset by general and administrative expenses and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of March 31, 2021 and September 30, 2020 were comprised primarily of cash, inventory and prepaid expenses and other current assets.

Total current liabilities as of March 31, 2021 were $1,847,147, an increase of $1,218,687 compared to $628,460 as of September 30, 2020. The increase is primarily due to the current portion of the derivative liability, and an increase in accounts payable. Our total current liabilities as of March 31, 2021 and September 30, 2020 were comprised of accounts payable, accrued expenses and other liabilities, current portion of derivative liabilities and the current portion of the PPP loan.

Cash Flow for the six months ended

	March 31,	March 31,
	2021	2020
Cash Used in Operating Activities	$(2,664,451)	$(2,556,107)
Cash Used in Investing Activities	(3,275)	(2,455)
Cash Provided by Financing Activities	7,269,233	2,167,162
Net increase (decrease) in cash	$4,601,507	$(391,400)

Cash Used in Operating Activities

Cash used in operating activities increased $108,344 to $2,664,451 during the six months ended March 31, 2021 compared to $2,556,107 during the six months ended March 31, 2020. The increase in cash used in operating activities is primarily attributable to increased legal and consulting costs partially offset by decreased payroll and product and development costs.

Cash Used in Investing Activities

Cash used in investing activities increased $820 to $3,275 compared to $2,455 during the six months ended March 31, 2020. For the six months ended March 31, 2021 and 2020, cash used in investing activities is attributed to computer hardware purchases.

Cash Provided by Financing Activities

Cash provided by financing activities increased $5,102,071 to $7,269,233 during the six months ended March 31, 2021, compared to $2,167,162 during the six months ended March 31, 2020. For the six months ended March 31, 2021, the cash provided by financing activities resulted from net proceeds of $6,219,233 raised from issuance of common stock and warrants in the 2021 Financing and $1,050,000 from the issuance of Series 2 Convertible Notes. For the six months ended March 31, 2020, the cash provided by financing activities resulted from $2,167,162 from the issuance of common stock and warrants in the October 2019 Financing.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of May 5, 2021, we believe that our current cash on hand will meet our anticipated cash requirements through the first quarter of fiscal 2022. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we do not expect to generate sufficient revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System. That revenue will not be sufficient to fund our business operations and we will need to obtain additional funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2017 SPA and 2018 SPA restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the 2018 Financing collectively own less than 20% of the Series F Warrants and Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail, and our stockholders could lose all of their investments.

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

Going Concern

We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System. From inception, we have had recurring losses from operations. While the Company anticipates that it will have cash on hand through the first quarter of fiscal 2022, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2021, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

Recent Accounting Guidance

Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” was issued by the Financial Accounting Standards Board (FASB) in August 2018. The purpose of this amendment in this Update is to modify the disclosure requirements on fair value measurements in Topic 820. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 during our first quarter of fiscal year 2021, and the impact was considered immaterial on our consolidated financial statements.

ASU 2020-06, “Debt with Conversion and other Options (subtopic 470-02) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” was issued by the FASB in August 2020. The purpose of this amendment is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liability and equity. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures

Off-Balance Sheet Arrangements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2021, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Investment in our Common Stock involves a high degree of risk. You should carefully consider the risks that are summarized below and discussed in greater detail in the following pages before making an investment decision. If any of the following risks and uncertainties actually occur, our business, financial condition, and results of operations could be negatively impacted, and you could lose all or part of your investment.

Risk Factor Summary

•	There is substantial doubt about our ability to continue as a going concern, and we believe that our current cash on hand will meet our anticipated cash requirements through the first quarter of fiscal 2022.

•	We have incurred significant losses since inception, we expect to continue to incur losses for the foreseeable future, and we may not generate sufficient revenue to achieve or maintain profitability.

•	We will need to raise additional capital, which may not be available to us on acceptable terms, or at all.

•	Our business may be materially adversely affected by the coronavirus (COVID-19) pandemic. Should the pandemic or its aftereffects continue, our business operations could and will likely be delayed or interrupted.

•	Applications for regulatory marketing authorization for commercialization of our products or elements of our supply chain may not be accepted, or if accepted, may be voluntarily withdrawn or eventually rejected, and the future success of our business is significantly dependent on the success of our being able to obtain regulatory marketing authorization for our development stage candidates.

•	Our principal product candidates are inherently risky because they are based on novel technologies and thus create significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, pre-clinical in vitro and in vivo testing, government regulation and approval, third-party reimbursement and market acceptance.

•	Any changes in our supply chain, including to the third party contract manufacturers, service providers, or other vendors, or in the processes that they employ, could adversely affect us.

•	If the FDA or similar foreign agencies or intermediaries impose requirements or an alternative product classification more onerous than we anticipate, our business could be adversely affected.

•	We are subject to extensive and dynamic medical device regulations outside of the United States, which may impede or hinder the approval, marketing authorization or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved or authorized products.

•	Any clinical trials that are planned or are conducted on our product candidates may not start or may fail. Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures.

•	We cannot market and sell any product candidate in the United States or in any other country or region if we fail to obtain the necessary marketing authorization, clearances or certifications from applicable government agencies.

•	Any product for which we obtain required regulatory marketing authorization could be subject to post-approval regulation, and we may be subject to penalties if we fail to comply with such post-approval requirements.

•	Use of third parties to manufacture our product candidates may increase the risk that preclinical development, clinical development and potential commercialization of our product candidates could be delayed, prevented or impaired.

•	We face competition from companies that have greater resources than we do, and we may not be able to effectively compete against these companies.

•	If others claim we and/or the parties from who we license some of our intellectual property are infringing on their intellectual property rights, we may be subject to costly and time-consuming litigation.

•	There is not now, and there may not ever be, an active market for our Common Stock, which trades in the over-the-counter market in low volumes and at volatile prices.

•	The market price of our Common Stock is and is expected to continue to be in the near term, less than $5.00 per share and is therefore a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

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

In the event of a shelter-in-place order or other mandated local travel restrictions, our employees conducting research and development, or manufacturing activities may not be able to access their laboratory or manufacturing space, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

The spread of the coronavirus, which has had a broad negative global impact, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. This may also limit the ability of physicians to perform procedures in which our products could be used.

In addition, and as noted elsewhere, we believe that our current cash on hand will meet our anticipated cash requirements through the first quarter of fiscal 2022. Accordingly, while the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

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

We have only recently commenced commercial sales of our first product, AC5®Advanced Wound System and we have incurred substantial net losses as a result. As of May 5, 2021, we believe that our current cash will meet anticipated requirements through the first quarter of fiscal 2022 and we will need to raise additional capital before then.

During the first and third quarters of fiscal 2020 and the first and second quarters of fiscal 2021, we obtained additional cash to continue operations and fund our planned future operations, which include research and development of our product candidates, steps related to seeking regulatory marketing authorization for our initial product candidates, and planning for their commercialization in the U.S. and Europe. Even with the additional funds received from these financings, there exists substantial doubt about our ability to continue as a going concern.

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future, and we may achieve or maintain profitability.

As noted above under the risk factor entitled “There is substantial doubt about our ability to continue as a going concern,” we have only recently commenced commercial sales of our first product, AC5®Advanced Wound System and we have incurred substantial net losses as a result. Consequently, we have incurred losses in each year since our inception and we expect that losses will continue to be incurred in the foreseeable future in the operation of our business. To date, we have financed our operations entirely through equity and debt investments by founders, other investors and third parties, and we expect to continue to rely on these sources of funding, to the extent available in the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs incurred in connection with both the closing of the Merger and complying with public company reporting and control obligations, and personnel expenses. We have devoted much of our operational effort to date to the research and development of our core technology, including selecting our initial product composition, conducting safety and other related tests, conducting a human trial for safety and performance, developing methods for manufacturing scale-up, reproducibility and validation, and developing and protecting the intellectual property rights underlying our technology platform.

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

To become and remain profitable, we must succeed in developing and eventually commercializing product candidates with significant market potential. This will require us to be successful in a number of challenging activities, including successfully completing preclinical testing and clinical trials of product candidates, obtaining regulatory marketing authorization for our product candidates and manufacturing, marketing and selling any products for which we have or may obtain marketing authorization. We are only in the preliminary stages of many of those activities. We may never succeed in those activities and may never generate sufficient operating revenues to achieve profitability. Even if we do generate operating revenues sufficient to achieve profitability, we may not be able to sustain or increase profitability. Our failure to generate sufficient operating revenues to become and remain profitable would impair our ability to raise capital, expand our business or continue our operations, all of which would depress the price of our Common Stock. A further decline or lack of increase in the prices of our Common Stock could cause our stockholders to lose all or a part of their investment in the Company.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

Based on our current operating expenses and working capital requirements, as of May 5, 2021, we believe that our current cash on hand will meet our anticipated cash requirements through the first quarter of fiscal 2022. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to refile our 510(k) submission for AC5 Topical Gel and filed a 510(k) submission during the third calendar quarter of 2018, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

During the first and third quarters of fiscal 2020 and the first and second quarters of fiscal 2021, we obtained additional cash to continue operations and fund our planned future operations, including the continuation of our ongoing research and development efforts, the licensing or acquisition of new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations, inclusive of regulatory submissions, marketing authorization, and commercialization of our product candidates and products, and, therefore, we will require additional funding.

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

In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the Securities Purchase Agreements that we entered into on February 20, 2017 (the “2017 SPA”) and June 28, 2018 (the “2018 SPA”) in connection with the registered direct financings that closed on February 24, 2017 (the “2017 Financing”) and July 2, 2018 (the “2018 Financing”), respectively, and the Securities Purchase Agreement that we entered into in connection with the 2021 Private Placement Financing (the “2021 SPA”), in each case as described in greater detail in the risk factor entitled “The terms of the 2017 Financing, 2018 Financing and 2021 Private Placement Financing could impose additional challenges on our ability to raise funding in the future” below.

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

The terms of the 2017 Financing, 2018 Financing and 2021 Private Placement Financing could impose additional challenges on our ability to raise funding in the future.

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

As of May 5, 2021, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants and Series G Warrants. As defined in the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

The 2021 SPA contains certain restrictions on our ability to conduct subsequent sales of our equity securities. In particular, we are prohibited from entering into or effecting a Variable Rate Transaction (as defined in the 2021 SPA) until February 11, 2022; provided, however, the Company may enter into and effect an at-the-market offering facility with the Placement Agent.

Additionally, the 2021 SPA contains certain restrictions on our ability to change our capitalization. In particular, until 180 days after February 17, 2021, we may not undertake a reverse or forward stock split or reclassification of the Common Stock without the prior written consent of the investors in the 2021 Private Placement Financing, other than in connection with the uplisting of the Common Stock to the Nasdaq Stock Market or the New York Stock Exchange.

Our short operating history may hinder our ability to successfully meet our objectives.

We are transitioning from being strictly a development stage company subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. Our operations to date have been primarily limited to organizing and staffing, developing and securing our technology and undertaking funding preclinical studies of our lead product candidates, and funding one clinical trial. We have not demonstrated our ability to successfully complete large-scale, pivotal clinical trials, reliably obtain regulatory marketing authorizations, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, and we have only recently begun to generate revenue from commercial sales of our first product, AC5®Advanced Wound System, and there can be no assurance that we will be successful in generating increased revenue.

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

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining marketing authorization for our products, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded existing regulations. Certain regulators are exhibiting less flexibility by requiring, for example, the collection of local preclinical and/or clinical data prior to approval. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect the global regulatory environment to continue to evolve, which could impact our ability to obtain future approvals for our products and increase the cost and time to obtain such approvals. By way of example, the European Union regulatory bodies recently finalized a new Medical Device Regulation (“MDR”). The MDR changes several aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device Identification (“UDI”). We, and the Notified Bodies who will oversee compliance to the new MDR, face uncertainties in the upcoming years as the MDR is rolled out and enforced, creating risks in several areas, including the CE mark process, data transparency and application review timetables. The MDR was to be implemented on May 25, 2020, however, the implementation date has been postponed until May 26, 2021 due to the effects of Covid-19.

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

As of April 19, 2021, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Six patent portfolios assigned to Arch Biosurgery, Inc. include a total of 41 patents and pending applications in a total of nine jurisdictions, including twelve patents and pending applications in the US. These portfolios cover self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including eight issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476; US 10,314,886; US 10,682,386; and 10,869,907) that expire between 2026 and 2034 (absent patent term extension) as well as sixteen patents that have been either allowed, issued or granted in foreign jurisdictions.

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

The three portfolios non-exclusively licensed from MIT include a number of US and foreign applications, including three issued US patents (US 7,846,891; US 7,713,923; and US 8,901,084) that expire not before 2024 (absent patent term extension), as well as five patents that have been either allowed, issued or granted in foreign jurisdictions.

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

If we issue additional shares in the future, including issuances of shares upon exercise of the Series K Warrants, Placement Agent Warrants, Series J Warrants, Series I Warrants, 2019 Placement Agent Warrants, Series H Warrants, Series G Warrants, Series F Warrants, Series E Warrants and our Series 1 and Series 2 Convertible Notes, our existing stockholders will be diluted.

As of July 1, 2020, our articles of incorporation authorize the issuance of up to 800,000,000 shares of Common Stock.

In connection with the 2021 Private Placement Financing, we issued to the investors in the 2021 Private Placement Financing an aggregate of 43,125,004 shares of Common Stock and Series K Warrants to acquire up to an additional 32,343,754 shares of Common Stock at an exercise price of $0.17 per share. In addition, we also issued designees of the Placement Agent Placement Agent Warrants to acquire up to 3,234,375 shares of Common Stock at an exercise price of $0.20 per share. As of May 5, 2021, up to 32,343,754 shares may be acquired upon the exercise of the Series K Warrants and up to 3,234,375 shares may be acquired upon the exercise of the Placement Agent Warrants.

In June 2020, we issued certain of holders of our Series D Warrants Series J Warrants to acquire up to 3,886,364 shares of our Common Stock at an initial exercise price of $0.25 per share as consideration for those holders exercising their Series D Warrants in full to acquire 5,181,819 shares of our Common Stock at $0.18 per share. As of May 5, 2021, up to 3,886,364 shares may be acquired upon the exercise of the Series J Warrants.

In connection with the October 2019 Financing that closed on October 18, 2019, we issued an aggregate of 14,285,714 shares of our Common Stock, which equaled approximately 8% of the 173,577,233 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the October 2019 Financing. Upon the closing of the October 2019 Financing, we also issued Series I Warrants to acquire up to an additional 14,285,714 shares of our Common Stock at an initial exercise price of $0.22 per share and additional warrants to acquire up to an additional 1,071,429 shares of our Common Stock at an initial exercise price of $0.21875 per share to designees of the Placement Agent (the “2019 Placement Agent Warrants”). As of May 5, 2021, up to 14,285,714 shares may be acquired upon the exercise of the Series I Warrants and up to 1,071,429 shares may be acquired upon the exercise of the 2019 Placement Agent Warrants.

In connection with the financing that closed on May 14, 2019 (the “2019 Financing”), we issued an aggregate of 8,615,384 shares of our Common Stock, which equaled approximately 5% of the 164,961,849 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2019 Financing. Upon the closing of the 2019 Financing, we also issued Series H Warrants to acquire up to an additional 8,615,384 shares of our Common Stock at an initial exercise price of $0.40 per share. As of May 5, 2021, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of May 5, 2021, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of May 5, 2021, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of May 5, 2021, up to 4,214,582 shares may be acquired upon the exercise of the Series E Warrants.

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

Additionally, as of May 5, 2021, 5,118,356 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 20,329,998 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.13 to $0.72 per share and with a weighted average exercise price of $0.34 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series K Warrants, Placement Agent Warrants, Series J Warrants, Series I Warrants, 2019 Placement Agent Warrants, Series H Warrants granted in connection with the 2019 Financing, the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing and the shares of Common Stock potentially issuable under the Convertible Notes, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock which are related to the Massachusetts Life Sciences Center (“MSLC”) note. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

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

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of May 5, 2021, we believe that our current cash on hand will meet our anticipated cash requirements through the first quarter of fiscal 2022. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of May 5, 2021, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 9% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. All statements made in this report on Form 10-Q other than statements of historical fact are statements that could be deemed forward-looking statements, including without limitation statements about our business plan, our plan of operations and our need to obtain future financing. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation, risks related to:

•	Our ability to continue as a going concern;

•	Our ability to obtain financing necessary to operate our business;

•	Our limited operating history;

•	The results of our research and development activities, including uncertainties relating to the preclinical and clinical testing of our product candidates;

•	The early stage of our primary product candidate presently under development;

•	Our ability to develop, obtain required approvals for and commercialize our product candidates;

•	Our ability to recruit and retain qualified personnel;

•	Our ability to develop and maintain an effective sales force to market our approved product candidates;

•	Our ability to manage any future growth we may experience;

•	Our ability to obtain and maintain protection of our intellectual property;

•	Our dependence on third party manufacturers, suppliers, research organizations, academic institutions, testing laboratories and other potential collaborators;

•	The size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;

•	Our ability to successfully complete potential acquisitions and collaborative arrangements;

•	Competition in our industry;

•	General economic and business conditions; and

•	Other factors discussed under the section entitled “RISK FACTORS”.

New risks emerge in our rapidly-changing industry from time to time. As a result, it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business. If any such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not intend to update any of these forward-looking statements.

Item 2.-Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 6. Exhibits

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-Q	3.1	000-54986	07/23/2020

3.2	Amended and Restated Bylaws, as adopted on May 20, 2020		8-K	3.1	000-54986	05/27/2020

10.1	Form of Securities Purchase Agreement		8-K	10.1	000-54986	02/12/2021

10.2	Form of Series K Warrant		8-K	10.2	000-54986	02/12/2021

10.3	Engagement Agreement		8-K	10.3	000-54986	02/12/2021

10.4	Form of Placement Agent Warrant		8-K	10.4	000-54986	02/12/2021

10.5	Form of Registration Rights Agreement		8-K	10.5	000-54986	02/12/2021

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

# Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: May 6, 2021	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ RICHARD E. DAVIS
Richard E. Davis
Chief Financial Officer
(Principal Financial and Accounting Officer)