Form 10-Q
period 2021-06-30
Arch Therapeutics, Inc.
filed 2021-08-13
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ⌧	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of August 12, 2021, 236,719,770 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three Months ended June 30, 2021

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Balance Sheets

As of June 30, 2021 (Unaudited) and September 30, 2020

	June 30,	September 30,
ASSETS	2021	2020
Current assets:
Cash	$3,779,190	$959,309
Inventory	828,220	967,993
Prepaid expenses and other current assets	378,808	215,673
Total current assets	4,986,218	2,142,975

Long-term assets:
Property and equipment, net	6,039	4,552
Other assets	3,500	3,500
Total long-term assets	9,539	8,052

Total assets	$4,995,757	$2,151,027

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$277,197	$342,050
Accrued expenses and other liabilities	168,644	248,968
Current portion of derivative liability	1,000,000	—
Current portion of PPP Loan	—	37,442
Total current liabilities	1,445,841	628,460

Long-term liabilities:
Long-term portion of PPP loan	—	138,858
Series 1 convertible notes	550,000	550,000
Series 2 convertible notes	1,050,000	—
Accrued interest	126,808	17,781
Derivative liability	1,207,475	2,316,419
Total long-term liabilities	2,934,283	3,023,058

Total liabilities	4,380,124	3,651,518

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 800,000,000 shares authorized as of June 30, 2021 and September 30, 2020, 236,719,770 and 193,044,766 shares issued and outstanding as of June 30, 2021 and September 30, 2020	236,720	193,045
Additional paid-in capital	48,410,655	41,862,901
Accumulated deficit	(48,031,742)	(43,556,437)
Total stockholders’ equity (deficit)	615,633	(1,500,491)

Total liabilities and stockholders’ equity (deficit)	$4,995,757	$2,151,027

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended June 30, 2021 and 2020

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$10,000	$—

Operating expenses:
Cost of revenues	—	—	10,102	—
Selling, general and administrative expenses	1,370,395	854,626	3,600,419	2,722,596
Research and development expenses	297,553	382,847	1,051,755	1,289,013
Total costs and expenses	1,667,948	1,237,473	4,662,276	4,011,609

Loss from operations	(1,667,948)	(1,237,473)	(4,652,276)	(4,011,609)

Other income (expense):
Interest expense	(40,186)	(4,227)	(110,202)	(4,227)
Gain on forgiveness of loan	178,229	—	178,229	—
Decrease to fair value of derivative	—	337,333	108,944	719,831
Total other income	138,043	333,106	176,971	715,604

Net loss	$(1,529,905)	$(904,367)	$(4,475,305)	$(3,296,005)

Loss per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$—	$(0.02)	$(0.02)
Weighted common shares - basic and diluted	236,719,770	188,340,505	214,289,567	186,438,587

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit) (Unaudited)

For the Three and Nine Months Ended June 30, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at March 31, 2020	186,897,947	$186,898	$40,534,282	$(41,256,698)	$(535,518)

Net loss	—	—	—	(904,367)	(904,367)

Shares issued for the exercise of warrants	5,181,819	5,182	927,546	—	932,728

Stock-based compensation expense	—	—	183,976	—	183,976

Balance at June 30, 2020	192,079,766	$192,080	$41,645,804	$(42,161,065)	$(323,181)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at March 31, 2021	236,719,770	$236,720	$48,316,799	$(46,501,837)	$2,051,682

Net loss	—	—	—	(1,529,905)	(1,529,905)

Stock-based compensation expense	—	—	93,856	—	93,856

Balance at June 30, 2021	236,719,770	$236,720	$48,410,655	$(48,031,742)	$615,633

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at September 30, 2019	172,612,233	$172,612	$37,885,151	$(38,865,060)	$(807,297)

Net loss	—	—	—	(3,296,005)	(3,296,005)

Shares issued for the exercise of warrants	5,181,819	5,182	927,546	—	932,728

Issuance of common stock and warrants, net of financing costs	14,285,714	14,286	2,152,876	—	2,167,162

Stock-based compensation expense	—	—	680,231	—	680,231

Balance at June 30, 2020	192,079,766	$192,080	$41,645,804	$(42,161,065)	$(323,181)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at September 30, 2020	193,044,766	$193,045	$41,862,901	$(43,556,437)	(1,500,491)

Net loss	—	—	—	(4,475,305)	(4,475,305)

Issuance of common stock and warrants, net of financing costs	43,125,004	43,125	6,176,108	—	6,219,233

Issuance of restricted stock	550,000	550	(550)	—	—

Stock-based compensation expense	—	—	372,196	—	372,196

Balance at June 30, 2021	236,719,770	$236,720	$48,410,655	$(48,031,742)	$615,633

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc.and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended June 30, 2021 and 2020

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,475,305)	$(3,296,005)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,788	5,466
Stock-based compensation	372,196	680,231
Decrease to fair value of derivative	(108,944)	(719,831)
Inventory obsolescence charge	181,988	95,637
Gain on forgiveness of loan	(178,229)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(42,215)	(726,586)
Prepaid expenses and other current assets	(163,135)	196,399
Increase (decrease) in:
Accounts payable	(64,853)	(231,254)
Accrued interest	110,956	—
Accrued expenses and other liabilities	(80,324)	4,755
Net cash used in operating activities	(4,446,077)	(3,991,188)

Cash flows from investing activities:
Purchases of property and equipment	(3,275)	(2,455)
Net cash used in investing activities	(3,275)	(2,455)

Cash flows from financing activities:
Proceeds received from convertible notes	1,050,000	550,000
Proceeds received from PPP loan	—	176,300
Proceeds from issued common stock and warrants, net of financing costs	6,219,233	2,167,162
Proceeds from exercise of warrants	—	932,728
Net cash provided by financing activities	7,269,233	3,826,190

Net increase (decrease) in cash	2,819,881	(167,453)

Cash, beginning of year	959,309	2,180,329

Cash, end of period	$3,779,190	$2,012,876

Non-cash financing activities:
Issuance of restricted stock for services	$103,750	$—
Series J Warrants cost	$—	$219,737

The accompanying notes are an integral part of these consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

The Company only recently commenced commercial sales of our first product, AC5® Advanced Wound System, and have devoted substantially all of our operational effort to the research, development and regulatory programs necessary to turn our core technology into commercial products. To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants.

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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For a complete summary of the Company’s significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2020. There have been no material changes to our significant accounting policies during the nine months ended June 30, 2021.

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

Recently Issued and Adopted Accounting Guidance

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and September 30, 2020.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the nine months ended June 30, 2021 and 2020 there has not been any impairment of long-lived assets.

Leases

The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our lease does not provide an implicit interest rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of June 30, 2021 and September 30, 2020, our ROU asset is included in prepaid expenses and other current assets and the lease obligations is included in accrued expenses and other current liabilities on our consolidated balance sheets. As of June 30, 2021 and September 30, 2020, ROU asset of approximately $10,000 and $39,000, respectively, represents our right to use an underlying asset for the lease term and the lease liabilities of approximately $10,000 and $39,000, respectively, represents our obligation to make lease payments arising from the lease.

Income Taxes

In accordance with FASB ASC 740, Income Taxes, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences or events that have been included in our consolidated financial statements and/or tax returns. Deferred tax assets and liabilities are based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions when management determines that it is more likely than not that a loss will be incurred related to these matters and the amount of the loss is reasonably determinable.

Revenue

In accordance with FASB ASC 606, Revenue Recognition, the Company recognizes revenue through a five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied.

The Company’s source of revenue is product sales. Contracts with customers contain a single performance obligation and the Company recognizes revenue from product sales when the Company has satisfied our performance obligation by transferring control of the product to the customers. Control of the product transfers to the customer upon shipment from the Company’s third-party warehouse.

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

At June 30, 2021 and September 30, 2020, the carrying amounts of cash, accounts payables and accrued expenses and other liabilities approximate fair value because of their short-term nature. The carrying amounts for the PPP Loan, if applicable, and the Convertible Notes approximate fair value because borrowing rates and term are similar to comparable market participants.

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

Subsequent Events

The Company evaluated all events or transactions through August 12, 2021 the date which these unaudited interim consolidated financial statements were issued. There were no material subsequent events.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, only recently commenced generating limited operating revenues, and has limited working capital. The continuation of the Company’s business as a going concern is dependent upon raising additional capital, the ability to successfully market and sell its product and eventually attaining and maintaining profitable operations. In particular, as of June 30, 2021, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its current and potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Finally, some of our product candidates or the materials contained therein (such as the Active Pharmaceutical Ingredients (“APIs”) for our AC5® product line), are manufactured from facilities in areas impacted by the outbreak of the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively.

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

3.PROPERTY AND EQUIPMENT

At June 30, 2021 and September 30, 2020, property and equipment consisted of:

	Estimated
	Useful	June 30,	September 30,
	Life	2021	2020
Computer equipment	3 years	$14,416	$11,141

Furniture and fixtures	5 years	9,357	9,357

Leasehold improvements	Life of Lease	8,983	8,983

Lab equipment	5 years	1,000	1,000

		33,756	30,481

Less – accumulated depreciation		27,717	25,929

Property and equipment, net		$6,039	$4,552

For the three months ended June 30, 2021 and 2020 depreciation expense recorded was $799 and $1,765, respectively. For the nine months ended June 30, 2021 and 2020 depreciation expense was $1,788 and $5,466, respectively.

4.INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
	2021	2020
Finished Goods	$249,696	$—
Goods-in-process	578,524	967,993
Total	$828,220	$967,993

The Company capitalizes inventory that has been produced for commercial sale and has been determined to have a probable future economic benefit. The determination of whether or not the inventory has a future economic benefit requires estimates by management. To the extent that inventory is expected to expire prior to being sold or used for research and development or used for samples, the Company will write down the value of inventory. The decrease in inventory as of June 30, 2021 of $139,773 to $828,220 from $967,993 as of September 30, 2020 is primarily attributed to an inventory obsolescence charge for shelf-life and product to be used for research and development and samples partially offset by an increase in costs to complete the manufacturing process.

5.STOCK-BASED COMPENSATION

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

As of June 30, 2021, a total of 19,899,212 options had been issued to employees and directors and 9,492,500 options had been issued to consultants. The exercise price of each option is equal to the closing price of a share of our common stock on the date of grant.

Share-based awards

During the nine months ended June 30, 2021, the Company granted 720,000 options to employees and directors and 1,775,000 options to consultants to purchase shares of common stock under the 2013 Plan.

Share-based compensation expense for awards granted during the nine months ended June 30, 2021 was based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share-based compensation for the nine months ended June 30, 2021; expected volatility, risk-free interest rate, expected dividend yield, 0%, expected term, 5.6 years.

Common Stock Options

Stock compensation activity under the 2013 Plan for the nine months ended June 30, 2021 follows:

			Weighted
		Weighted	Average
	Option	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (years)	Value
Outstanding at September 30, 2020	18,248,346	$0.36	2.59	$79,330
Awarded	2,495,000	0.15	—	—
Forfeited/Cancelled	(213,348)	0.44	—	—
Outstanding at June 30, 2021	20,529,998	0.34	2.15	247,403
Vested at June 30, 2021	17,608,293	0.36	2.38	97,368
Vested and expected to vest at June 30, 2021	20,529,998	$0.34	2.15	$247,403

As of June 30, 2021, 4,918,356 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2021 and 2020 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $94,000 and $145,000, respectively. Of this amount during the three months ended June 30, 2021 and 2020, $35,000 and $56,000, respectively, were recorded as research and development expenses, and $59,000 and $89,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the nine months ended June 30, 2021 and 2020 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $269,000 and $561,000, respectively. Of this amount during the nine months ended June 30, 2021 and 2020, $89,000 and $243,000, respectively, were recorded as research and development expenses, and $180,000 and $318,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the nine months ended June 30, 2021 and 2020, no stock options awarded were exercised.

As of June 30, 2021, there is approximately $218,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.23 years.

Restricted Stock

On October 14, 2020, the Company awarded 50,000 shares of Restricted Stock to a consultant. The shares subject to this grant were awarded under the 2013 Plan and vested 90 days from the date of the award. On January 27, 2021, the Company awarded 500,000 shares of Restricted Stock to a consultant. The shares subject to this grant were awarded under the 2013 Plan and vested immediately.

On July 19, 2018, the Company awarded 745,000 shares of Restricted Stock to members of the Board of Directors and management and 220,000 shares of Restricted Stock to a consultant. The shares subject to this grant were awarded under the 2013 Plan and vested on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. As of September 30, 2020, all restricted shares have vested.

Restricted stock activity in shares under the 2013 Plan for the nine months ended June 30, 2021 and 2020 follows:

	2020	2019
Non Vested at September 30, 2020 and 2019	—	965,000
Awarded	550,000	—
Vested	(550,000)	—
Forfeited	—	—
Non Vested at June 30, 2021 and 2020	—	965,000

The weighted average restricted stock award date fair value information for the nine months ended June 30, 2021 and 2020 follows:

	2020	2019
Non Vested at September 30, 2020 and 2019	$—	$0.57
Awarded	0.19	—
Vested	(0.19)	—
Forfeited	—	—
Non Vested at June 30, 2021 and 2020	$—	$0.57

For the three months ended June 30, 2021 and 2020 compensation expense recorded for the restricted stock awards was approximately $0 and $39,000, respectively. For the nine months ended June 30, 2021 and 2020 compensation expense recorded for the restricted stock awards was approximately $104,000 and $119,000, respectively.

6.Issuance and Treatment of the Series D, Series and Series J Warrants

Beginning June 22, 2015 and through June 30, 2015, the Company entered into a series of substantially similar subscription agreements (each a “Subscription Agreement”) with 20 accredited investors (collectively, the “2015 Investors”) providing for the issuance and sale by the Company to the 2015 Investors, in a private placement, of an aggregate of 14,390,754 Units (“Unit”) at a purchase price of $0.22 per Unit (the “2015 Private Placement Financing”). Each Unit consisted of a share of Common Stock (the “2015 Shares”) and a Series D Warrant to purchase a share of Common Stock at an exercise price of $0.25 per share at any time prior to the fifth anniversary of the issuance date of the Series D Warrant (the “Series D Warrants” and the shares issuable upon exercise of the Series D Warrants, collectively, the "2015 Warrant Shares”). The Company did not engage any underwriter or placement agent in connection with the 2015 Private Placement Financing, and the aggregate gross proceeds raised by the Company in the 2015 Private Placement Financing totaled approximately $3,200,000.

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

During the year ended September 30, 2020, Series D Warrants had been exercised on a cash basis for an aggregate issuance of 5,181,819 shares of the Company’s common stock resulting in gross proceeds to the Company of $932,728. As of September 30, 2020, 3,792,570 Series D Warrants expired. During the three and nine months ended June 30, 2021 and 2020, no Series E and Series J Warrants have been exercised. As of June 30, 2021, 4,214,582 Series E Warrants expired.

Equity Value of Warrants

The Company accounted for the Series D, Series E and Series J Warrants in accordance with ASC 815-40, Derivatives and Hedging. Because the Series D, Series E and Series J Warrants are indexed to the Company’s stock, they are classified within stockholders’ equity (deficit) in the accompanying consolidated financial statements.

7.REGISTERED DIRECT OFFERINGS

On September 30, 2016, the Company filed a registration statement with the SEC utilizing a “shelf” registration process, which was subsequently declared effective by the SEC on October 20, 2016 (such registration statement, the “Shelf Registration Statement”). Under the Shelf Registration Statement, the Company may offer and sell any combination of its Common Stock, warrants, debt securities, subscription rights, and/or units comprised of the foregoing to raise up to $50,000,000 in gross proceeds

On February 20, 2017, the Company entered into Securities Purchase Agreement (the “2017 SPA”) with 6 accredited investors (collectively, the “2017 Investors”) providing for the issuance and sale by the Company to the 2017 Investors of an aggregate of 10,166,664 units at a purchase price of $0.60 per Unit in a registered offering (the “2017 Financing”). The securities comprising the units sold in the 2017 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, a Series F Warrant equal to 55% of the shares of Common Stock at an exercise price of $0.75 per share at any time prior to the fifth anniversary of the issuance date of the Series F Warrant subject to certain restrictions on exercise (the “2017 Warrants” and the shares issuable upon exercise of the 2017 Warrants, collectively, the “2017 Warrant Shares”).

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

On May 12, 2019, the Company entered into a Securities Purchase Agreement (“2019 SPA”) with 5 accredited investors (“2019 Investors”) providing for the issuance and sale by the Company to the 2019 Investors of an aggregate of 8,615,384 units at a purchase price of $0.325 per Unit in a registered offering (“2019 Financing"). The securities comprising the units sold in the 2019 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and a Series H Warrant to purchase one share of Common Stock at an exercise price of $0.40 per share at any time prior to the fifth anniversary of the issuance date of the Series H Warrant subject to certain restrictions on exercise (“the 2019 Warrant Shares”) and the shares issuable upon exercise of the 2019 Warrants, (“2019 Warrant Shares”).

During the nine months ended June 30, 2021 and 2020, no Series F, Series G and Series H Warrants had been exercised. As of June 30, 2021, up to 5,591,664, 6,802,500 and 8,615,384 shares may be acquired upon the exercise of the Series F, Series G and Series H Warrants, respectively.

8.DERIVATIVE LIABILITIES

The Company accounted for the Series F Warrants relating to the 2017 Financing, the Series G Warrants relating to the 2018 Financing and the Series H Warrants relating to the 2019 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series F, Series G and Series H Warrants for an amount of cash equal to $0.18, $0.11 and $0.0533, respectively for each share of Common Stock (“Minimum”) and the underlying Series F, Series G and Series H Warrants are not classified within stockholders’ equity (deficit), they are recorded as liabilities at the greater of the minimum or fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the respective closing dates, the Series F, Series G and Series H derivative liabilities were recorded at an aggregate fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds, the remaining proceeds were allocated to Common Stock and additional-paid-in-capital. During the three months ended June 30, 2021 and 2020, $0 and $337,333 was recorded to decrease the fair value of derivative liability, respectively. During the nine months ended June 30, 2021 and 2020, $108,944 and $719,831 was recorded to decrease the fair value of derivative liability, respectively.

Fair Value Measurements Using Significant Unobservable Inputs - June 30, 2021
(Level 3)	Series F	Series G	Series H
Beginning balance at September 30, 2020	$1,000,000	$748,275	$568,144

Issuances	—	—	—

Adjustments to estimated fair value	—	—	(108,944)

Ending balance at June 30, 2021	$1,000,000	$748,275	$459,200

Fair Value Measurements Using Significant Unobservable Inputs - September 30, 2020
(Level 3)	Series F	Series G	Series H
Beginning balance at September 30, 2019	$1,000,000	$748,275	$1,247,415

Issuances	—	—	—

Adjustments to estimated fair value	—	—	(679,271)

Ending balance at September 30, 2020	$1,000,000	$748,275	$568,144

The derivative liabilities were valued as of June 30, 2021 using the Black Scholes Model with the following assumptions:

	Series F	Series G	Series H
Closing price per share of common stock	$0.095	$0.095	$0.095
Exercise price per share	$0.75	$0.70	$0.40
Expected volatility	75.98%	82.22%	77.58%
Risk-free interest rate	0.06%	0.25%	0.46%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	0.59	1.96	2.84

The derivative liabilities were valued as of September 30, 2020 using the Black Scholes Model with the following assumptions:

	Series F	Series G	Series H
Closing price per share of common stock	$0.17	$0.17	$0.17
Exercise price per share	$0.75	$0.70	$0.40
Expected volatility	84.17%	83.31%	82.24%
Risk-free interest rate	0.13%	0.15%	0.22%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	1.35	2.71	3.60

9.OCTOBER 2019 REGISTERED DIRECT OFFERING

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

During the nine months ended June 30, 2021 and 2020, no Series I Warrants or Placement Agent Warrants had been exercised. As of June 30, 2021, up to 14,285,714 and 1,071,429 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

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

10. 2021 REGISTERED DIRECT OFFERING

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

During the nine months ended June 30, 2021, no Series K Warrants or Placement Agent 2 Warrants had been exercised. As of June 30, 2021, up to 32,343,754 and 3,234,375 shares may be acquired upon the exercise of the Series K Warrants and Placement Agent Warrants, respectively.

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

11.CONVERTIBLE NOTES

On June 4, 2020 and November 6, 2020, the Company issued unsecured 10% Series 1 Convertible Notes (“Series 1”) and Series 2 Convertible Notes (“Series 2”) in the aggregate principal amount of $550,000 and $1,050,000, respectively.The maturity dates of the Series 1 and Series 2 convertible notes are June 30, 2023 and November 30, 2023, respectively. Both the Series 1 and Series 2 Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Series 1 and Series 2 Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms of the Convertible Notes) into shares of the Company’s common stock, par value $0.001 per share (Common Stock), at a per share price of $0.27 and $0.25(the “Conversion Price”) for the Series 1 and Series 2 Convertible Notes, respectively; (iv) the ability of a holder of a Convertible Note (a “Holder”) to convert the Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert the Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

During the three months ended June 30, 2021 and 2020, the Company recorded interest expense on the convertible notes of approximately $40,000 and $4,000, respectively.

During the nine months ended June 30, 2021 and 2020, the Company recorded interest expense of approximately $110,000 and $4,000, respectively.

12.PAYROLL PROTECTION PROGRAM LOAN

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

The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred until the SBA makes a decision on our loan forgiveness application. Unless the PPP Loan is forgiven, the Company will be required to make monthly payments of principal and interest of approximately $20,000 to the Lender.

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

Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained. During November 2020, the Company applied for forgiveness of the PPP Loan. On May 28, 2021, the Company received notice that the SBA completed review and all principal and interest has been forgiven. For the three and nine months ended June 30, 2021, approximately $178,000 was recorded to Gain on forgiveness of loan in Other income.

13.RISKS AND UNCERTAINTIES – COVID-19

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

This report contains forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. Such forward-looking statements contained in this report on Form 10-Q are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; anti-dilution protection afforded investors in prior financing transactions that may restrict or prohibit Arch’s ability to raise capital on terms favorable to the Company and its current stockholders; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve the desired marketing authorizations in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified under the caption “Risk Factors” described in our Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the SEC on December 11, 2020. Copies of Arch’s filings with the SEC may be obtained from the SEC internet site at http://www.sec.gov . We undertake no duty to update any of these forward-looking statements after the date of filing of this report on Form 10-Q to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Products based on the AC5 platform contain a biocompatible peptide that is synthesized from proteogenic, naturally occurring L-amino acids. Unlike products that contain traditional peptide sequences, when applied to a wound, AC5-based products intercalate into the interstices of the connective tissue and self-assemble into a protective physical-mechanical nanoscale structure that can provide a barrier to leaking substances, such as blood, while also acting as a biodegradable scaffold that enables healing. Self-assembly is a central component of the mechanism of action of our technology. Individual AC5 peptide units readily build themselves, or self-assemble, into an ordered network of nanofibrils when in aqueous solution by the following process:

●	Peptide strands line up with neighboring peptide strands, interacting via hydrogen bonds (non-covalent bonds) to form a ribbon-like structure called a beta sheet
●	This process continues such that hundreds of strands organize with charged and polar side chains oriented on one face and non-polar side chains oriented on the opposite face of the beta sheets.
●	Interactions of the resulting structure with water molecules and ions results in formation nanofibrils, which extend in length and can join together to form larger nanofibers.
●	This network of AC5 peptide nanofibers forms the physical-mechanical barrier that is responsible for sealant, hemostatic and other properties, regardless of the presence of antithrombotic agents, and which subsequently becomes the scaffold that supports the repair and regeneration of damaged tissue.

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

Our long-term business plan includes the following goals:

●	conducting biocompatibility, pre-clinical, and clinical studies on our products and product candidates;
●	obtaining additional marketing authorization for products in the United States, Europe, and other jurisdictions as we may determine;
●	continuing to develop third party relationships to manufacture, distribute, market and otherwise commercialize our products;
●	continuing to develop academic, scientific and institutional relationships to collaborate on product research and development;
●	expanding and maintaining protection of our intellectual property portfolio; and
●	developing additional product candidates in Dermal Sciences, Biosurgery, and other areas.

In furtherance of our long-term business goals, we expect to continue to focus on the following activities during the next twelve months:

●	seek additional funding as required to support the milestones described previously and our operations generally;
●	work with our manufacturing partners to scale up production of product compliant with current good manufacturing practices (“cGMP”), which activities will be ongoing and tied to our development and commercialization needs;
●	further clinical development of our product platform;
●	assess our technology platform in order to identify and select product candidates for potential advancement into development;
●	seek regulatory input to guide activities related to expanded and new product marketing authorizations;
●	continue to expand and enhance our financial and operational reporting and controls;
●	pursue commercial partnerships; and
●	expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, which activities will be ongoing as we seek to expand our product candidate portfolio.

In addition to capital required for operating expenses, depending upon additional input from EU and US regulatory authorities, as well as the potential for additional regulatory filings and approvals during the next 2 years, additional capital will be required.

We believe that the Company has cash on hand to meet its anticipated cash requirements through the first quarter of fiscal 2022. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. In addition to the foregoing, our estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” described in our Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the SEC on December 11, 2020.

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

We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System. We devote a significant amount of our efforts on fundraising as well as planning and conducting product research and development and activities in connection with obtaining regulatory marketing authorization. For the three months ended June 30, 2021, we had a net loss of $1,529,905 versus a net loss of $904,367 in the comparable period in the prior year. The net loss for the three months ended June 30, 2021 can be attributable to general and administrative costs and research and development expenses, including regulatory marketing authorization partially offset by a gain on forgiveness of loan of $178,229. The loss for the three months ended June 30, 2020 can be attributable to general and administrative costs, and research and development expenses, including regulatory approval and product research partially offset by an adjustment of derivative liabilities of $337,333. For the nine months ended June 30, 2021, we had a net loss of $4,475,305 versus a net loss of $3,296,005 in the comparable period in the prior year. The net loss for the nine months ended June 30, 2021 can be attributable to general and administrative costs and research and development expenses, including regulatory marketing authorization. These costs were partially offset by an adjustment of derivative liabilities of $108,944 and forgiveness of loan of $178,229. The loss for the nine months ended June 30, 2020 can be attributable to general and administrative costs, and research and development expenses, including regulatory approval and product research partially offset by an adjustment of derivative liabilities of $719,831.

Cash used in operating activities increased $454,889 during the nine months ended June 30, 2021 to $4,446,077 compared to $3,991,188, for the nine months ended June 30, 2020. Cash at June 30, 2021 increased by $2,819,881 to $3,779,190 compared to $959,309 as of September 30, 2020.

Recent Developments

On November 6, 2020, the Company issued unsecured 10% Series 2 Convertible Notes (“Series 2 Notes”) in the aggregate principal amount of $1,050,000. The Series 2 Notes are convertible into the Company’s common stock at a per share price of $0.25. In lieu of repaying the Note Obligations outstanding on the Maturity Date, the conversion of the outstanding Note Obligations into common stock will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum.

On November 6, 2020, as consideration for an investment in the Convertible Notes, the Company entered into an Amendment to the Series J Warrant to Purchase Common Stock, with a holder of a Series J Warrant exercisable for up to 3,375,000 shares of Common Stock, to extend the term of the Series J Warrant from one (1) year to thirty (30) months.

During November 2020, the Company applied for forgiveness of the PPP loan. The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred until the SBA makes a decision on our loan forgiveness application. Unless the PPP Loan is forgiven, the Company will be required to make monthly payments of principal and interest of approximately $20,000 to the Lender. On May 28, 2021, the Company received notice that the SBA completed review and all principal and interest has been forgiven.

On December 31, 2020, the Company announced that the Company and Richard Davis, the Company’s current Chief Financial Officer, entered into a transition agreement, under which Mr. Davis agreed to continue in his current role as the Company’s Chief Financial Officer until the earlier of (i) when a successor is named and ready to perform the daily duties of Chief Financial Officer, and (ii) June 30, 2021 (such date, the “Transition End Date”), upon which date Mr. Davis will retire as Chief Financial Officer. Pursuant to the Agreement, for a period of six months following the Transition End Date, Mr. Davis will continue to work as an employee of the Company in a non-executive role to provide support and ensure a smooth and successful transition. On May 3, 2021, the Company appointed Michael S. Abrams as an employee and then, effective May 10, 2021, as its Chief Financial Officer and Treasurer.

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

During the second quarter of fiscal 2021, the Company completed the first sale of its first product, AC5®Advanced Wound System, to an early adopter who had devoted considerable time and resources to collecting and compiling clinical outcomes data for the purpose of publication. The sale price was discounted to $2,000 per unit in consideration of certain related services rendered to the Company through the date of sale. Our expectation that comparable sales would continue and increase in subsequent quarters proved incorrect, we believe, due to two factors. First, it took significantly longer than planned to secure and train a highly qualified internal and external sales team. Second, as the pandemic in the US began to wane, access to hospitals, clinics, and medical centers proved more challenging than anticipated. While uncertainty remains as to when or if Arch will achieve significant revenue, we remain excited about the size of the overall market opportunity as well as the early clinical results of our AC5®Advanced Wound System. To that end, Arch has invested further into its overall commercialization strategy, including the hiring of a national vice president of sales and two regional sales directors. Other key commercialization initiatives include i) the launch of a national pilot program to establish reimbursement and otherwise support our ongoing efforts to secure a permanent CPT code, and ii) ongoing efforts to secure inclusion on a government supply schedule to drive activity in the VA hospital system.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this report on Form 10-Q. The period-to-period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three months ended June 30, 2021 Compared to Three months ended June 30, 2020

	June 30,	June 30,	Increase
	2021	2020	(Decrease)
	($)	($)	($)
Revenue	—	—	—
Operating Expenses:
Selling, general and administrative	1,370,395	854,626	515,769
Research and development	297,553	382,847	(85,294)
Loss from operations	(1,667,948)	(1,237,473)	430,475
Other income	138,043	333,106	(195,063)
Net loss	(1,529,905)	(904,367)	625,538

Revenue

We did not generate revenue during the three months ended June 30, 2021 and 2020.

Selling, General and Administrative Expense

Selling, general and administrative expenses during the three months ended June 30, 2021 were $1,370,395, an increase of $515,769 compared to $854,626 for the three months ended June 30, 2020. The increase in selling. general and administrative expense for the three months ended June 30, 2021 is primarily attributable to corporate legal, and consulting expense. Selling, general and administrative expenses are generally expected to increase during fiscal 2021 as a result of the establishment and execution of commercialization efforts, additional staffing, as well as increased costs associated with the Company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended June 30, 2021 was $297,553, a decrease of $85,294 compared to $382,847 for the three months ended June 30, 2020. The decrease in research and development expense is primarily attributable to a decrease in stock-based compensation and an adjustment to the inventory reserve that was recorded during the three months ended June 30, 2020.

Other Income

Other income during the three months ended June 30, 2021 was $138,043, a decrease of $195,063 compared to total other income of $333,106 for the three months ended June 30, 2020. The decrease in other income is attributed to interest expense and a change in fair market value of the derivative liabilities partially offset by gain on the forgiveness of loan.

Nine months ended June 30, 2021 Compared to Nine months ended June 30, 2020

	June 30,	June 30,	Increase
	2021	2020	(Decrease)
	($ )	($ )	($ )
Revenue	10,000	—	10,000
Operating Expenses
Cost of revenues	10,102	—	10,102
Selling, general and administrative	3,600,419	2,722,596	877,823
Research and development	1,051,755	1,289,013	(237,258)
Loss from Operations	(4,652,276)	(4,011,609)	640,667
Other income	176,971	715,604	(538,633)
Net loss	(4,475,305)	(3,296,605)	1,179,300

Revenue

Revenue for the nine months ended June 30, 2021 was $10,000, which was the result of a single transaction with an established key opinion leader that has provided services for compensation in the past and expected to continue to provide services for compensation in the future. We did not generate revenue during the nine months ended June 30, 2020.

Cost of revenues

Cost of revenues during the nine months ended June 30, 2021 was $10,102, an increase of $10,102 compared to $0 for the nine months ended June 30, 2020. Cost of sales includes product costs, third party warehousing, overhead allocation and royalty expenses.

Selling, General and Administrative Expense

Selling, general and administrative expenses during the nine months ended June 30, 2021 were $3,600,419, an increase of $877,823 compared to $2,722,596 for the nine months ended June 30, 2020. The increase in selling, general and administrative expense for the nine months ended June 30, 2021 is primarily attributable to legal, payroll costs and consulting expense. Selling, general and administrative expenses are generally expected to increase during fiscal 2021 as a result of the establishment and execution of commercialization efforts, additional staffing as well as increased costs associated with the Company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the nine months ended June 30, 2021 was $1,051,755, a decrease of $237,258 compared to $1,289,013 for the nine months ended June 30, 2020. The decrease in research and development expense is primarily attributable to lower compensation costs partially offset by increased product costs part of which includes an approximate $180,000 reserve for inventory for obsolescence and samples, to be used for research and development.

Other Income

Other income during the nine months ended June 30, 2021 was $176,971, a decrease of $538,633 compared to total other income of $715,604 for the nine months ended June 30, 2020. The decrease in other income is attributable a change in fair market value of the derivative liabilities and the gain on the forgiveness of loan partially offset by an increase in interest expense.

Liquidity and Capital Resources

We have only recently completed the first sale of our first product, AC5® Advanced Wound System. We devote a significant amount of our efforts on fundraising as well as planning and conducting product research and development and activities in connection with obtaining regulatory marketing authorization. We have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations.

Working Capital

At June 30, 2021, we had total current assets of $4,986,218 (including cash of $3,779,190) and working capital of $3,540,377. Our working capital as of June 30, 2021 and September 30, 2020 are summarized as follows:

	June 30,	September 30,
	2021	2020
Total Current Assets	$4,986,218	$2,142,975
Total Current Liabilities	1,445,841	628,460
Working Capital	$3,540,377	$1,514,515

Total current assets as of June 30, 2021 were $4,986,218, an increase of $2,843,243 compared to $2,142,975 as of September 30, 2020. The increase in current assets is primarily attributable to net proceeds of approximately $6.2 million raised from the issuance of common stock and warrants in the 2021 Financing, and $1,050,000 received from the issuance of convertible notes. This was partially offset by selling, general and administrative expenses and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of June 30, 2021 and September 30, 2020 were comprised primarily of cash, inventory and prepaid expenses and other current assets.

Total current liabilities as of June 30, 2021 were $1,445,841, an increase of $817,381 compared to $628,460 as of September 30, 2020. The increase is primarily due to the current portion of the derivative liability, partially offset by a decrease in accrued expense and other current liabilities and a decrease in accounts payable. Our total current liabilities as of June 30, 2021 and September 30, 2020 were comprised of accounts payable, accrued expenses and other liabilities, current portion of derivative liabilities and the current portion of the PPP loan.

Cash Flow for the nine months ended

	June 30,	June 30,
	2021	2020
Cash Used in Operating Activities	$(4,446,077)	$(3,991,188)
Cash Used in Investing Activities	(3,275)	(2,455)
Cash Provided by Financing Activities	7,269,233	3,826,190
Net increase (decrease) in cash	$2,819,881	$(167,453)

Cash Used in Operating Activities

Cash used in operating activities increased $454,889 to $4,446,077 during the nine months ended June 30, 2021 compared to $3,991,188 during the nine months ended June 30, 2020. The increase in cash used in operating activities is primarily attributable to increased legal and consulting costs partially offset by decreased product and development costs.

Cash Used in Investing Activities

Cash used in investing activities increased $820 to $3,275 compared to $2,455 during the nine months ended June 30, 2020. For the nine months ended June 30, 2021 and 2020, cash used in investing activities is attributed to computer hardware purchases.

Cash Provided by Financing Activities

Cash provided by financing activities increased $3,443,043 to $7,269,233 during the nine months ended June 30, 2021, compared to $3,826,190 during the nine months ended June 30, 2020. For the nine months ended June 30, 2021, the cash provided by financing activities resulted from net proceeds of $6,219,233 raised from issuance of common stock and warrants in the 2021 Financing and $1,050,000 from the issuance of Series 2 Convertible Notes. For the nine months ended June 30, 2020, the cash provided by financing activities resulted from $2,167,162 from the issuance of common stock and warrants in the October 2019 Financing, $176,300 received from the PPP loan, $550,000 received from the issuance of a convertible note and $932,728 from the exercise of Series D Warrants.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of August 12, 2021, we believe that our current cash on hand will meet our anticipated cash requirements through the first quarter of fiscal 2022. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we do not expect to generate sufficient revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” described in our Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the SEC on December 11, 2020, in which case our current funds may not be sufficient to operate our business for the period we expect.

We have only recently made the first sale of our first product, AC5® Advanced Wound System. That revenue will not be sufficient to fund our business operations and we will need to obtain additional funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2017 SPA and 2018 SPA restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the 2018 Financing collectively own less than 20% of the Series F Warrants and Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA. In addition the Company is prohibited from entering into or effecting a Variable Rate Transaction (as defined in the 2021 SPA) until February 11, 2022; provided, however, the Company may enter into and effect an at-the-market offering facility with the Placement Agent. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail, and our stockholders could lose all of their investments.

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

Going Concern

We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System. From inception, we have had recurring losses from operations. While the Company anticipates that it will have cash on hand through the first quarter of fiscal 2022, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2021, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might be necessary should operations discontinue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2021, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the SEC on December 11, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the SEC on December 11, 2020, may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Form 10-K for the year ended September 30, 2020, as filed with the SEC on December 11, 2020.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms or other comparable terminology. All statements made in this report on Form 10-Q other than statements of historical fact are statements that could be deemed forward-looking statements, including without limitation statements about our business plan, our plan of operations and our need to obtain future financing. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” described in our Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the SEC on December 11, 2020 and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation, risks related to:

●	Our ability to continue as a going concern;
●	Our ability to obtain financing necessary to operate our business;
●	Our limited operating history;
●	The results of our research and development activities, including uncertainties relating to the preclinical and clinical testing of our product candidates;
●	The early stage of our primary product candidate presently under development;
●	Our ability to develop, obtain required approvals for and commercialize our product candidates;
●	Our ability to recruit and retain qualified personnel;
●	Our ability to develop and maintain an effective sales force to market our approved product candidates;
●	Our ability to manage any future growth we may experience;
●	Our ability to obtain and maintain protection of our intellectual property;
●	Our dependence on third party manufacturers, suppliers, research organizations, academic institutions, testing laboratories and other potential collaborators;
●	The size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;
●	Our ability to successfully complete potential acquisitions and collaborative arrangements;
●	Competition in our industry;
●	General economic and business conditions; and
●	Other factors discussed under the section entitled “RISK FACTORS” described in our Annual Report on Form 10-K for the year ended September 30, 2020, as filed with the SEC on December 11, 2020 .

New risks emerge in our rapidly changing industry from time to time. As a result, it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business. If any such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not intend to update any of these forward-looking statements.

Item 2.-Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 6. Exhibits

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-Q	3.1	000-54986	07/23/2020

3.2	Amended and Restated Bylaws, as adopted on May 20, 2020		8-K	3.1	000-54986	05/27/2020

10.1#	Amendment No. 1 to Transition Agreement, dated December 31, 2020, by and between Arch Therapeutics, Inc. and Richard Davis		8-K	10.1	000-54986	05/03/2021

10.2#	Executive Employment Agreement, effective May 3, 2021, by and between Arch Therapeutics, Inc. and Michael S. Abrams		8-K	10.2	000-54986	05/03/2021

10.3#	Employment Agreement, effective June 30, 2021, by and between Arch Therapeutics, Inc. and Dan M. Yrigoyen.		8-K	10.1	000-54986	08/11/2021

10.4#	First Amendment to Employment Agreement, effective August 9, 2021, by and between Arch Therapeutics, Inc. and Dan M. Yrigoyen.		8-K	10.2	000-54986	08/11/2021

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Michael S. Abrams, Chief Financial Officer and Treasurer

		X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)	X

# Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: August 13, 2021	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ MICHAEL S. ABRAMS
Michael S. Abrams
Chief Financial Officer
(Principal Financial and Accounting Officer)