Form 10-K
period 2021-09-30
Arch Therapeutics, Inc.
filed 2021-12-17
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

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

The registrant met the “smaller reporting company”, and non-accelerated filer requirements as of the end of its 2021 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended, based upon the aggregate worldwide market value of the voting and non-voting common equity held by the registrant’s non-affiliates as of March 31, 2021.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the average of the bid and asked price of such common equity, was approximately $32,000,000. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates.

As of December 16, 2021, 237,169,770 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

This Annual Report on Form 10-K contains forward-looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. Such forward-looking statements contained in this Form 10-K are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely and successfully commercialize and generate revenues or profits from our anticipated products; Arch’s ability to achieve and maintain regulatory approvals or marketing authorizations in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified in the documents Arch has filed, or will file with the Securities and Exchange Commission (“SEC”). Copies of Arch’s filings with the SEC may be obtained from the SEC Internet site at http://www.sec.gov. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

The Company only recently commenced commercial sales of our first product, AC5® Advanced Wound System, and has devoted substantially all of our operational effort to the research, development and regulatory programs necessary to turn our core technology into commercial products. To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants.

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

Current Business

We are a biotechnology company marketing and developing a number of products based on our innovative AC5® self-assembling technology platform. We believe these products can be important advances in the field of stasis and barrier applications, which includes stopping bleeding (“hemostasis”), controlling leaking (“sealant”) and managing wounds created during surgery, trauma or interventional care or from disease. We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System, and have devoted substantially all of our operational effort to the research, development and regulatory programs necessary to turn our core technology into commercial products. Our goal is to make care faster and safer for patients with products for use in external wounds, which we refer to as Dermal Sciences applications, and products for use inside the body, which we refer to as Biosurgery applications.

Core Technology

Our flagship products and product candidates are derived from our AC5® self-assembling peptide (“SAP”) technology platform and are sometimes referred to as AC5® or the “AC5® Devices.” These include AC5® Advanced Wound System and AC5 Topical Hemostat, which have received marketing authorization as medical devices in the United States and Europe, respectively, and which are intended for skin applications, such as management of complicated chronic wounds or acute surgical wounds. Other products are in development for use in minimally invasive or open surgical procedures and include, for example, AC5-GTM for gastrointestinal endoscopic procedures and AC5-V® and AC5® Surgical Hemostat for hemostasis inside the body, all of which are currently investigational devices limited by law to investigational use.

Products based on the AC5® platform contain a biocompatible peptide that is synthesized from proteogenic, naturally occurring L-amino acids. Unlike products that contain traditional peptide sequences, when applied to a wound, AC5®-based products intercalate into the interstices of the connective tissue and self-assemble into a protective physical-mechanical nanoscale structure that can provide a barrier to leaking substances, such as blood, while also acting as a biodegradable scaffold that enables healing. Self-assembly is a central component of the mechanism of action of our technology. Individual AC5® peptide units readily build themselves, or self-assemble, into an ordered network of nanofibrils when in aqueous solution by the following process:

●	Peptide strands line up with neighboring peptide strands, interacting via hydrogen bonds (non-covalent bonds) to form a ribbon-like structure called a beta sheet
●	This process continues such that hundreds of strands organize with charged and polar side chains oriented on one face and non-polar side chains oriented on the opposite face of the beta sheets.
●	Interactions of the resulting structure with water molecules and ions results in formation nanofibrils, which extend in length and can join together to form larger nanofibers.
●	This network of AC5® peptide nanofibers forms the physical-mechanical barrier that is responsible for sealant, hemostatic and other properties, regardless of the presence of antithrombotic agents, and which subsequently becomes the scaffold that supports the repair and regeneration of damaged tissue.

Based on the intended application, we believe that the underlying AC5® SAP technology can impart important features and benefits to our products that may include, for instance, stopping bleeding (hemostasis), mitigating contamination, modulating inflammation, donating moisture, and enabling an appropriate wound microenvironment conducive to healing. For instance, AC5® Advanced Wound System, which is indicated for the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds, is shipped and stored at room temperature, is applied directly as a liquid, can conform to irregular wound geometry, and does not possess sticky or glue-like handling characteristics. We believe these properties enhance its utility in several settings and contribute to its user-friendly profile.

We believe that our technology lends itself to a range of potential applications in which there is a wound inside or on the body, and in which there is need for a hemostatic agent or sealant. For instance, the results of certain preclinical and clinical investigations that either we have conducted, or others have conducted on our behalf have shown quick and effective hemostasis with the use of AC5® SAP technology, and that time to hemostasis (“TTH”) is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners.” Furthermore, the transparency and physical properties of certain AC5® Devices may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as surgery starts, a concept that we call Crystal Clear Surgery™. An example of a product that contains related features and benefits is AC5® Topical Hemostat, which is indicated for use as a dressing and to control mild to moderate bleeding, each during the management of injured skin and the micro-environment of an acute surgical wound.

Operations

Much of our operational efforts to date, which we often perform in collaboration with partners, have included selecting compositions and formulations for our initial products; conducting preclinical studies, including safety and other tests; conducting a human trial for safety and performance of AC5®; developing and conducting a human safety study to assess for irritation and sensitization potential; securing marketing authorization for our first product in the United States and in Europe; developing, optimizing, and validating manufacturing methods and formulations, which are particularly important components of self-assembling peptide development; developing methods for manufacturing scale-up, reproducibility, and validation; engaging with regulatory authorities to seek early regulatory guidance as well as marketing authorization for our products; sourcing and evaluating commercial partnering opportunities in the United States and abroad; and developing and protecting the intellectual property rights underlying our technology platform.

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

We have no commitments for any future capital. As indicated above, we will require significant additional financing to fund our planned operations, including further research and development relating to AC5®, seeking regulatory approval of that or any other product we may choose to develop, commercializing any product for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or business, and maintaining our intellectual property rights, pursuing new technologies and for financing the investor relations and incremental administrative costs associated with being a public corporation. We do not presently have, nor do we expect in the near future to have, sufficient revenue to fund our business from operations, and we will need to obtain substantially all of our necessary funding from external sources for the foreseeable future. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investment.

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

Preclinical Testing

We have engaged and continue to engage third parties in the United States and abroad to advise on and perform certain preclinical bench-top and animal research and development studies, typically with assistance from our team. These third parties include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and other collaborators.

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

Before initiating our clinical trials and submitting marketing applications for a given product in most jurisdictions, we are required to have completed a biocompatibility assessment, which typically consists of a battery of in vitro and in vivo tests. Standard biocompatibility tests, as set forth in ISO 10993 issued by the International Organization for Standardization, may include:

●	in vitro cytotoxicity;
●	in vitro blood compatibility;
●	in vitro Ames assay (mutagenic activity);
●	irritation/intracutaneous reactivity;
●	sensitization (allergenic reaction);
●	implantation (performed on devices that contact the body’s interior);
●	pyrogenicity (causing fever or inflammation);
●	systemic toxicity; and
●	in vitro chromosome aberration assay (structural chromosome changes).

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

Clinical Testing

We have engaged and continue to engage third parties in the United States and abroad to advise on and perform certain clinical studies and related activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and other collaborators.

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

We have completed two clinical studies to date. The first study, which met its primary and secondary endpoints, assessed the safety and performance of AC5 Advanced Wound System in 46 patients with bleeding skin wounds that resulted from excision of skin lesions and followed for 30 days. The second study assessed AC5 Advanced Wound System on skin, determining that it was neither an irritant nor a sensitizer, and no immunogenic response or serious or other adverse events attributable to this product were reported in any of the approximately 50 enrolled volunteers. The AC5 Advanced Wound System subsequently received FDA marketing clearance in March 2020 and CE Mark in Europe in April 2020 for the AC5 Topical Hemostat, as it is known in Europe.

Regulatory

We have engaged and continue to engage third parties in the United States (“U.S.”) and abroad to advise on and perform certain regulatory activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and/or other collaborators.

Our research, development and clinical programs, as well as our manufacturing and marketing operations that may be performed by us or third party service providers on our behalf, are subject to extensive regulation in the United States and other countries. Notably, for example, AC5 Advanced Wound System is subject to regulation as a medical device under the U.S. Food Drug and Cosmetic Act (the “FDCA”) as implemented and enforced by the FDA and equivalent regulations that are enforced by foreign agencies in any other countries in which we pursue commercialization. The FDA and its foreign counterparts generally govern the following activities that we do or will perform or that will be performed on our behalf, as well as potentially additional activities, to ensure that products we may manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

●	product design, preclinical and clinical development and manufacture;
●	product premarket clearance and approval;
●	product safety, testing, labeling and storage;
●	certain supply chain changes;
●	record keeping procedures;
●	product marketing, sales and distribution; and
●	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair or recall of products.

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

In the United States, the FDA recognizes these classes of medical devices:

●	Class I, requiring general controls, including labeling, device listing, reporting and, for some products, adherence to good manufacturing practices through the FDA’s quality system regulations and pre-market notification;
●	Class II, requiring general controls and special controls, which may include performance standards and post-market surveillance; or
●	Class III, requiring general controls and approval of a premarket approval application (“PMA”), which may include post-market approval conditions and post-market surveillance.

European regulatory authorities, likewise, recognize several classes of medical devices. Classification involves rules found in the European Union Medical Device Directive and is driven in part by the device’s degree of contact with the patient, invasiveness, active nature, and indications for use. The medical device classes recognized in the EU are:

●	Class IIa, which are considered low-medium risk devices and require certification by a notified body;
●	Class IIb, which are considered medium-high risk devices and require certification by a notified body; and
●	Class III, which are considered high-risk devices and require certification by a notified body.

United States Class III and certain Class II medical device approvals and European Union Class III and certain Class IIa and IIb medical device approvals may require the successful completion of human clinical trials.

U.S. Regulatory Marketing Authorization Process

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

We believe that the products we are currently pursuing for internal use will require a PMA approval prior to commercialization. However, we are commercializing an initial product for external use that has been cleared through the 510(k) process. To obtain 510(k) marketing clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is "substantially equivalent" to a predicate device or devices, which is typically a legally marketed Class II device in the United States. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter finding substantial equivalence. Depending upon a product’s underlying technology and intended use, as well as on FDA processes and procedures, seeking and obtaining a 510(k) can be a lengthy process.

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

The PMA process is estimated to take from one to three years or longer from the time the PMA application is submitted to the FDA until an approval is obtained. During the review period, the FDA will typically request additional information or clarification of the information previously provided. Also, experts from outside the FDA may be convened to review and evaluate the PMA and provide recommendations to the FDA as to the approvability of the device, although the FDA may or may not accept any such recommendations. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities involved with producing the device to ensure compliance with the cGMP regulations. Upon approval of a PMA, the FDA may require that certain conditions of approval, such as conducting a post-market approval clinical trial, be met.

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

Under applicable European Medical Device Directives (“MDD”), a CE mark is a symbol placed on a product that declares that the product is compliant with the essential requirements of applicable EU health, safety and environmental protection legislation. In order to receive a CE mark for a product candidate, the company producing the product candidate must select a country in which to apply. Each country in the EU has one competent authority (“CA”) that implements the national regulations by interpreting the EU directives. CAs also designate and regulate Notified Bodies. An assessment by a notified body in the selected country within the EU is required in order to commercially distribute the device. In addition, compliance with ISO 13485 issued by the International Organization for Standardization, among other standards, establishes the presumption of conformity with the essential requirements for CE mark. Certification to the ISO 13485 standard demonstrates the presence of a quality management system that can be used by a manufacturer for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

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

In 2017, the European Union regulatory bodies implemented a new Medical Device Regulation (“MDR”). The MDR changes several aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device

Identification (“UDI”). We, and the Notified Bodies who will oversee compliance to the new MDR, face uncertainties in the upcoming years as the MDR is rolled out and enforced, creating risks in several areas, including the CE mark process, data transparency and application review timetables.

Post-Approval Regulation

After a medical device obtains approval from the applicable regulatory agency and is launched in the market, numerous post-approval regulatory requirements would apply. Many of those requirements are similar among the United States and EU member states and include:

●	product listing and establishment registration;
●	requirements that manufacturers, including third-party manufacturers, follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
●	labeling and other advertising regulations, including prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;
●	approval of product modifications that affect the safety or effectiveness of any of our devices that may achieve approval;
●	post-approval restrictions or conditions, including post-approval study commitments;
●	post-market surveillance regulations, which apply, when necessary, to protect the public health or to provide additional safety and effectiveness data for the device;
●	the recall authority of the applicable government agency and regulations pertaining to voluntary recalls; and
●	reporting requirements, including reports of incidents in which a product may have caused or contributed to a death or serious injury or in which a product malfunctioned, and notices of corrections or removals.

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

Marketing Authorization (CE mark) for AC5 Topical Hemostat in Europe

During November 2018 we submitted the required documents for AC5 Topical Hemostat to its notified body seeking a CE mark. During August 2019 we received and responded to customary written and verbal questions related to the technical file, and that BSI had recently indicated that the responses provided and assessed during the review period were acceptable so far. In that announcement, we further expressed our belief that the delay by the regulatory authority in completing the CE mark technical file review appeared to be due to a backlog of work for EU notified bodies related to both Brexit and the implementation of the new EU Medical Devices Regulation.

During April 2020 we received CE (Conformité Européenne) mark for AC5 Topical Hemostat, allowing for commercialization in Europe as a dressing and to control bleeding in external skin wounds in both out-patient and in-patient settings.

Commercialization Strategy

Our commercialization efforts are currently focused on our Dermal Sciences products, AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe. The indication for use, or purpose, for each product follows:

●	Under the supervision of a health care professional, AC5 Advanced Wound System is a topical dressing used for the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds.
●	AC5 Topical Hemostat is intended for use locally as a dressing and to control mild to moderate bleeding, each during the management of injured skin and the micro-environment of an acute surgical wound.

We received the CE mark for AC5 Topical Hemostat in April 2020. We received 510(k) premarket notification clearances for AC5 Advanced Wound System in December 2018, providing marketing authorization, and on March 23, 2020, clearing use of an additional supplier and additional manufacturing processes.

The Covid-19 pandemic environment has introduced new challenges related to product launch, marketing and sales, as clinicians and facilities are increasingly focused on managing resources, the disease, or its potential spread. We believe that these challenges may present an opportunity for our new technology to address certain poorly met needs. We have observed that:

●	the volume of elective surgical procedures has been constrained, with many institutions indefinitely suspending or eliminating such procedures, as the United States and Europe appear to be heading into a worsening phase of the pandemic;
●	healthcare facilities often have been required to ration staff and resources, including ventilators, personal protective equipment (“PPE”), and operating rooms, thereby negatively impacting the focus on wound care;
●	clinicians often have been required to divert their time and resources to urgent Covid-19 needs;
●	clinicians often have been required to quarantine due to exposure to a Covid-19 positive individual or isolate because of contracting symptomatic or asymptomatic Covid-19 disease;
●	some institutions have been periodically designated “Covid Hospitals”;
●	administrators who may be required to facilitate or approve new product intake are constrained by new and other pressing priorities; and
●	both clinicians and patients often try to minimize possible Covid-19 exposure, resulting in reduced access to healthcare system and essential care treatments and services.

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

We expect our Dermal Sciences product commercialization to be gradual, initially, and moderately accelerate into new market channels. In addition to identifying and encouraging product use by key opinion leaders and early adopters, we will prioritize our focus on private and government facilities. Hospitals in the Veterans Health Administration (“VA Hospitals”), for example, tend to have many patients whose needs we believe we can help address. We have prioritized the launch of AC5 Advanced Wound System in the United States over that of AC5 Topical Hemostat in Europe to maximize operational efficiencies in light of the Covid-19 pandemic.

We have engaged and continue to engage third parties in the United States and abroad to advise on and perform certain sales and marketing activities, typically with assistance from our team. These third parties can include contract organizations, consultants, advisors, scientists, clinicians, and/or other collaborators.

While our core team oversees initial inventory distribution from the warehouse to the customer, our sales and marketing plans include entering into collaboration agreements with contract sales partners and/or strategic partners to commercialize our products in both domestic and international markets

We are committed to continuous improvement processes. We will collect feedback and data when feasible and appropriate to develop and commercialize products that serve patients and doctors; to develop our marketing messages; to learn about product use; to evaluate product performance in different settings; to improve our products; to address reimbursement needs, and to support collaborations that we may have or may establish. Data has been and will continue to be collected by informal feedback, observational case reports and/or clinical trials. We anticipate seeking reimbursement via codes based upon Current Procedural Terminology (CPT), hospital Diagnosis-related Groups (DRG) and Ambulatory Payment Classifications (APC).

We envision adding additional resources to our team to help commercialize the Dermal Sciences products. Our Biosurgery products for internal use will require additional preclinical and clinical testing before we seek marketing authorization to commercialize them.

Manufacturing

We work with contract manufacturing and related organizations, including those operating under current good manufacturing practices (“cGMP”), as is required by applicable regulatory agencies for production of product that can be used for preclinical and human testing as well as for commercial use. We also have engaged and continue to engage other third parties in the United States and abroad to advise on and perform certain manufacturing and related activities, typically with assistance from our team. These third parties include academic institutions, consultants, advisors, scientists, and/or other collaborators. The activities include development of our primary product candidates, as well as generation of appropriate analytical methods, scale-up, and other procedures for use by manufacturers and/or other members of our supply chain to produce or process our products at current and/or larger scale quantities for preclinical and clinical testing and ultimately, as required marketing authorizations are obtained, commercialization.

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

The manufacturing methods that we use and intend to use to produce our current products and potential future product candidates rely on detailed, complex and difficult to manage synthetic organic chemistry processes. Although use of those methods requires that we engage manufacturers that possess the expertise, skill and know-how involved with those methods, the required equipment to use those methods is widely available. Furthermore, improvements in relevant synthetic manufacturing techniques over the past two decades have reduced their complexity and cost, while increasing large-scale cGMP capacity. Moreover, our current products and currently planned product candidates will be synthesized from naturally occurring ingredients that are not sourced from humans or other animals but do exist in their natural state in humans. That type of ingredient may be more likely to be categorized as “generally recognized as safe”, or “GRAS”, by the FDA.

Industry and Competition

Arch is developing technology for Dermal Sciences and Biosurgery applications, including wound care, surgical procedures on and in the body, and endoscopic gastrointestinal procedures. We seek to provide a product set with broad utility in external and internal applications. Features of the technology highlight its potential utility in a range of settings, including traditional open procedures and the often more challenging minimally invasive surgeries.

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

We believe that our technology will be useful in addressing the constant demand for better performance and safety in MIS, traditional surgery, NOTES, and other procedures. Additional general long term trends that may support a demand for products include:

●	increasing surgical procedure volume growth, including ambulatory same day procedures;
●	efforts to reduce operating room use and time; and
●	increased use of anticoagulants, which predispose patients to bleeding.

In the course of developing our products, we engaged commercial strategy and marketing consultants and communicated directly with care providers to understand the needs of potential customers and to assess product feature preferences. Surgeons, operating room managers, sales representatives and hospital decision-makers identified a number of characteristics deemed desirable, including that a product is:

●	reliable;
●	able to protect the wounds in tissues and organs where used;
●	laparoscopic friendly;
●	easily handled and applied;
●	able to promote a clear field of vision and not obstruct view;
●	sufficiently flowable;
●	non-sticky (to tissue or equipment);
●	permits normal healing;
●	agnostic to the presence of antithrombotic medications (“blood thinners”) to whether the patient has bleeding abnormalities;
●	non-toxic; and
●	not sourced from human or other animal blood or tissue components.

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

The EMR/ESD market is immature and growing, driven by an increasing elderly population and incidence of gastrointestinal malignancies. While comprehensive data is not readily available, a report by Persistence Market Research projects global revenues in EMR of approximately $2.5 billion in 2025, with ESD representing additional opportunity. Persistence Market Research further projects share of EMR procedures to be approximately 42% for colon cancer, 30% for stomach cancer, and 20% for esophageal cancer. The opportunity is noteworthy in North America, Europe, and also Asia, where a higher prevalence of certain gastrointestinal malignancies and lower screening rates leads to later discovery and removal of tumors than desired.

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

Several companies, including Boston Scientific, have products that provide either a lift or are hemostatic, but not both. Based on early indicators, we believe AC5-G provides properties for both lift and hemostasis. AC5-G was featured in a video presentation during the Emerging Technology Session of the Society of American Gastrointestinal and Endoscopic Surgeons (SAGES) 2020 Annual Meeting, which took place from August 11-13, 2020.

Potential Disadvantages of our Current and Planned Products Compared to the Competition

Some potential disadvantages of our products compared to currently marketed products follow:

●	The favorable handling characteristics of AC5 Devices result, in part, from their non-sticky and non-glue-like nature. However, if a surgeon or healthcare provider requires a product to adhere tissues together, or provide similar glue-like action, then AC5 Devices in their current form would not achieve that effect.

●	While we project that our products will be sufficiently economical to manufacture at scale, they may not be able to compete from a price perspective with inexpensive products.
●	We have not yet generated significant efficacy or economic data in humans, unlike many successful products in the Dermal Sciences or Biosurgery categories.
●	While we believe that the flowable nature of our products before they assemble into a dense nanofiber network can provide a meaningful advantage, some surgeons may prefer a solid product in certain applications.

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

As of November 5, 2021, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

Six patent portfolios assigned to Arch Biosurgery, Inc. include a total of 43 patents and pending applications in a total of nine jurisdictions, including twelve patents and pending applications in the US. These portfolios cover self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including eight issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476; US 10,314,886; US 10,682,386; and 10,869,907) that expire between 2026 and 2034 (absent patent term extension), as well as sixteen patents that have been either allowed, issued or granted in foreign jurisdictions.

We have also entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (“MIT”) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include a total of 22 patents and pending applications drawn to self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof in a total of nine jurisdictions. The portfolios include five issued US patents (US 9,511,113; US 9,084,837; US 10,137,166; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent patent term extension), as well as fifteen patents that have been either allowed, issued or granted in foreign jurisdictions.

The three portfolios non-exclusively licensed from MIT include a number of US and foreign applications, including three issued US patents (US 7,846,891; US 7,713,923; and US 8,901,084) that expire not before 2024 (absent patent term extension), as well as four patents that have been either allowed, issued or granted in foreign jurisdictions.

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

AC5, AC5-G, AC5-V, AC5-P, Crystal Clear Surgery, NanoDrape and NanoBioBarrier and associated logos are trademarks and/or registered trademarks of Arch Therapeutics, Inc. or Arch Biosurgery, Inc..

Employees

We presently have ten employees, all of whom are full-time, and make extensive use of third party contractors, consultants, and advisors to perform many of our present activities. We expect to increase the number of our employees as we increase our operations.

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

Risk Factor Summary

●	There is substantial doubt about our ability to continue as a going concern, and we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2022.
●	We have incurred significant losses since inception, we expect to continue to incur losses for the foreseeable future, and we may not generate sufficient revenue to achieve or maintain profitability.
●	We will need to raise additional capital, which may not be available to us on acceptable terms, or at all.
●	If we do not successfully commercialize our products we will continue to incur losses and will never be profitable.
●	Our business may be materially adversely affected by the coronavirus (COVID-19) pandemic. Should the pandemic or its aftereffects continue, our business operations could and will likely be delayed or interrupted.
●	Applications for regulatory marketing authorization for commercialization of our products or elements of our supply chain may not be accepted, or if accepted, may be voluntarily withdrawn or eventually rejected, and the future success of our business is significantly dependent on the success of our being able to obtain regulatory marketing authorization for our development stage candidates.
●	Our principal product and product candidates are inherently risky because they are based on novel technologies and thus create significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, pre-clinical in vitro and in vivo testing, government regulation and approval, third-party reimbursement and market acceptance.
●	Any changes in our supply chain, including to the third party contract manufacturers, service providers, or other vendors, or in the processes that they employ, could adversely affect us.
●	If the FDA or similar foreign agencies or intermediaries impose requirements or an alternative product classification more onerous than we anticipate, our business could be adversely affected.
●	We are subject to extensive and dynamic medical device regulations outside of the United States, which may impede or hinder the approval, marketing authorization or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved or authorized products.
●	Any clinical trials that are planned or are conducted on our product candidates may not start or may fail. Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures.
●	We cannot market and sell any product candidate in the United States or in any other country or region if we fail to obtain the necessary marketing authorization, clearances or certifications from applicable government agencies.

●	Any product for which we obtain required regulatory marketing authorization could be subject to post-approval regulation, and we may be subject to penalties if we fail to comply with such post-approval requirements.
●	Use of third parties to manufacture our product candidates may increase the risk that preclinical development, clinical development and potential commercialization of our product candidates could be delayed, prevented or impaired.
●	We face competition from companies that have greater resources than we do, and we may not be able to effectively compete against these companies.
●	If others claim we and/or the parties from who we license some of our intellectual property are infringing on their intellectual property rights, we may be subject to costly and time-consuming litigation.
●	There is not now, and there may not ever be, an active market for our Common Stock, which trades in the over-the-counter market in low volumes and at volatile prices.
●	The market price of our Common Stock is and is expected to continue to be in the near term, less than $5.00 per share and is therefore a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

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

We have only recently commenced commercial sales of our first product, AC5®Advanced Wound System and we have incurred substantial net losses as a result. As of December 16, 2021, we believe that our current cash will meet anticipated requirements into the second quarter of fiscal 2022 and we will need to raise additional capital before then.

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

Infections, deaths and resource constraints due to the pandemic have and may continue to disrupt the United States and/or other healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from evaluating and/or using our products, materially delay FDA and/or other regulatory agency review and/or approval with respect to our current and future preclinical development plans, clinical trials and requests for marketing authorizations. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could and will materially affect the development and study of our product candidates.

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

In addition, and as noted elsewhere, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2022. Accordingly, while the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

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

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future, and we may never achieve or maintain profitability.

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

We expect to continue to incur significant expenses and anticipate that those expenses and losses may increase in the foreseeable future as we:

●	commercialize the AC5 Advanced Wound System;
●	develop our principal product candidates, and the underlying technology, including advancing applications and conducting biocompatibility and other preclinical studies and clinical studies;
●	raise capital needed to fund our operations;
●	enhance investor relations and corporate communications capabilities;
●	conduct clinical trials on products and product candidates;
●	attempt to obtain regulatory marketing authorizations for product candidates;
●	build relationships with additional contract manufacturing partners, and invest in product and process development through such partners;
●	maintain, expand and protect our intellectual property portfolio;
●	advance additional product candidates and technologies through our research and development pipeline;
●	seek to commercialize selected product candidates, which may require regulatory marketing authorization; and
●	hire additional regulatory, clinical, quality control, scientific, financial, and management, consultants and advisors.

To become and remain profitable, we must successfully commercialize the AC5 Advanced Wound System and succeed in developing and eventually commercializing other product candidates with significant market potential. This will require us to be successful in a number of challenging activities, including successfully completing preclinical testing and clinical trials of product candidates, obtaining regulatory marketing authorization for our product candidates and manufacturing, marketing and selling any products for which we have or may obtain marketing authorization. We are only in the preliminary stages of many of those activities. We may never succeed in those activities and may never generate sufficient operating revenues to achieve profitability. Even if we do generate operating revenues sufficient to achieve profitability, we may not be able to sustain or increase profitability. Our failure to generate sufficient operating revenues to become and remain profitable would impair our ability to raise capital, expand our business or continue our operations, all of which would depress the price of our Common Stock. A further decline or lack of increase in the prices of our Common Stock could cause our stockholders to lose all or a part of their investment in the Company.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

Based on our current operating expenses and working capital requirements, as of December 16, 2021, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2022. Notwithstanding that, depending upon additional input from EU and U.S. regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to refile our 510(k) submission for AC5 Topical Gel and filed a 510(k) submission during the third calendar quarter of 2018, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

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

Our future capital requirements will depend on many factors, including:

●	the success of our commercialization efforts;
●	the scope, progress and results of our research and development collaborations;
●	the extent of potential direct or indirect grant funding for our research and development activities;
●	the scope, progress, results, costs, timing and outcomes of any regulatory process and clinical trials conducted for any of our product candidates;
●	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;
●	the timing of and the costs involved in obtaining regulatory marketing authorization for our product candidates;
●	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;
●	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
●	the costs associated with maintaining and expanding our product pipeline;
●	the costs associated with expanding our geographic focus;
●	operating revenues, if any, received from sales of our product candidates, if any are approved by the FDA or other applicable regulatory agencies;
●	the cost associated with being a public company, including obligations to regulatory agencies, and increased investor relations and corporate communications expenses; and
●	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees.

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

As of December 16, 2021, none of the lead investors for either the 2017 Financing or 2018 Financing have exercised or transferred any of their Series F Warrants and Series G Warrants. As defined in the 2017 SPA and 2018 SPA, Variable Rate Transaction means a transaction in which the Company (a) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock (excluding adjustments under customary anti-dilution provisions) or (b) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby the Company may issue securities at a future determined price. These provisions could make our securities less attractive to investors and could limit our ability to obtain adequate financing on a timely basis or on acceptable terms in the future, which could have significant harmful effects on our financial condition and business and could include substantial limitations on our ability to continue to conduct operations.

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

Our operating history may hinder our ability to successfully meet our objectives.

We are transitioning from being strictly a development stage company subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets to a combination commercial stage and development stage company. Our operations to date have been primarily limited to organizing and staffing, developing and securing our technology and undertaking funding preclinical studies of our lead product candidates, and funding one clinical trial. We have not demonstrated our ability to successfully complete large-scale, pivotal clinical trials, reliably obtain regulatory marketing authorizations, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, and we have only recently begun to generate revenue from commercial sales of our first product, AC5®Advanced Wound System, and there can be no assurance that we will be successful in generating increased revenue.

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

Risks Related to the Development and Commercialization of our Product Candidates

The commercial success of the AC5 Advanced Wound System will depend upon the degree of its market acceptance by patients, physicians, healthcare payors and others in the medical community. If the AC5 Advanced Wound System does not achieve an adequate level of market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

The AC5 Advanced Wound System may not gain or maintain market acceptance by patients, physicians, healthcare payors or others in the medical community. Additionally, we believe that we will need to educate physicians and other healthcare providers about the AC5 Advanced Wound System in order to for these providers to administer the AC5 Advanced Wound System. If we are unsuccessful in educating these practitioners about thr AC5 Advanced Wound System, we do not expect to achieve an appropriate level of market acceptance for the AC5 Advanced Wound System. We could incur substantial and unanticipated additional expense in an effort to increase market acceptance, which would increase the cost of commercializing the AC5 Advanced Wound System and could limit its commercial success and result in lower than expected revenues. We believe the degree of market acceptance of the AC5 Advanced Wound System will depend on a number of factors, including:

●	its efficacy and potential advantages over other treatments,
●	the extent to which physicians are successful in treating patients with other products or treatments,
●	the extent to which physicians and patients experience similar or improved clinical results to that reported on the approved product labeling,
●	market acceptance of the cost at which we sell the AC5 Advanced Wound System,
●	the timing of the release of competitive products or treatments,
●	our marketing and sales resources, the quantity of our supplies of the AC5 Advanced Wound System and our ability to establish a distribution infrastructure for the AC5 Advanced Wound System, and
●	whether third-party and government payors cover or reimburse for the AC5 Advanced Wound System, and if so, to what extent and in what amount.

If market acceptance of the AC5 Advanced Wound System is adversely affected by any of these or other factors, then sales of the AC5 Advanced Wound System may be reduced and our business will be materially harmed.

We are seeking reimbursement arrangements with private managed care organizations and government payors and additional third-party payors. If we are unable to obtain adequate reimbursement from third-party payors, or acceptable prices, for the AC5 Advanced Wound System, our revenues and prospects for profitability will suffer.

Our future revenues and ability to become profitable will depend heavily upon the availability of adequate reimbursement for the use of the the AC5 Advanced Wound System from government-funded and private third-party payors. Reimbursement by a third-party payor depends on a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan,
●	safe, effective and medically necessary,
●	appropriate for the specific patient,
●	cost effective, and
●	neither experimental nor investigational.

Obtaining reimbursement approval for the AC5 Advanced Wound System from each government-funded and private third-party payor is a time-consuming and costly process, which in some cases requires us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the AC5 Advanced Wound System’s use. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement.

Even when a third-party payor determines that a product is generally eligible for reimbursement, third-party payors may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities or impose patient co-insurance or co-pay amounts that may result in lower market acceptance and which would lower our revenues. Some payors establish prior authorization programs and procedures requiring physicians to document several different parameters, which may impede patient access to therapy. Moreover, eligibility for coverage does not necessarily mean that the AC5 Advanced Wound System will be reimbursed in all cases or at a rate that allows us to sell the AC5 Advanced Wound System at an acceptable price adequate to make a profit or even cover our costs. If we are not able to obtain coverage and adequate reimbursement promptly from third-party payors for the AC5 Advanced Wound System, our ability to generate revenues and become profitable will be compromised.

The scope of coverage and payment policies varies among private third-party payors, including indemnity insurers, employer group health insurance programs and managed care plans. These third-party payors may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries, which are traditionally at a substantially discounted rate. Furthermore, many such payors are investigating or implementing methods for reducing healthcare costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by healthcare providers. If third-party payors do not provide adequate coverage or reimbursement for the AC5 Advanced Wound System, it could have a negative effect on our revenues, results of operations and liquidity.

Applications for regulatory marketing authorization for commercialization of our product candidates or elements of our supply chain may not be accepted, or if accepted, may be voluntarily withdrawn or eventually rejected, and the future success of our business is significantly dependent on the success of our being able to obtain regulatory marketing authorization for our development stage candidates.

For example, on July 17, 2017, we filed a 510(k) notification with the FDA for AC5 Topical Gel. As previously announced on December 18, 2017, we voluntarily withdrew the submission after receiving a communication from the FDA near the end of the agency’s 90-day review period for a final decision on 510(k) notifications. The communication contained questions for which a comprehensive response could not be provided in the limited review time remaining on the submission. Given that it was not possible to respond in the time available, the Company made the decision to withdraw the 510(k) notification but noted at the time that it remained committed to continued collaboration with the FDA to appropriately address the outstanding questions and planned to submit a new 510(k) notification as soon as possible following further discussion with the agency. On March 12, 2018, we announced that we were utilizing the FDA’s pre-submission process to submit a proposed development strategy to the FDA to address the agency’s comments on our 510(k) notification. As indicated in that March 12, 2018, announcement, we determined that providing additional data to the FDA would be the most expeditious path forward for addressing the FDA’s comments, subject to any further comments that we may receive from the FDA.

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

The Chemistry, Manufacturing and Control (“CMC”) process for our commercial product and product candidates may be challenging.

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

Our AC5 Devices are inherently risky because they are based on novel technologies.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of the AC5 Devices creates significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, pre-clinical in vitro and in vivo testing, government regulation and approval, third-party reimbursement and market acceptance. Our failure to overcome any one of those challenges could harm our operations, commercialization efforts, ability to complete additional clinical trials, and overall chances for success.

Any changes in our supply chain, including to the third party contract manufacturers, service providers, or other vendors, or in the processes that they employ could adversely affect us.

We are dependent on third-parties in our supply chain, including manufacturers, service providers, and other vendors, and the processes that they employ to make major and minor components of our products, and this dependence exposes us to risks associated with regulatory requirements, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We make periodic changes within our supply chain, for example, as our business needs evolve; and/or if a third party does not perform as agreed or desired; and/or if we decide to add an additional manufacturer, service provider, or vendor where we were previously single sourced; and/or if processes are altered to meet evolving scale requirements. For instance, the Company harmonized its US and European product supply chains by adding a supplier and additional manufacturing processes to the list of approved suppliers and processes for the production of the AC5 Topical Advanced Wound System that is commercially available in the United States. The Company filed documentation with the FDA related to these supply chain changes and announced on March 23, 2020, that the FDA provided the required clearance to market with the supply chain and manufacturing process changes. We cannot yet provide assurance that the changes or resulting product will prove acceptable to us.

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

We are subject to extensive and dynamic medical device regulations outside of the United States, which may impede or hinder the approval, or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of products that were previously approved.

In the European Union, we are required to comply with applicable medical device directives, including the Medical Devices Directive, and obtain CE mark in order to market medical device products. The CE mark is applied following approval from an independent notified body or declaration of conformity. As is the case in the United States, the process of obtaining marketing approval or clearance from comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

●	take a significant period of time;
●	require the expenditure of substantial resources;
●	involve rigorous pre-clinical and clinical testing;
●	require extensive post-marketing surveillance;
●	require changes to products; and
●	result in limitations on the indicated uses of products.

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

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining marketing authorization for our products, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded existing regulations. Certain regulators are exhibiting less flexibility by requiring, for example, the collection of local preclinical and/or clinical data prior to approval. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect the global regulatory environment to continue to evolve, which could impact our ability to obtain future approvals for our products and increase the cost and time to obtain such approvals. By way of example, the European Union regulatory bodies recently implemented a new Medical Device Regulation (“MDR”). The MDR changes several aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device Identification (“UDI”). We, and the Notified Bodies who will oversee compliance to the new MDR, face uncertainties in the upcoming years as the MDR is rolled out and enforced, creating risks in several areas, including the CE mark process, data transparency and application review timetables.

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

Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures. While the Company has completed its first clinical trial in Western Europe, clinical trials that are planned or which have or shall commence for any of our product candidates could be delayed or fail for a number of reasons, including if:

●	FDA or other regulatory authorities, or other relevant decision-making bodies do not grant permission to proceed or place a trial on clinical hold due to safety concerns or other reasons;
●	sufficient suitable subjects do not enroll, enroll more slowly than anticipated or remain in our trials;
●	we fail to produce necessary amounts of the product or product candidate;
●	subjects experience an unacceptable rate of efficacy of the product or product candidate;
●	subjects experience an unacceptable rate or severity of adverse side effects, demonstrating a lack of safety of the product or product candidate;
●	any portion of the trial or related studies produces negative or inconclusive results or other adverse events;
●	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;
●	third-party clinical investigators lose their licenses or permits necessary to perform our clinical trials, do not perform their clinical trials on the anticipated schedule or consistent with the clinical trial protocol, GCP or regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

●	inspections of clinical trial sites by the FDA or an institutional review board (“IRB”) or other applicable regulatory authorities find violations that require us to undertake corrective action, suspend or terminate one or more testing sites, or prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;
●	manufacturing facilities of our third-party manufacturers are ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) or other applicable requirements;
●	third-party contractors become debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements;
●	the FDA or other regulatory authorities impose requirements on the design, structure or other features of the clinical trials for our product candidates that we and/or our third-party contractors are unable to satisfy;
●	one or more IRB refuses to approve, suspends or terminates a trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial;
●	the FDA or other regulatory authorities seek the advice of an advisory committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;
●	the FDA or other regulatory authorities require us to expand the size and scope of the clinical trials, which we may not be able to do; or
●	the FDA or other regulatory authorities impose prohibitive post-marketing restrictions on any of our product candidates that attain marketing authorization.

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

We cannot sell our product candidates in any country until regulatory agencies grant marketing approval, clearance or other required certification. The process of obtaining such approval is lengthy, expensive and uncertain. If we are able to obtain such approvals for our lead product candidate or additional product candidate we may pursue, which we may never be able to do, it would likely be a process that takes many years to achieve.

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

The AC5 Advanced Wound System and any other product for which we obtain required regulatory marketing authorization could be subject to post-approval regulation, and we may be subject to penalties if we fail to comply with such post-approval requirements.

The AC5 Advanced Wound System and any other product for which we are able to obtain marketing approval or other required certifications, and for which we are able to obtain approval of the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable foreign regulatory authorities, including through periodic inspections. These requirements include, without limitation, submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. Maintaining compliance with any such regulations that may be applicable to us or our product candidates in the future would require significant time, attention and expense. Even if marketing approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or other conditions of approval or may contain requirements for costly and time consuming post-marketing approval testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with any approved product candidate or related manufacturing processes, or failure to comply with regulatory requirements, may result in consequences to us such as:

●	restrictions on the marketing or distribution of a product, including refusals to permit the import or export of the product;
●	the requirement to include warning labels on the products;
●	withdrawal or recall of the products from the market;
●	refusal by the FDA or other regulatory agencies to approve pending applications or supplements to approved applications that we may submit;
●	suspension of any ongoing clinical trials;
●	fines, restitution or disgorgement of profits or revenue;
●	suspension or withdrawal of marketing approvals or certifications; or
●	civil or criminal penalties.

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

Our clinical trials involve human subjects, and third parties with whom we contract also conduct research involving animal subjects. Governmental authorities could, for public health or other purposes, limit the use of human or animal research or prohibit the practice of our technology. Further, ethical and other concerns about our or our third-party contractors’ methods, particularly the use of human subjects in clinical trials or the use of animal testing, could delay our research and preclinical and clinical trials, which would adversely affect our business and financial condition.

Use of third parties to manufacture our product candidates may increase the risk that preclinical development, clinical development and potential commercialization of our product candidates could be delayed, prevented or impaired.

We have limited personnel with experience in medical device development and manufacturing, do not own or operate manufacturing facilities, and generally lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently outsource all or most of the clinical and commercial manufacturing and packaging of our product candidates to third parties. However, we have not established long-term agreements with any third-party manufacturers for the supply of any of our product candidates. There are a limited number of manufacturers that operate under cGMP regulations and that are capable of and willing to manufacture our lead product candidates utilizing the manufacturing methods that are required to produce our product candidates, and our product candidates will compete with other product candidates for access to qualified manufacturing facilities. If we have difficulty locating third-party manufacturers to develop our product candidates for preclinical and clinical work, then our product development programs will experience delays and otherwise suffer. We may also be unable to enter into agreements for the commercial supply of products with third-party manufacturers in the future or may be unable to do so when needed or on acceptable terms. Any such events could materially harm our business.

Reliance on third-party manufacturers entails risks to our business, including without limitation:

●	the failure of the third-party to maintain regulatory compliance, quality assurance, and general expertise in advanced manufacturing techniques and processes that may be necessary for the manufacture of our product candidates;
●	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;
●	failure of the third-party manufacturers to meet the demand for the product candidate, either from future customers or for preclinical or clinical trial needs;
●	the possible breach of the manufacturing agreement by the third-party; and
●	the possible termination or non-renewal of the agreement by the third-party at a time that is costly or inconvenient for us.

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

Materials necessary to manufacture our product candidates may not be available on time, on commercially reasonable terms, or at all, which may delay or otherwise hinder the development and commercialization of those products and product candidates.

We rely on the manufacturers of our product and product candidates to purchase from third-party suppliers the materials necessary to produce the compounds for preclinical and clinical studies and may continue to rely on those suppliers for commercial distribution if we obtain marketing approval or other required certifications for any of our product candidates. The materials to produce our products may not be available when needed or on commercially reasonable terms, and the prices for such materials may be susceptible to fluctuations. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements relating to the commercial production of any of these materials. If these materials cannot be obtained for our preclinical and clinical studies, product testing and potential regulatory marketing authorization of our product candidates will be delayed, which would significantly impact our ability to develop our product candidates and materially adversely affect our ability to meet our objectives and obtain operations success.

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

We compete with other pharmaceutical and medical device companies, including companies that may develop products that make our product and product candidates less attractive or obsolete.

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

If we fail to generate market acceptance of our product and product candidates and establish programs to educate and train surgeons as to the distinctive characteristics of our product and product candidates, we will not be able to generate revenues on our product candidates.

Acceptance in the marketplace of the AC5 Advanced Wound System and our lead product candidates depends in part on our and our third-party contractors’ ability to establish programs for the training of surgeons in the proper usage of those product candidates, which will require significant expenditure of resources. Convincing surgeons to dedicate the time and energy necessary to properly train to use new products and techniques is challenging, and we may not be successful in those efforts. If surgeons are not properly trained, they may ineffectively use our product candidates. Such misuse could result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us. Accordingly, even if our product candidates are superior to alternative treatments, our success will depend on our ability to gain and maintain market acceptance for those product candidates among certain select groups of the population and develop programs to effectively train them to use those products. If we fail to do so, we will not be able to generate revenue from product sales and our business, financial condition and results of operations will be adversely affected.

The use of our product and product candidates in human subjects may expose us to product liability claims, and we may not be able to obtain adequate insurance or otherwise defend against any such claims.

We face an inherent risk of product liability claims and currently have product liability and clinical trial liability coverage. If claims against us exceed any applicable insurance coverage we may obtain, then our business could be adversely impacted. Regardless of whether we would be ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources, which could significantly harm our business.

Risks Related to our Intellectual Property

If we are unable to obtain and maintain protection for intellectual property rights that we own, seek, or have licensed from other parties, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability to obtain and maintain protection in the U.S. and other countries for the intellectual property rights covering or incorporated into our technology and products. The ability to obtain patents covering technology in the field of medical devices generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain and maintain patent protection relating to our technology or products. Many of our owned or licensed patent applications are pending. Even if issued, patents issued or licensed to us may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products. Because our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis, other parties may be able to develop, manufacture, market and sell products with similar features covered by the same patent rights and technologies, which in turn could significantly undercut the value of any of our product candidates and adversely affect our business. Our licensed MIT European patent No. 1879606 was opposed; however, this patent was maintained in amended form following an administrative hearing. Both parties appealed this decision. MIT granted European patent EP1879606, to which Arch Therapeutics has an exclusive license, was the subject of a hearing at the European Patent Office (the “EPO”) Board of Appeal (the “Board”) on November 26, 2021 as a result of an appeal by MIT to obtain broader claim scope than was upheld by the European Patent Opposition Division in 2016 and appeals by opponents for the upheld scope to be denied to MIT. At the oral proceedings, in light of concerns expressed by the Board, MIT withdrew its appeal and the affected claims, resulting in a formal revocation of the European patent. There is a pending divisional patent application in which the concerns that the Board expressed can be addressed. MIT can file further divisional patent applications to seek additional claim scope. There is no guarantee that any divisional patent application will result in a granted patent or that any granted patent will not be opposed and revoked. The Board’s decision is in relation to the granted European patent EP1879606 and the various national patents that are derived therefrom, and it has no legal significance outside of Europe except in Hong Kong. Further, we cannot be certain that we were the first to make the inventions claimed in the patents we own or license, or that protection of the inventions set forth in those patents was the first to be filed in the U.S. Third parties that have filed patents or patent applications covering similar technologies or processes may challenge our claim of sole right to use the intellectual property covered by the patents we own or exclusively license. Moreover, changes in applicable intellectual property laws or interpretations thereof in the U.S. and other countries may diminish the value of our intellectual property rights or narrow the scope of our patent protection. Any failure to obtain or maintain adequate protection for our intellectual property would materially harm our business, product development programs and prospects. In addition, our proprietary information, trade secrets and know-how are important components of our intellectual property rights. We seek to protect our proprietary information, trade secrets, know-how and confidential information, in part, with confidentiality agreements with our employees, corporate partners, outside scientific collaborators, sponsored researchers, consultants and other advisors. We also have invention or patent assignment agreements with our employees and certain consultants and advisors. If our employees or consultants breach those agreements, we may not have adequate remedies for any of those breaches. In addition, our proprietary information, trade secrets and know-how may otherwise become known to or be independently developed by others. Enforcing a claim that a party illegally obtained and/or for which a party is using our proprietary information, trade secrets and/or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to defend, enforce and/or determine the scope of our intellectual property rights, and failure to obtain or maintain protection thereof could adversely affect our competitive business position and results of operations.

Many of our owned patent applications are pending, and our patent portfolio includes certain patents and applications that are in-licensed on a non-exclusive basis.

As of November 5, 2021, we either own or license from others a number of U.S. patents, U.S. patent applications, foreign patents and foreign patent applications.

We have entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (“MIT”) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include a total of 22 patents and pending applications drawn to self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof in a total of nine jurisdictions. The portfolios include five issued U.S. patents (US 9,511,113; US 9,084,837; US 10,137,166; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent patent term extension), as well as fifteen patents that have been either allowed, issued or granted in foreign jurisdictions.

The three portfolios non-exclusively licensed from MIT include a number of US and foreign applications, including three issued U.S. patents (US 7,846,891; US 7,713,923; and US 8,901,084) that expire not before 2024 (absent patent term extension), as well as four patents that have been issued or granted in foreign jurisdictions.

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

As of September 30, 2021, our articles of incorporation authorize the issuance of up to 800,000,000 shares of Common Stock.

In connection with the 2021 Private Placement Financing, we issued to the investors in the 2021 Private Placement Financing an aggregate of 43,125,004 shares of Common Stock and Series K Warrants to acquire up to an additional 32,343,754 shares of Common Stock at an exercise price of $0.17 per share. In addition, we also issued designees of the Placement Agent Placement Agent Warrants to acquire up to 3,234,375 shares of Common Stock at an exercise price of $0.20 per share. As of December 16, 2021, up to 32,343,754 shares may be acquired upon the exercise of the Series K Warrants and up to 3,234,375 shares may be acquired upon the exercise of the Placement Agent Warrants.

In June 2020, we issued certain of holders of our Series D Warrants Series J Warrants to acquire up to 3,886,364 shares of our Common Stock at an initial exercise price of $0.25 per share as consideration for those holders exercising their Series D Warrants in full to acquire 5,181,819 shares of our Common Stock at $0.18 per share. As of December 16, 2021, up to 3,886,364 shares may be acquired upon the exercise of the Series J Warrants.

In connection with the October 2019 Financing that closed on October 18, 2019, we issued an aggregate of 14,285,714 shares of our Common Stock, which equaled approximately 8% of the 173,577,233 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the October 2019 Financing. Upon the closing of the October 2019 Financing, we also issued Series I Warrants to acquire up to an additional 14,285,714 shares of our Common Stock at an initial exercise price of $0.22 per share and additional warrants to acquire up to an additional 1,071,429 shares of our Common Stock at an initial exercise price of $0.21875 per share to designees of the Placement Agent (the “2019 Placement Agent Warrants”). As of December 16, 2021, up to 14,285,714 shares may be acquired upon the exercise of the Series I Warrants and up to 1,071,429 shares may be acquired upon the exercise of the 2019 Placement Agent Warrants.

In connection with the financing that closed on May 14, 2019 (the “2019 Financing”), we issued an aggregate of 8,615,384 shares of our Common Stock, which equaled approximately 5% of the 164,961,849 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2019 Financing. Upon the closing of the 2019 Financing, we also issued Series H Warrants to acquire up to an additional 8,615,384 shares of our Common Stock at an initial exercise price of $0.40 per share. As of December 16, 2021, up to 8,615,384 shares may be acquired upon the exercise of the Series H Warrants.

In connection with the 2018 Financing that closed on July 2, 2018, we issued an aggregate of 9,070,000 shares of our Common Stock, which equaled approximately 6% of the 154,052,013 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2018 Financing. Upon the closing of the 2018 Financing, we also issued Series G Warrants to acquire up to an additional 6,802,500 shares of our Common Stock at an initial exercise price of $0.70 per share. As of December 16, 2021, up to 6,802,500 shares may be acquired upon the exercise of the Series G Warrants.

In connection with the 2017 Financing that closed on February 24, 2017, we issued an aggregate of 10,166,664 shares of our Common Stock, which equaled approximately 7% of the 136,745,712 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2017 Financing. Upon the closing of the 2017 Financing, we also issued Series F Warrants to acquire up to an additional 5,591,664 shares of our Common Stock at an initial exercise price of $0.75 per share. As of December 16, 2021, up to 5,591,664 shares may be acquired upon the exercise of the Series F Warrants.

In connection with the 2016 Private Placement Financing that closed on May 26, 2016, we issued an aggregate of 9,418,334 shares of our Common Stock, which equaled approximately 8% of the 118,592,070 shares of our Common Stock that were issued and outstanding immediately prior to the commencement of the 2016 Private Placement Financing. Upon the closing of the 2016 Private Placement Financing, we also issued Series E Warrants to acquire up to an additional 7,063,748 shares of our Common Stock at an initial exercise price of $0.4380 per share. As of December 16, 2021, the Series E warrants expired.

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

Additionally, as of December 16, 2021, 4,278,356 shares of Common Stock were reserved for future issuance under the 2013 Plan, of which 24,899,014 shares are subject to outstanding option awards granted under the 2013 Plan at exercise prices ranging from $0.09 to $0.72 per share and with a weighted average exercise price of $0.29 per share and the numbers issuable under the 2013 Plan will increase by up to 3 million shares on the first business day of each following fiscal year as set forth in the 2013 Plan. Finally, in addition to the Series K Warrants, Placement Agent Warrants, Series J Warrants, Series I Warrants, 2019 Placement Agent Warrants, Series H Warrants granted in connection with the 2019 Financing, the Series G Warrants granted in connection with the 2018 Financing, the Series F Warrants granted in connection with the 2017 Financing, the Series E Warrants granted in connection with the 2016 Private Placement Financing and the shares of Common Stock potentially issuable under the Convertible Notes, there are currently outstanding warrants to acquire up to 145,985 shares of our Common Stock which are related to the Massachusetts Life Sciences Center (“MSLC”) note. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

In addition to capital raising activities, other possible business and financial uses for our authorized Common Stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of Common Stock, issuing shares of our Common Stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, compensating consultants by issuing shares or options to purchase shares of our Common Stock, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest. By way of example, on (i) September 27, 2021, we issued 300,000 shares of restricted stock in connection with our entrance into separate consulting agreement with Michael J. Parker, in consideration of the services to be provided under and in accordance with the terms of each consulting agreement. Additionally, shares of Common Stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. We cannot provide assurances that any issuances of Common Stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our Common Stock. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our Common Stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Future sales of our Common Stock or rights to purchase Common Stock, or the perception that such sales could occur, could cause our stock price to fall.

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of December 16, 2021, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2022. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of December 16, 2021, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer, James R. Sulat, a director and Punit Dhillon, a director beneficially own (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 8% of our shares of Common Stock. Accordingly, these members of our Board of Directors and management team have substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. In April 2015, we moved our corporate offices to a property in Framingham, Massachusetts. In July 2017, we entered into a three year operating lease commencing October 1, 2017 and ending on September 30, 2020 at our current location. During August 2020, we extended the lease through September 30, 2021 at our current location. During October 2021, we extended the lease through March 31, 2022 at our current location.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the OTCQB over-the-counter quotation system under the stock symbol “ARTH”. Our Common Stock began quotation on the OTC Bulletin Board BB (‘OTCBB”) and the OTCQB on June 27, 2013 and since that date has been primarily traded on the OTCQB. There was no trading of our Common Stock on the OTCBB, OTCQB or any other over-the-counter market prior to January 2, 2013. Although our Common Stock is currently quoted on the OTCQB, there is a limited trading market for our Common Stock and there have been few trades in our Common Stock to date. Because our Common Stock is thinly traded on the OTCQB, (i) any reported sale prices may not be a true market-based valuation of our Common Stock; and (ii) such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of December 16, 2021, there were approximately 100 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Recent sales of unregistered securities and use of proceeds

On February 11, 2021, the company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and accredited investors (collectively, the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of (i) 43,125,004 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), and (ii) Series K Warrants (the “Series K Warrants”) to purchase an aggregate of 32,343,753 shares (the “Warrant Shares”) of Common Stock, at a combined offering price of $0.16 per share and related warrant (the “2021 Financing”). The aggregate gross proceeds for the sale of the Shares and Series K Warrants were approximately $6.9 million, before deducting the placement agent’s fees and expenses and other offering expenses payable by the Company. The net proceeds to the Company from the 2021 Financing, after deducting the placement agent’s fees and expenses other Company’s estimated offering expenses and excluding the proceeds, if any, from the exercise of the Series K Warrants and Placement Agent Warrants (as defined below), were approximately $6.2 million.

Upon the closing of the 2021 Financing, the Investors were issued Series K Warrants to purchase up to an aggregate of 32,343,753 shares of the Company’s Common Stock in the aggregate. The Series K Warrants (i) have an exercise price of $0.17 per share; (ii) have a term of exercise equal to 5.5 years after their issuance date; (iii) be exercisable immediately after their issuance; and (iv) have a provision preventing the exercisability of such Series K Warrant if, as a result of the exercise of the Series K Warrant, the holder, together with its affiliates and any other persons whose beneficial ownership of Company Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than either 4.99% or 9.99% of the Company’s Common Stock immediately after giving effect to the exercise of the Series K Warrant.

The issuance and sale of the Shares, Series K Warrants and Warrant Shares (collectively, the “Securities”) has not been, and will not upon issuance be, registered under the Securities Act, and the Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Securities will be issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated under Securities Act based on the following facts: each of the Investors has represented that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act; that it is acquiring the Securities for its own account and not with a view towards, or for resale in connection with, the public sale or distribution thereof in violation of applicable securities laws and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Securities to the Investors; and the Securities will be issued as restricted securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-K . This discussion and analysis contains forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, and in some cases, you can identify these statements by forward-looking words such as “if,” “will,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to Arch’s current cash position and its need to raise additional capital in order to be able to continue to fund its operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of Arch’s outstanding options and warrants; Arch’s limited operating history which may make it difficult to evaluate Arch’s business and future viability; Arch’s ability to timely commercialize and generate revenues or profits from our AC5 Advanced Wound System and product candidates; Arch’s ability to achieve the desired regulatory approvals in the United States or elsewhere; Arch’s ability to retain its managerial personnel and to attract additional personnel; the strength of Arch’s intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified under the caption “Risk Factors” in this Form 10-K and in the documents Arch has filed, or will file with the SEC. We undertake no duty to update any of these forward-looking statements after the date of filing of this Form 10-K to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

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

Liquidity

We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System. We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. For the year ended September 30, 2021, we had a net loss of $6,240,482 versus a net loss of $4,691,377 in the prior year. The losses for each of the years ended September 30, 2021 and 2020 can be attributable to research and development expenses, including regulatory approval and product research, and general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application and after costs, general corporate legal expenses all of which were partially offset by adjustments to the derivative liabilities and, for the fiscal year ended September 30, 2021, a gain on the forgiveness of the PPP loan. Cash used in operating activities increased $913,873 during the year ended September 30, 2021 to $5,958,628, compared to $5,044,755 for the year ended September 30, 2020. Cash at September 30, 2021 increased by $1,307,330 to $2,266,639 compared to $959,309 as of September 30, 2020.

Business Overview

We are a biotechnology company marketing or developing a number of products based on our innovative AC5® self-assembling technology platform. We believe these products can be important advances in the field of stasis and barrier applications, which includes stopping bleeding (“hemostasis”), controlling leaking (“sealant”) and managing wounds created during surgery, trauma or interventional care or from disease. We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System and have devoted substantially all of our operational effort to the research, development and regulatory programs necessary to turn our core technology into commercial products. Our goal is to make care faster and safer for patients with products for use in external wounds, which we refer to as Dermal Sciences applications, and products for use inside the body, which we refer to as Biosurgery applications.

Core Technology

Our flagship products and product candidates are derived from our AC5® self-assembling peptide (SAP) technology platform and are sometimes referred to as AC5 or the “AC5 Devices.” These include AC5® Advanced Wound System and AC5® Topical Hemostat, which have received marketing authorization as medical devices in the United States and Europe, respectively, and which are intended for skin applications, such as management of complicated chronic wounds or acute surgical wounds. Other products are in development for use in minimally invasive or open surgical procedures and include, for example, AC5-GTM for gastrointestinal endoscopic procedures and AC5-V® and AC5® Surgical Hemostat for hemostasis inside the body, all of which are currently investigational devices limited by law to investigational use.

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

We believe that our technology lends itself to a range of potential applications in which there is a wound inside or on the body, and in which there is need for a hemostatic agent or sealant. For instance, the results of certain preclinical and clinical investigations that either we have conducted or others have conducted on our behalf have shown quick and effective hemostasis with the use of AC5 SAP technology, and that time to hemostasis (“TTH”) is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called “blood thinners.” Furthermore, the transparency and physical properties of certain AC5 Devices may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as surgery starts, a concept that we call Crystal Clear Surgery (TM). An example of a product that contains related features and benefits is AC5 Topical Hemostat, which is indicated for use as a dressing and to control mild to moderate bleeding, each during the management of injured skin and the micro-environment of an acute surgical wound.

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

The estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this filing. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently anticipate, as of December 16, 2021 we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2022. We could spend our financial resources much faster than we expect, in which case we would need to raise additional capital as our current funds may not be sufficient to operate our business for the entire duration of that period.

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

Commercialization

Our commercialization efforts are currently focused on our Dermal Sciences products, AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe. The indication for use, or purpose, for each product follows:

●	Under the supervision of a health care professional, AC5 Advanced Wound System is a topical dressing used for the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds.
●	AC5® Topical Hemostat is intended for use locally as a dressing and to control mild to moderate bleeding, each during the management of injured skin and the micro-environment of an acute surgical wound.

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

We announced receipt of 510(k) premarket notification clearances for AC5® Advanced Wound System on December 17, 2018, providing marketing authorization, and on March 23, 2020, clearing use of an additional supplier and additional manufacturing processes. We announced receipt of the CE mark for AC5 Topical Hemostat on April 13, 2020.

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

During November 2020, the Company applied for forgiveness of the Paycheck Protection Program(“PPP”) loan. The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred until the SBA makes a decision on our loan forgiveness application. Unless the PPP Loan is forgiven, the Company will be required to make monthly payments of principal and interest of approximately $20,000 to the Lender. On May 28, 2021, the Company received notice that the SBA completed review and all principal and interest has been forgiven.

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

On February 12, 2021, the Company announced that it had entered into a securities purchase agreement with certain institutional and accredited investors as of February 11, 2021 to raise approximately $6.9 million through the issuance of an aggregate of 43,125,004 shares of its common stock and warrants to purchase up to an aggregate of 32,343,753 shares of common stock, at a combined purchase price of $0.16 per share of common stock and associated warrant in a private placement (the “2021 Financing”). The Series K Warrants have an exercise price of $0.17 per share and are exercisable for a period of 5.5 years. The gross proceeds to Arch from the 2021 Financing, which closed on February 17, 2021, were approximately $6.9 million before deducting financing costs of approximately $700,000. The Company believes that its cash on hand, not including that which may be derived from any potential revenue generation, will meet its anticipated cash requirements into the second quarter of fiscal 2022.

The Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) as exclusive placement agent for the 2021 Financing. Pursuant to the Company’s engagement letter with the Placement Agent, the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 3,234,375 shares (the “Placement Agent 2 Warrants”). The Placement Agent 2 Warrants have substantially the same terms as the Series K Warrants, except that the exercise price of the Placement Agent Warrants is $0.20 per share.

During the second quarter of fiscal 2021, the Company completed the first sale of its first product, AC5(R) Advanced Wound System, to an early adopter who had devoted considerable time and resources to collecting and compiling clinical outcomes data for the purpose of publication. The sale price was discounted to $2,000 per unit in consideration of certain related services rendered to the Company through the date of sale. Our expectation that comparable sales would continue and increase in subsequent quarters proved incorrect, we believe, due to two factors. First, it took significantly longer than planned to secure and train a highly qualified internal and external sales team. Second, as the pandemic in the US began to wane, access to hospitals, clinics, and medical centers proved more challenging than anticipated. While uncertainty remains as to when or if Arch will achieve significant revenue, we remain excited about the size of the overall market opportunity as well as the early clinical results of our AC5(R) Advanced Wound System. To that end, Arch has invested further into its overall commercialization strategy, including the hiring of a national vice president of sales and two regional sales directors. Other key commercialization initiatives include i) the launch of a national pilot program to establish reimbursement and otherwise support our ongoing efforts to secure a permanent CPT code, and ii) ongoing efforts to secure inclusion on a government supply schedule to drive activity in the VA hospital system.

In August 2021, the U.S. Department of Justice (DOJ) filed a criminal complaint against Dr. Avtar Dhillon alleging his participation in a securities fraud scheme. DOJ alleged that Dr. Dhillon concealed his ownership of millions of shares in two microcap companies (including Arch), for which he served as the chairman of the board of directors, and that he then secretly directed the shares’ sale, generating approximately $2.19 million in proceeds. DOJ also alleged that Dr. Dhillon, when later giving sworn testimony before the U.S. Securities & Exchange Commission (SEC), twice withheld from investigators his beneficial interest in the accounts through which the shares were sold, and that he lied to investigators about his awareness of whether anyone had sold shares in Arch. Dr. Dhillon was charged with one count of conspiracy to commit securities fraud, one count of securities fraud, and two counts of obstructing a proceeding of the SEC.

At the same time, the SEC charged Dr. Dhillon with violations of the antifraud, registration, and reporting provisions of federal securities laws in connection with the sales of securities of certain public companies, including his sale of shares of common stock of Arch. The SEC is seeking permanent injunctions, conduct-based injunctions, disgorgement of allegedly ill-gotten gains plus interest, civil penalties, penny stock bars, and an officer and director bar for Dr. Dhillon.

Dr. Dhillon served as the Chairman of the Board of Arch from April 2013 through July 2018, and as an advisor to Arch from July 2018 through August 6, 2021. Arch has fully cooperated with the DOJ and SEC and has not been implicated in or charged with any wrongdoing.

Results of Operations

The following discussion of our results of operations should be read together with the consolidated financial statements included in this Annual Report and the notes thereto. Our historical results of operations and the period-to-period comparisons of our results of operations that follow are not necessarily indicative of future results.

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020

	September 30,	September 30,	Increase
	2021	2020	(Decrease)
	($)	($)	($)
Revenue	11,565	—	11,565
Operating Expenses
Cost of revenues	26,282	—	26,282
Selling, general and administrative	5,009,323	3,741,020	1,268,303
Research and development	1,353,084	1,611,094	(258,010)
Loss from Operations	(6,377,124)	(5,352,114)	1,025,010
Other income	136,642	660,737	(524,095)
Net loss	(6,240,482)	(4,691,377)	1,549,105

Revenue

Revenue for the year ended September 30, 2021 was $11,565, which was the result of a single transaction with an established key opinion leader that has provided services for compensation in the past and expected to continue to provide services for compensation in the future and a single transaction into a Veterans Administration (“VA”) hospital through our new distribution partner, Lovell Government Services (“LGS”). We did not generate revenue during the fiscal year ended September 30, 2020.

Cost of revenues

Cost of revenues during the year ended September 30, 2021 was $26,282, an increase of $26,282 compared to no cost of revenue for the year ended September 30, 2020. Cost of sales includes product costs, third party warehousing, overhead allocation and royalty expenses.

General and Administrative Expense

General and administrative expenses during the fiscal year ended September 30, 2021 were $5,009,323 an increase of $1,268,303 compared to $3,741,020 for the fiscal year ended September 30, 2020. The increase in general and administrative expense is primarily attributable to increases in payroll costs and corporate legal fees partially offset by a decrease in stock-based compensation, defense of patent and patent prosecution costs and consulting costs. General and administrative expenses are generally expected to increase during fiscal 2022 as a result of the establishment and execution of commercialization efforts, additional staffing, increased stock-based compensation as well as increased costs associated with the Company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the fiscal year ended September 30, 2021 was $1,353,084, a decrease of $258,010 compared to $1,611,094 for the fiscal year ended September 30, 2020. The decrease in research and development expense is primarily attributable to a decrease in product and development costs, preparation of regulatory filings and compensation costs. Research and development expenses are expected to increase during fiscal 2022 as a result of our plans for additional product development, clinical and regulatory programs.

Other Income/(Expense)

Other income during the year ended September 30, 2021 was $136,642, a decrease of $524,095 compared to total other income of $660,737 for the year ended September 30, 2020. The decrease in other income is attributable to a change in fair market value of the derivative liabilities and an increase in interest expense partially offset by the gain on the forgiveness of loan.

Liquidity and Capital Resources

Working Capital

At September 30, 2021, we had total current assets of $3,667,639 (including cash of $2,266,639) and working capital of $1,940,198. Our working capital as of September 30, 2021 and September 30, 2020 is summarized as follows:

	September 30,	September 30,
	2021	2020
Total Current Assets	$3,667,745	$2,142,975
Total Current Liabilities	1,727,547	628,460
Working Capital	$1,940,198	$1,514,515

Total current assets as of September 30, 2021 were $3,667,745, an increase of $1,524,770 compared to $2,142,975 as of September 30, 2020. The increase in current assets is primarily attributable to net proceeds of approximately $6,200,000 raised from the issuance of common stock and warrants in the 2021 Financing, and $1,050,000 received from the issuance of convertible notes. This was partially offset by selling, general and administrative expenses and research and development expenses incurred in connection with activities to develop our primary product candidate. Our total current assets as of September 30, 2021 and September 30, 2020 were comprised primarily of cash, inventory and prepaid expenses and other current assets.

Total current liabilities as of September 30, 2021 were $1,727,547, an increase of $1,099,087 compared to $628,460 as of September 30, 2020. The increase is primarily due to the current portion of the derivative liability, and increases in accrued expense and other current liabilities and accounts payable partially offset by a decrease in the current portion of the PPP loan. Our total current liabilities as of September 30, 2021 were comprised of accounts payable, accrued expenses and other liabilities and the current portion of derivative liabilities. Our total current liabilities as of September 30, 2020 were comprised of accounts payable and accrued expenses and other liabilities and the current portion of the PPP loan.

Cash Flow

	September 30,	September 30,
	2021	2020
Cash Used in Operating Activities	$(5,958,628)	$(5,044,755)
Cash Used in Investing Activities	(3,275)	(2,455)
Cash Provided by Financing Activities	7,269,233	3,826,190
Net increase (decrease) in cash	$1,307,330	$(1,221,020)

Cash Used in Operating Activities

Cash used in operating activities increased $913,873 to $5,958,628 during the fiscal year ended September 30, 2021 compared to $5,044,755 for the fiscal year ended September 30, 2020. The increase in cash used in operating activities is primarily attributable to increases in payroll costs and corporate legal fees.

Cash Used in Investing Activities

Cash used in investing activities increased $820 to $3,275 during the fiscal year ended September 30, 2021, compared to $2,455 during the fiscal year ended September 30, 2020. For the fiscal year ended September 30, 2021, cash used in investing activities is attributed to computer hardware purchases.

Cash Provided by Financing Activities

Cash provided by financing activities increased $3,443,043, to $7,269,233 during the fiscal year ended September 30, 2021, compared to $3,826,190 during the fiscal year ended September 30, 2020. For the year ended September 30, 2021, the cash provided by financing activities resulted from net proceeds of $6,219,233 raised from issuance of common stock and warrants in the 2021 Financing and $1,050,000 from the issuance of Series 2 Convertible Notes. For the year ended September 30, 2020, the cash provided by financing activities resulted from $2,167,162 from the issuance of common stock and warrants in the October 2019 Financing, $176,300 received from the PPP loan, $550,000 received from the issuance of a convertible note and $932,728 from the exercise of Series D Warrants.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of December 16, 2021, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2022. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we do not expect to generate sufficient revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “ RISK FACTORS” in this filing, in which case our current funds may not be sufficient to operate our business for the period we expect.

We have only recently commenced commercial sales of our first product, AC5(R) Advanced Wound System. We expect to generate revenue in the future. That revenue will not be sufficient to fund our business operations and we will need to obtain additional funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2017 SPA and 2018 SPA restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the 2018 Financing collectively own less than 20% of the Series F Warrants and Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail and our stockholders could lose all of their investments.

As previously noted, since inception we have funded our operations primarily through equity and debt financings and we expect to continue to seek to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Additionally, the terms of securities we may issue in future capital-raising transactions may be more favorable for our new investors, and in particular may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have additional dilutive effects. If we obtain additional financing by incurring debt, we may become subject to significant limitations and restrictions on our operations pursuant to the terms of any loan or credit agreement governing the debt. Further, obtaining any loan, assuming a loan would be available when needed on acceptable terms, would increase our liabilities and future cash commitments. We may also seek funding from collaboration or licensing arrangements in the future, which may require that we relinquish potentially valuable rights to our product candidates or proprietary technologies or grant licenses on terms that are not favorable to us. Moreover, regardless of the manner in which we seek to raise capital, we may incur substantial costs in those pursuits, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other related costs. In addition, as described in greater detail under the Risk Factor entitled “The terms of the 2017 Financing, 2018 Financing and 2021 Private Placement Financing could impose additional challenges on our ability to raise funding in the future,” included in this Annual Report on Form 10-K, the 2017 SPA, the 2018 SPA and the 2021 Private Placement Financing impose certain restrictions on our ability to issue equity or debt securities.

Going Concern

We have only recently commenced commercial sales of our first product, AC5(R) Advanced Wound System. From inception, we have had recurring losses from operations. While the Company anticipates that it will have cash on hand into the second quarter of fiscal 2022, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of September 30, 2021, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report on Form 10-K do not include any adjustments that might be necessary should operations discontinue.

Critical Accounting Policies and Significant Judgments and Estimates

Pursuant to certain disclosure guidance issued by the SEC, the SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We do not believe the company has any accounts or circumstances that carry a significant level of estimation uncertainty. Our critical accounting policies that we anticipate will require the application of our most difficult, subjective or complex judgments are as follows:

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

ASU 2020-06, “Debt with Conversion and other Options (subtopic 470-02) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” was issued by the FASB in August 2020. The purpose of this amendment is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liability and equity. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not believe that this guidance will not have a material impact on its consolidated results of operations, financial position or disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2021, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (COSO). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Officer Since
Dr. Terrence W. Norchi	President, Chief Executive Officer and Chairman of the Board of Directors	57	April 2013
James R. Sulat	Director	71	August 2015
Punit Dhillon	Director	41	July 2018
Laurence Hicks	Director	55	September 2021
Michael S. Abrams	Chief Financial Officer	51	May 2021
Daniel M. Yrigoyen	Vice President of Sales	52	July 2021

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Dr. Terrence W. Norchi. Terrence W. Norchi, MD, our co-founder, serves as our President and Chief Executive Officer, and Chairman of the Board. Dr. Norchi also served as our Interim Chief Financial Officer through June 26, 2013. Dr. Norchi has served in similar positions since co-founding ABS, our predecessor company in 2006. Prior to ABS, Dr. Norchi was a portfolio manager of one of the world’s largest healthcare mutual funds and a pharmaceutical analyst at Putnam Investments from April 2002 to September 2004. Prior to that, he served as the senior global biotech and international pharmaceutical equity analyst at Citigroup Asset Management, and as a sell-side analyst covering non-U.S. pharmaceutical equities at Sanford C. Bernstein in New York City. Dr. Norchi earned an M.B.A. from the Massachusetts Institute of Technology, Sloan School of Management in 1996. Dr. Norchi earned an M.D. degree in 1990 from Northeast Ohio Medical University and completed his internal medicine residency in 1994 at Baystate Medical Center, Tufts University School of Medicine, where he was selected to serve as the Chief Medical Resident. Dr. Norchi brings to our Board of Directors and management team invaluable experience and knowledge of our core technology and proposed product candidates as a result of his first-hand experience with the development of that technology, having ushered it from the research laboratory to its current stage of development. His investing experience as a former public company analyst and a portfolio manager provides further insights and value as the company advances toward commercialization. Dr. Norchi serves on the Board of Advisors of the Boston Museum of Science.

James R. Sulat. Mr. Sulat joined our Board of Directors in August 2015. Mr. Sulat has served as a member of the Supervisory Board for Valneva SE, a European biotech company focusing on vaccines, since 2005. Previously, Mr. Sulat served as the Chief Executive Officer and Chief Financial Officer for Maxygen, Inc., from 2009 to 2013. Mr. Sulat also served as a member of the Board of Directors for Maxygen, Inc., from 2003 to 2013. Prior to that, Mr. Sulat served as the Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors for Memory Pharmaceuticals Corp., from 2005 to 2008. Mr. Sulat previously served in senior executive roles for R.R. Donnelley & Sons, Co., Chiron Corporation, Stanford Health Services, Inc., and Esprit de Corp, Inc. Mr. Sulat also previously served as a member of the Board of Directors for Momenta Pharmaceuticals, Inc., Tolero Pharmaceuticals, Inc., Diadexus, Inc., Codexis, Inc., Ariat International, Inc., General Surgical Innovations, Inc., Vans, Inc., and AMAG Pharmaceuticals, Inc Mr. Sulat received a B.S. in Administrative Sciences from Yale University, and an M.B.A. and an M.S. in Health Services Administration from Stanford University. Mr. Sulat’s experience in the pharmaceutical industry provides value his role as a member of the Board.

Punit Dhillon. Mr. Dhillon joined our Board of Directors in July 2018. Mr. Dhillon brings over 15 years of global industry experience to Arch’s Board with a wealth of knowledge and experience operationally in medical devices, advancing programs from scientific research through clinical development, regulatory approval, and into healthcare systems globally. Mr. Dhillon’s business and management experience includes corporate finance, integration, intellectual property licensing, strategy implementation, mergers and acquisitions and collaborations with academic and other institutions. Strategic partnerships established by Mr. Dhillon include early and late stage deals with Merck and Pfizer. Mr. Dhillon co-founded and previously served as Chief Executive Officer and a member of the board of directors of OncoSec, a biotechnology company pioneering new technologies to stimulate the body’s immune system to target and attack cancer. Prior to that, Mr. Dhillon served as Vice President of Finance and Operations at Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation), a DNA vaccine development company, from September 2003 until March 2011. Mr. Dhillon is also a director of Emerald Health Sciences, Inc. and Audit Committee Chair of Emerald Health Therapeutics, Inc. (TSXV: EMH) and Emerald Bioscience, Inc. (OTCQB: NMUS). Mr. Dhillon was recognized as one of the "Top 100 CEOs" by PharmaVoice in 2013, as "Most Admired CEO" by The San Diego Business Journal in 2016, and as a finalist for Ernst & Young’s Annual "Entrepreneur of the Year." Mr. Dhillon has a Bachelor of Arts with honors in Political Science and a minor in Business Administration from Simon Fraser University. Mr. Dillon’s experience in the medical device and health care industries provide value to his role as a member of the Board.

Laurence Hicks. Mr. Hicks, has been the chief executive officer of Healthcare Components Group, a global manufacturer of OEM and replacement parts used for the manufacture and repair of medical devices, since 2021. From 2016 until 2021, when it merged into Healthcare Components Group, Mr. Hicks was chief executive officer of 2506052 Ontario Inc., a holding company for American Optics, Endoscopy Replacement Parts and Micro Optics Europe, which sell components used in the manufacturing and repair of endoscopes worldwide. He has held medical device leadership roles at ACMI, Karl Storz Endoscopy and NeuroTherm. Mr. Hicks’ experience in the medical device industry provides value to his role as a member of the Board.

Michael S. Abrams. Mr. Abrams has over 25 years of experience as a Chief Financial Officer to numerous public and private companies; principal investor; investment banker; merchant banker; strategic and financial advisor; and Board member. Mr. Abrams’ capabilities span a broad range of activities with a particular expertise in the areas of operational management, complex financial engineering, financial advisory, and capital markets strategy primarily for companies in the technology and healthcare sectors. Mr. Abrams graduated with an MBA with Honors from the Booth School of Business at the University of Chicago and received his BBA with Honors from the University of Massachusetts at Amherst as a William F. Field Alumni scholar, an award given annually to the top finance student in the class.

Daniel M. Yrigoyen. Mr. Yrigoyen has over 25 years of healthcare experience with a proven track record of driving business growth. Mr. Yrigoyen’s capabilities span a broad range of activities with expertise in the areas of new product launches, business process development, sales strategy, revenue generation and growth, metrics-driven performance management, and strategic partnership development. Most recently, Mr. Yrigoyen served as Vice President, Sales & Channel Distribution for Medela, Inc., a global medical device company. Prior to that, he served as General Manager and led both domestic and international commercial initiatives at Hollister, Inc., a worldwide manufacturer of healthcare products. Mr. Yrigoyen graduated with an MBA from the Kellogg School of Management at Northwestern University.

Term of Office of Directors

Our directors are appointed and serve until their successor has been duly elected and qualified, or until the earlier of their death, resignation or removal.

Family Relationships

On July 20, 2018, the Company announced that the Board appointed Punit Dhillon (“Mr. Dhillon”), the co-founder and former President and CEO of OncoSec Medical Incorporated (“OncoSec”), a biotechnology company pioneering new technologies to stimulate the body’s immune system to target and attack cancer, as a director of the Company effective on July 19, 2018. Mr. Dhillon is the nephew of Dr. Avtar Dhillon (“Dr. Dhillon”), who was previously chairman of the board of directors of the Company, was previously a member of the board of directors of OncoSec, and Chairman of the board of directors of Emerald Health Sciences, Inc.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. SEC regulations require us to identify in this report anyone who filed a required report late during our most recent fiscal year.

Based on our review of forms we received or written representations from reporting persons, we believe that all reports of securities ownerships and changes in such ownership required to be filed during the year ended September 30, 2021 were timely filed, except that Mr. Yrigoyen filed late reports on each of Form 3 and Form 4 on August 11, 2021, reporting one transaction, and Messrs. Yrigoyen, Abrams, Sulat and Punit each filed one late Form 4 on October 1, 2021 reporting one transaction each.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the fiscal years ended September 30, 2021 and September 30, 2020 for (i) our principal executive officer; (ii) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during our last completed fiscal year; and (iii) certain of our other executive officers, whose compensation is voluntarily provided.

Summary Compensation Table

				Stock	Option	All other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name	Year	($)	($)	($)	($) (1)	($)	($)
Dr. Terrence W. Norchi	2021	450,500	27,030	—	157,400	—	634,930
President and Chief Executive Officer	2020	438,111	81,090	—	178,300	—	697,501

Michael S. Abrams Chief Financial Officer	2021	135,417	—	—	66,895	—	202,312
Daniel Yrigoyen VP of Sales	2021	64,299	—	13,500	27,545	—	105,344

(1)	Represents the aggregate grant date fair values of awards granted during the fiscal year ended September 30, 2021 under ASC Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by our executive officers. For information on the valuation assumptions with respect to option grants made during the fiscal year ended September 30, 2021 refer to Note 11 “Stock-Based Compensation” in our consolidated financial statements included in this filing.

Employment Agreements with Named Executive Officers

Terrence W. Norchi

On June 25, 2013, we entered into an executive employment agreement with Dr. Terrence W. Norchi, our President and Chief Executive Officer and a member of our Board of Directors, which became effective as of June 26, 2013. Dr. Norchi’s employment agreement continues until terminated by Dr. Norchi, or us and provided for an initial annual base salary of $275,000, and eligibility to receive an annual cash bonus in an amount up to 30% of Dr. Norchi’s then-current annual base salary. In addition, Dr. Norchi’s employment agreement provides that his annual base salary will be reviewed from time to time in accordance with the established procedures of the Company for adjusting salaries for similarly situated employees. Annual bonuses are awarded at the sole discretion of our Board of Directors. If Dr. Norchi’s employment is terminated by us (unless such termination is “For Cause” (as defined in his employment agreement)), or by Dr. Norchi for “Good Reason” (as defined in his employment agreement), then Dr. Norchi, upon signing a release in favor of the Company, will be entitled to severance in an amount equal to 12 months of Dr. Norchi’s then-current annual base salary, payable in the form of salary continuation, plus, if Dr. Norchi elects and subject to certain other conditions, payment of Dr. Norchi’s premiums to continue his group health coverage under COBRA until the earlier of (i) 12 months following the date of such termination; or (ii) the date Dr. Norchi becomes covered under another employer’s health plan. In addition, Dr. Norchi’s employment agreement provides that, in the event of a change of control of the Company, termination by Dr. Norchi for Good Reason, termination by the Company for any reason other than For Cause, or termination as a result of Dr. Norchi’s death, all unvested shares under outstanding equity grants to Dr. Norchi, if any, shall automatically accelerate and become fully vested. On March 13, 2014, Dr. Norchi’s employment agreement was amended to increase his annual base salary to $325,000, retroactively effective as of February 1, 2014, and increase his cash bonus eligibility from 30% of his annual base salary to 35% of his annual base salary. In connection with the Board of Directors’ annual review of Dr. Norchi’s base salary, Dr. Norchi’s annual base salary was increased to $425,000 effective July 1, 2017. In connection with the Board of Directors’ annual review of Dr. Norchi’s base salary, Dr. Norchi’s annual base salary was increased to $450,500 effective August 1, 2019.

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

Michael S. Abrams

On March 31, 2021, we entered into an executive employment agreement with Mr. Abrams, our Chief Financial Officer and Treasurer. The agreement continues until terminated by us or by Mr. Abrams. Pursuant to the terms of the agreement, Mr. Abrams is entitled to an initial annual base salary of $325,000 and is eligible to receive an annual cash bonus in an amount of up to 30% of Mr. Abrams’ then-current annual base salary. Annual bonuses are awarded at the sole discretion of our Board of Directors. In addition, Mr. Abrams’ employment agreement provides that his annual base salary will be reviewed by the Board of Directors (or any committee thereof), with such input as it may request from the Company’s Chief Executive Officer, from time to time but at least on an annual basis, in accordance with the established procedures of the Company for adjusting salaries for similarly situated employees. If Mr. Abrams’ employment is terminated by us at any time after 30 days after the start date (unless such termination is “For Cause” (as defined in his employment agreement)), or by Mr. Abrams for “Good Reason” (as defined in his employment agreement), then Mr. Abrams, upon signing a release in favor of the Company, would be entitled to severance in an amount equal to six months of Mr. Abrams’ then-current annual base salary, payable in the form of salary continuation, plus, if Mr. Abrams elects and subject to certain other conditions, payment of Mr. Abrams’ premiums to continue his group health coverage under COBRA until the earlier of (i) 12 months following the date of such termination; or (ii) the date Mr. Abrams becomes covered under another employer’s health plan. In addition, Mr. Abrams’ employment agreement provides that, in the event of a change of control of the Company or his employment is terminated by the Company for any reason other than For Cause, all unvested shares under outstanding equity grants to Mr. Abrams, if any, shall automatically accelerate and become fully vested.

The agreement provides the following definitions of “For Cause” and “Good Reason”: (a) “For Cause” is (i) Mr. Abrams commits a crime involving dishonesty, breach of trust, or physical harm to any person; (ii) Mr. Abrams willfully engages in conduct that is in bad faith and materially injurious to the Company, including without limitation misappropriation of trade secrets, fraud or embezzlement; (iii) Mr. Abrams commits a material breach of this Agreement or the Proprietary Information Agreement, which breach is not cured within twenty calendar days after written notice to Executive from the Company (to the extent curable); (iv) Mr. Abrams willfully refuses to implement or follow a lawful policy or directive of the Company, which breach is not cured within twenty calendar days after written notice to Executive from the Company; or (v) Mr. Abrams engages in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally. The Company may terminate Mr. Abrams’ employment For Cause at any time, without any advance notice. The Company shall pay Mr. Abrams all compensation to which Mr. Abrams is entitled up through the date of termination, subject to any other rights or remedies of the Company under law, and thereafter all obligations of the Company under this Agreement shall cease.

Daniel M. Yrigoyen

On July 12, 2021, we entered into an executive employment agreement with Mr. Yrigoyen, our Vice President of Sales. The agreement continues until terminated by us or by Mr. Yrigoyen. Pursuant to the terms of the agreement, Mr. Yrigoyen is entitled to an initial annual base salary of $225,000 and is eligible to receive regular commission payments of up to $8,333.33 per month, depending on the achievement of established objectives; provided, however, that for the first nine (9) months of employment, Mr. Yrigoyen shall be entitled to receive the full commission of $8,333.33 per month regardless of whether the applicable performance objectives are met

In addition, Mr. Yrigoyen’s employment agreement provides that his annual base salary will be reviewed by the Board of Directors (or any committee thereof), with such input as it may request from the Company’s Chief Executive Officer, from time to time but at least on an annual basis, in accordance with the established procedures of the Company for adjusting salaries for similarly situated employees. If Mr. Yrigoyen’s employment is terminated by us at any time after 30 days after the start date (unless such termination is “For Cause” (as defined in his employment agreement)), or by Mr. Yrigoyen for “Good Reason” (as defined in his employment agreement), then Mr. Yrigoyen, upon signing a release in favor of the Company, would be entitled to severance in an amount equal to six months of Mr. Yrigoyen’s then-current annual base salary, payable in the form of salary continuation, plus, if Mr. Yrigoyen elects and subject to certain other conditions, payment of Mr. Yrigoyen’s premiums to continue his group health coverage under COBRA until the earlier of (i) 12 months following the date of such termination; or (ii) the date Mr. Yrigoyen becomes covered under another employer’s health plan. In addition, Mr. Yrigoyen’s employment agreement provides that, in the event of a change of control of the Company or his employment is terminated by the Company for any reason other than For Cause, all unvested shares under outstanding equity grants to Mr. Yrigoyen, if any, shall automatically accelerate and become fully vested.

The agreement provides the following definitions of “For Cause” and “Good Reason”: (a) “For Cause” is (i) Mr. Yrigoyen commits a crime involving dishonesty, breach of trust, or physical harm to any person; (ii) Mr. Yrigoyen willfully engages in conduct that is in bad faith and materially injurious to the Company, including without limitation misappropriation of trade secrets, fraud or embezzlement; (iii) Mr. Yrigoyen commits a material breach of this Agreement or the Proprietary Information Agreement, which breach is not cured within twenty calendar days after written notice to Executive from the Company (to the extent curable); (iv) Mr. Yrigoyen willfully refuses to implement or follow a lawful policy or directive of the Company, which breach is not cured within twenty calendar days after written notice to Mr. Yrigoyen from the Company; or (v) Mr. Yrigoyen engages in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally. The Company may terminate Mr. Yrigoyen’s employment For Cause at any time, without any advance notice. The Company shall pay Mr. Yrigoyen all compensation to which Mr. Yrigoyen is entitled up through the date of termination, subject to any other rights or remedies of the Company under law, and thereafter all obligations of the Company under this Agreement shall cease.

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the aggregate number of option and stock awards held by our named executive officers at September 30, 2021:

	Option Awards					Stock Awards
								Market
	Number of	Number of				Number of		Value
	Securities	Securities				Shares or		of Shares
	Underlying	Underlying				Units of		or Units of
	Unexercised	Unexercised		Option		Stock That		Stock That
	Options	Options		Exercise	Option	Have Not		Have Not
	(#)	(#)		Price	Expiration	Vested		Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)
Dr. Terrence W. Norchi	500,000	—	(1)	0.35	03/23/2024
	400,000	—	(2)	0.19	01/21/2025
	355,000	—	(3)	0.28	08/17/2025
	1,250,000	—	(4)	0.39	05/02/2026
	650,000	—	(5)	0.65	02/02/2027
	360,000	—	(6)	0.425	07/18/2028
	687,500	312,500	(7)	0.2292	12/19/2029
		1,000,000	(8)	0.1028	09/26/2031
		1,000,000	(9)	0.1028	09/26/2031

Michael S. Abrams		500,000	(10)	0.1329	05/02/2031
		350,000	(11)	0.1028	09/26/2031

Daniel M. Yrigoyen		150,000	(12)	0.09	07/29/2031
		200,000	(14)	0.1028	09/26/2031	150,000	(13)	19,500

Richard E. Davis	500,000	—	(15)	0.22	07/06/2024
	500,000	—	(16)	0.19	01/21/2025
	175,000	—	(17)	0.28	08/17/2025
	150,000	—	(18)	0.39	05/02/2026
	500,000	—	(19)	0.65	02/02/2027
	275,000	—	(20)	0.425	07/18/2028
	481,243	218,757	(21)	0.2292	12/20/2029

(1)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of March 23, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing April 23, 2015.

(2)	Represents an option to purchase 400,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2016.
(3)	Represents an option to purchase 355,000 shares of Common Stock with a grant date of August 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.
(4)	Represents an option to purchase 1,250,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.
(5)	Represents an option to purchase 650,000 shares of Common Stock granted on February 3, 2017. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.
(6)	Represents an option to purchase 360,000 shares of Common Stock with a grant date of July 19, 2018. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing August 19, 2018.
(7)	Represents an option to purchase 1,000,000 shares of Common Stock with a grant date of December 20, 2019. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing January 20, 2019.
(8)	Represents an option to purchase 1,000,000 shares of Common Stock with a grant date of September 27, 2021. The vesting period of the shares underlying the option commenced on the date of grant, with 33% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.
(9)	Represents an option to purchase 1,000,000 shares of Common Stock with a grant date of September 27, 2021. The vesting period of the shares underlying the option commenced on the date of grant, with shares to vest in 36 equal installments commencing on the first anniversary on the date of grant.
(10)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of May 3, 2021. The vesting period of the shares underlying the option commenced on the date of grant, with 30% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.
(11)	Represents an option to purchase 350,000 shares of Common Stock with a grant date of September 27, 2021. The vesting period of the shares underlying the option commenced on the date of grant, with shares to vest in 36 equal installments commencing on the first anniversary on the date of grant.
(12)	Represents an option to purchase 150,000 shares of Common Stock with a grant date of July 30,2021. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.
(13)	Represents a stock award to receive 150,000 shares of Common Stock granted on July 30, 2021. The stock award vests as follows; 50,000 shares on January 12, 2022, 50,000 shares on July 12, 2022 and 50,000 shares on January 12, 2023.
(14)	Represents an option to purchase 200,000 shares of Common Stock with a grant date of September 27, 2021. The vesting period of the shares underlying the option commenced on the date of grant, with shares to vest in 36 equal installments commencing on the first anniversary on the date of grant
(15)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of July 7, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.

(16)	Represents an option to purchase 500,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2015.
(17)	Represents an option to purchase 175,000 shares of Common Stock with a grant date of August 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.
(18)	Represents an option to purchase 150,000 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.
(19)	Represents an option to purchase 500,000 shares of Common Stock granted on February 3, 2017. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.
(20)	Represents an option to purchase 275,000 shares of Common Stock granted on July 19, 2018. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.
(21)	Represents an option to purchase 700,000 shares of Common Stock granted on December 20, 2019. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

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

The following table summarizes all compensation paid to our non-employee directors during the fiscal year ended September 30, 2021:

Director Compensation Table

	Fees
	Earned
	or
	Paid In	Stock	Option	All other
	Cash	Awards	Awards	Compensation	Total
	($)	($)	($)	($)	($)
James R. Sulat (1)	37,500	—	39,350	—	76,850

Punit Dhillon (2)	50,000	—	39,350	—	89,350

Laurence Hicks (3)	—	—	19,675	—	19,675

(1)	Mr. Sulat was appointed as a member of the Board on August 19, 2015. The aggregate number of shares of Common Stock underlying option awards outstanding as of September 30, 2021 held by Mr. Sulat was 1,440,000.
(2)	Mr. Dhillon was appointed as a member of the Board on July 19, 2018. The aggregate number of shares of Common Stock underlying option awards outstanding as of September 30, 2021 held by Mr. Dhillon was 1,000,000.
(3)	Mr. Hicks was appointed as a member of the Board on September 27,2021. The aggregate number of shares of Common Stock underlying option awards outstanding as of September 30, 2021 held by Mr. Hicks was 250,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2013, our Board of Directors and the holders of a majority of our standing common stock approved and adopted the Arch Therapeutics, Inc. 2013 Stock Incentive Plan (the “Plan”). The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. As of September 30, 2021, the Plan has reserved 31,114,256 shares of our common stock for issuance thereunder in awards granted to employees, directors and/or consultants. The Plan provides that on the first business day of each fiscal year commencing with fiscal year 2013, the number of shares of our common stock reserved for issuance under the Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (i) 3,000,000 shares, (ii) 4% of the number of shares outstanding on the last day of our immediately preceding fiscal year, or (iii) such lesser number of shares as determined by the administrator of the Plan, which is currently our Board of Directors. As a result of that provision, as of October 1, 2020, the number of shares reserved for issuance under the Plan increased by 3,000,000 to 34,114,256. The following table provides information as of September 30, 2021 with respect to our equity compensation plans:

Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for
	securities to		future
	be issued		issuance
	upon	Weighted-	under
	exercise	average	equity
	of	exercise	compensation
	outstanding	price of	plans
	options,	outstanding	(excluding
	warrants	options,	securities
	and	warrants	reflected in
	rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	24,899,014	$0.29	99,340
Equity compensation plans not approved by security holders	—	—	—
Total	24,899,014	$0.29	99,340

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Arch Therapeutics, Inc., 235 Walnut St., Suite #6, Framingham, Massachusetts 01702. The information set forth in the table below is based on 237,169,770 shares of our Common Stock outstanding on December 16, 2021. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of December 16, 2021 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person. The following table is presented after taking into account the ownership limitations to which certain holders of our Series E Warrants, and Series 2 Unsecured Convertible Promissory Notes, and all the holders of our Series F Warrants, Series G Warrants, Series H Warrants, Series I Warrants and, Placement Agent Warrants, and Series J Warrants are subject to (the “Ownership Limitation). In general, the Ownership Limitation prevents holders from exercising the warrant to the extent such exercise would result in the holder owning more shares than the Ownership Limitation, which is initially set below 5%, and such Ownership

Limitation may be waived at the holder’s discretion, provided that such waiver will not become effective until the 61st day after delivery of such waiver notice.

		Percentage
		of
	Number of	Shares
	Shares	Beneficially
	Beneficially	Owned
Name of Beneficial Owner	Owned	(1)
5%+ Stockholders:

Twelve Pins Partners (2)	10,000,000	4.22%

Ana B. Parker (3)	19,044,291	8.05%

Directors and Executive Officers

Terrence Norchi (4)	18,147,689	7.52%

James R. Sulat (5)	3,000,004	1.26%

Punit Dhillon (6)	638,194	0.27%

Laurence Hicks (7)	267,551	0.11%

Michael Abrams (8)	38,889	0.02%

Daniel Yrigoyen (9)	172,222	0.07%

Current Directors and Named Executive Officers as a Group (6 persons)	22,264,549	9.19%

Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or convertible or exercisable or convertible within 60 days of December 16, 2021, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

(1)	Except as otherwise indicated, we believe that each of the beneficial owners of the Common Stock listed previously, based on information furnished by such owners, has sole investment and voting power with respect to the shares listed as beneficially owned by such owner, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2)	Dr. Norchi is the sole member of Twelve Pins Partners, LLC and has sole voting and investment control with respect to the shares it holds. Dr. Norchi disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(3)	Represents (i) 7,863,400 shares of Common Stock owned individually by Ana Parker; (ii) 1,380,891 shares of Common Stock owned individually by Michael A. Parker, Ana Parker’s spouse; (iii) 5,000,000 shares of Common Stock owned through Tungsten III LLC, of which Michael Parker is the sole manager (iv) 300,000 shares of restricted stock granted to Mr. Parker on September 27, 2021 (v) 4,500,000 shares of Common Stock acquired upon the exercise of Series D Warrants. Excludes 600,000 shares of Common Stock that may be acquired upon the exercise of Series G Warrants (which expire July 7, 2023), any of the 1,230,769 shares of Common Stock that may be acquired upon the exercise of Series H Warrants (which expire May 14, 2024 ) or any of the 3,428,571 shares of Common Stock that may be acquired upon the exercise of Series I Warrants (which expire October 18, 2024), since such warrants cannot be exercised until such time as the holder would not beneficially own, after such exercise, more than 4.9% of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case such waiver will become effective sixty-one (61) days after the holder’s delivery of such waiver notice. As of December 16, 2021, Ms. Parker has not waived such limitation.
(4)	Represents (a) 10,000,000 shares of our Common Stock held by Twelve Pins Partners, LLC, with respect to which Dr. Norchi holds sole voting and investment control; (b) 1,419,076 shares issued to Dr. Norchi upon the closing of the Merger in exchange for the cancellation of shares of Common Stock and convertible notes of ABS owned by him immediately prior to the closing of the Merger; (c) 1,130,000 shares of restricted stock granted to Dr. Norchi on May 3, 2016; (d) 650,000 shares of restricted stock granted to Dr. Norchi on February 3, 2017;(e) 360,000 shares of restricted stock granted to Dr. Norchi on July 19, 2018; and (f) 4,588,613 shares subject to options exercisable within 60 days after December 16, 2021. Dr. Norchi disclaims beneficial ownership of the securities held by Twelve Pins Partners, LLC except to the extent of his pecuniary interest therein.
(5)	Represents (a) 370,000 shares of our Common Stock directly held by Mr. Sulat; (b) 1,376,813 shares of our Common Stock held by the Keyes Sulat Revocable Trust; (c) 41,666 shares of our Common Stock held by the Brenna Keyes Sulat Irrevocable Trust; (d) 41,666 shares of our Common Stock held by the Nathaniel Keyes Sulat Irrevocable Trust; (e) a Series F Warrant exercisable for 45,833 shares of our Common stock, in each case held by Keyes Sulat Revocable Trust; (f) a Series F Warrant exercisable for 22,916 shares of our Common stock held by the Brenna Keyes Sulat Irrevocable Trust; (g) a Series F Warrant exercisable for 22,916 shares of our Common stock held by the Nathaniel Keyes Sulat Irrevocable Trust; and (h) 1,078,194 shares subject to options exercisable within 60 days after December 16, 2021. Mr. Sulat disclaims beneficial ownership of the securities held by Keyes Sulat Revocable Trust, Brenna Keyes Sulat Irrevocable Trust and Nathaniel Keyes Sulat Irrevocable Trust except, in each case, to the extent of his pecuniary interest therein.
(6)	Represents 638,194 shares of our Common Stock subject to options exercisable within 60 days after December 16, 2021.
(7)	Represents 240,278 shares of our Common Stock subject to options exercisable within 60 days after December 16, 2021. Includes 27,273 shares of our Common stock held by Drake Partners Equity LLC, in which Mr. Hicks has an ownership interest.
(8)	Represents 38,889 shares of our Common Stock subject to options exercisable within 60 days after December 16, 2021.
(9)	Represents 150,000 shares of Restricted Stock granted on July 30, 2021 and 22,222 shares of our Common Stock subject to options exercisable within 60 days after December 16, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During fiscal years 2021 and 2020, other than with respect to matters relating to the Company’s compensation arrangements with its executive officers, there were no transactions between the Company or any of its subsidiaries and any “Related Person” (as that term is defined in Item 404 of Regulation S-K) that would be required to be reported pursuant to Item 404 of Regulation S-K other than the following:

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

Director Independence

Our Board of Directors has determined that Mr. James R. Sulat, Mr. Punit Dhillon and Mr. Laurence Hicks would qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Further, although we have not established separately designated audit, nominating or compensation board committees, Mr. Sulat, Mr. Dhillon and Mr. Hicks would qualify as “independent” under Nasdaq Listing Rules applicable to all such board committees. Dr. Terrence W. Norchi would not qualify as

“independent” under Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he currently serves as our President and Chief Executive Officer.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended September 30, 2021 and 2020 and all other fees paid by us for services rendered by Baker Tilly US, LLP (and Moody, Famiglietti & Andronico LLP before the two firms combined):

	2021	2020
Audit Fees	$154,500	$129,000
Audit-Related Fees	21,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$175,500	$129,000

Audit Fees. The fees identified under this caption were for professional services rendered by Baker Tilly US, LLP, our current principal accountant, during the fiscal year ended September 30, 2021 and Moody, Famiglietti & Andronico LLP for the fiscal year ended September 30, 2020 for the audit of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by Moody, Famiglietti & Andronico LLP for the review of the financial statements included in our quarterly reports on Forms 10-Q.

Audit-Related Fees. Audit-related fees consist principally of assurance and related services reasonably related to the performance of the audit or review of our financial statements that are not reported as audit fees.

Tax Fees. Tax fees consist principally of assistance related to tax compliance, tax advice, and tax planning. For the fiscal years ended September 30, 2021 and 2020 there were no tax fees paid to our principal accountant.

All Other Fees. These fees would consist of all fees paid to our principal accountant that are not reflected as audit, audit-related or tax fees.

Pre-Approval Policy

As our Board of Directors has not established a separate standing audit committee, all engagements of our independent registered public accounting firms for 2021 and 2020 were pre-approved by the full Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1).

The following consolidated financial statements of Arch Therapeutics, Inc. and subsidiary, are found beginning on Page F-1 immediately following the signature page hereto, are incorporated by reference into Item 8 — Financial Statements and Supplementary Data:

(a)(2).Financial Statement Schedules

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b).Exhibits. The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger dated May 10, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc.		8-K	2.1	333-178883	5/13/2013

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc..		10-Q	10.11	000-54986	8/14/2013

3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-K	3.1	000-54986	12/12/2014

3.2	Amended and Restated Bylaws of Arch Therapeutics, Inc.		8-K	3.1	333-178883	6/24/2013

4.1	Description of Securities		X

10.1#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi		8-K	10.8	333-178883	6/26/2013

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.2#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and Terrence W. Norchi Stock		8-K	10.1	000-54986	3/27/2014

10.3#	Executive Employment Agreement, effective July 7, 2014, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/7/2014

10.4#	First Amendment to Executive Employment Agreement, dated July 27, 2015, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/31/2015

10.5#	Consulting Agreement dated October 15, 2015 by and between Arch Therapeutics, Inc. and Dr. Arthur Rosenthal		S-1/A	10.40	333-206873	10/16/2015

10.6#	Arch Therapeutics, Inc. 2013 Stock Incentive Plan		8-K	10.1	333-178883	6/24/2013

10.7#	Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.13	000-54986	8/14/2013

10.8#	Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.14	000-54986	8/14/2013

10.9#	Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.15	000-54986	8/14/2013

10.10#	Form of Restricted Stock Award Agreement		8-K	10.2	000-54986	5/6/2016

10.11	Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.1	333-178883	4/25/2013

10.12	Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.2	333-178883	4/25/2013

10.13	Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. Dated April 19, 2013		8-K	10.3	333-178883	4/25/2013

10.14	Form of Securities Purchase Agreement		8-K	10.4	333-178883	4/25/2013

10.15	Form of Warrant		8-K	10.5	333-178883	4/25/2013

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.16

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

			8-K	10.6	333-178883	6/26/2013

10.17	Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.1	000-54986	1/31/2014

10.18	Form of Series A Warrant to Purchase Common Stock		8-K	4.1	000-54986	1/31/2014

10.19	Form of Series B Warrant to Purchase Common Stock		8-K	4.2	000-54986	1/31/2014

10.20	Form of Series C Warrant to Purchase Common Stock		8-K	4.3	000-54986	1/31/2014

10.21	Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock		8-K	10.1	000-54986	12/2/2014

10.22	Amendment to Series C Warrants to Purchase Common Stock		8-K	10.3	000-54986	3/13/2015

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.23	Amendment to Series C Warrants to Purchase Common Stock dated May 30, 2015		8-K	10.1	000-54986	6/1/2015

10.24	Amendment to Series A and Series C Warrants to Purchase Common Stock dated June 22, 2015		8-K	10.1	000-54986	6/23/2015

10.25	Form of Registration Rights Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.2	000-54986	1/31/2014

10.26	Form of Subscription Agreement		8-K	10.1	000-54986	3/13/2015

10.27	Form of 8% Convertible Note		8-K	10.2	000-54986	3/13/2015

10.28†	Project Agreement by and between Arch Therapeutics, Inc. and the National University of Ireland Galway dated May 28, 2015		10-Q	10.1	000-54986	8/7/2015

10.29	Form of Subscription Agreement		8-K	10.1	000-54986	7/6/2015

10.30	Form of Series D Warrants		8-K	10.2	000-54986	7/6/2015

10.31	Registration Rights Agreement dated June 30, 2015, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	7/6/2015

10.32	Form of Subscription Agreement		8-K	10.1	000-54986	6/2/2016

10.33	Form of Series E Warrants		8-K	10.2	000-54986	6/2/2016

10.34	Registration Rights Agreement dated May 26, 2016, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	6/2/2016

10.35	Securities Purchase Agreement		8-K	10.1	000-54986	02/21/2017

10.36	Form of Series F Warrants		8-K	10.2	000-54986	02/21/2017

10.37	Securities Purchase Agreement		8-K	10.1	000-54986	06/29/2018

10.38	Form of Series G Warrants		8-K	10.2	000-54986	06/29/2018

10.39#	Advisory Agreement, effective July 19, 2018, by and between Arch Therapeutics, Inc. and Dr. Avtar Dhillon		8-K	10.1	000-54986	07/20/2018

10.40	Securities Purchase Agreement		8-K	10.1	000-54986	05/13/2019

10.41	Form of Series H Warrants		8-K	10.2	000-54986	05/13/2019

10.42	Form of Securities Purchase Agreement		8-K	10.1	000-54986	10/18/2019

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.43	Form of Series I Warrants		8-K	10.2	000-54986	10/18/2019

10.44	Engagement Agreement		8-K	10.3	000-54986	10/18/2019

10.45	Form of Placement Agent Warrant		8-K	10.4	000-54986	10/18/2019

10.46	PPP Note		8-K	10.1	000-54986	04/27/2020

10.47	Form of Amendment to Series D Warrants to Purchase Common Stock		8-K	10.1	000-54986	06/05/2020

10.48	Form of Series J Warrant		8-K	10.2	000-54986	06/05/2020

10.49	Form of Convertible Notes		8-K	10.3	000-54986	06/05/2020

21.1	List of Subsidiaries		8-K	21.1	333-178883	6/26/2013

23.1	Consent of Independent Registered Public Accounting firm	X

24.1	Power of Attorney (included on the signature page hereto)	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

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

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi, MD
Date: December 17, 2021		Terrence W. Norchi, MD
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

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director	December 17, 2021
/s/ Terrence W. Norchi, MD	(Principal Executive Officer)
Terrence W. Norchi, MD

	Chief Financial Officer	December 17, 2021
/s/ Michael S. Abrams	(Principal Financial and Accounting Officer)
Michael S. Abrams

/s/ James R. Sulat	Director	December 17, 2021
James R. Sulat

/s/ Punit Dhillon	Director	December 17, 2021
Punit Dhillon

/s/ Laurence Hicks	Director	December 17, 2021
Laurence Hicks

ARCH THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Arch Therapeutics, Inc. and Subsidiary

Framingham, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arch Therapeutics, Inc. and Subsidiary (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that Arch Therapeutics, Inc. and Subsidiary will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has an accumulated deficit, has suffered significant losses and negative cash flows from operations, only recently commenced generating limited operating revenues and has limited working capital that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

 Inventory Valuation

As described in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. The Company capitalizes inventory that has been produced for commercial sale and has been determined to have a probable future economic benefit. The determination of whether or not the inventory has a future economic benefit requires estimates by management. To the extent that inventory is expected to expire prior to being sold, or used for research and development or used for samples, the Company writes down the value of inventory.

We identified inventory valuation as a critical audit matter.  The principal consideration for our determination that inventory valuation is a critical audit matter is that there was significant judgment by management to estimate the net realizable value of inventory, because of the uncertainties in determining demand for aging inventory and future market conditions. This in turn led to subjective auditor judgment, and significant effort in performing procedures to assess the reasonableness of management’s estimates related to inventory valuation and in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

•	obtaining an understanding over management’s inventory process for determining net realizable value of inventory and any necessary adjustments for excess and obsolete inventory;
•	testing the completeness, accuracy and relevance of the underlying data used in the analysis;
•	evaluating the appropriateness and consistency of management’s methods and assumptions used in developing estimates around forecasted sales.

/s/ Baker Tilly US, LLP

We have served as the Company’s auditor since 2013.

Tewksbury, Massachusetts
December 17, 2021

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of September 30, 2021 and 2020

	September 30,	September 30,
	2021	2020
ASSETS
Current assets:
Cash	$2,266,639	$959,309
Inventory	1,093,765	967,993
Prepaid expenses and other current assets	307,341	215,673
Total current assets	3,667,745	2,142,975

Long-term assets:
Property and equipment, net	5,240	4,552
Other assets	3,500	3,500
Total long-term assets	8,740	8,052

Total assets	$3,676,485	$2,151,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$408,083	$342,050
Accrued expenses and other liabilities	319,464	248,968
Current portion of derivative liability	1,000,000	—
Current portion of PPP Loan	—	37,442
Total current liabilities	1,727,547	628,460

Long-term liabilities:
Long-term portion of PPP loan	—	138,858
Series 1 convertible notes	550,000	550,000
Series 2 convertible notes	1,050,000	—
Accrued interest	167,137	17,781
Derivative liability	1,207,475	2,316,419
Total long-term liabilities	2,974,612	3,023,058

Total liabilities	4,702,159	3,651,518

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 800,000,000 shares authorized as of September 30, 2021 and 2020, 237,169,770 and 193,044,766 shares issued as of September 30, 2021 and 2020, and 236,719,770 and 193,044,766 outstanding as of September 30, 2021 and 2020	236,720	193,045
Additional paid-in capital	48,534,525	41,862,901
Accumulated deficit	(49,796,919)	(43,556,437)
Total stockholders’ deficit	(1,025,674)	(1,500,491)

Total liabilities and stockholders’ deficit	$3,676,485	$2,151,027

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended September 30, 2021 and 2020

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30,	September 30,
	2021	2020

Revenue	$11,565	$—

Operating expenses:
Cost of revenues	26,282	—
Selling, general and administrative expenses	5,009,323	3,741,020
Research and development expenses	1,353,084	1,611,094
Total costs and expenses	6,388,689	5,352,114

Loss from operations	(6,377,124)	(5,352,114)

Other income:
Interest expense	(150,531)	(18,534)
Gain on forgiveness of loan	178,229	—
Decrease to fair value of derivative	108,944	679,271
Total other income	136,642	660,737

Net loss	$(6,240,482)	$(4,691,377)

Loss per share - basic and diluted
Net loss per common share - basic and diluted	$(0.03)	$(0.02)
Weighted common shares - basic and diluted	220,001,412	188,051,683

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended September 30, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
Fiscal Year Ended September 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2019	172,612,233	$172,612	$37,885,151	$(38,865,060)	$(807,297)

Net loss	—	—	—	(4,691,377)	(4,691,377)

Shares issued for the exercise of warrants	5,181,819	5,182	927,546	—	932,728

Issuance of common stock and warrants, net of financing costs	14,285,714	14,286	2,152,876	—	2,167,162

Issuance of restricted stock	965,000	965	(965)	—	—

Stock-based compensation expense	—	—	898,293	—	898,293

Balance at September 30, 2020	193,044,766	$193,045	$41,862,901	$(43,556,437)	$(1,500,491)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Fiscal Year Ended September 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2020	193,044,766	$193,045	$41,862,901	$(43,556,437)	(1,500,491)

Net loss	—	—	—	(6,240,482)	(6,240,482)

Issuance of common stock and warrants, net of financing costs	43,125,004	43,125	6,176,108	—	6,219,233

Vesting of restricted stock issued	550,000	550	(550)		—

Stock-based compensation expense	—	—	496,066	—	496,066

Balance at September 30, 2021	236,719,770	$236,720	$48,534,525	$(49,796,919)	$(1,025,674)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2021 and 2020

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,240,482)	$(4,691,377)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,587	6,926
Stock-based compensation	496,066	898,293
(Decrease) to fair value of derivative	(108,944)	(679,271)
Inventory obsolescence charge	181,988	60,385
Gain on forgiveness of loan	(178,229)	—

Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(307,760)	(681,731)
Prepaid expenses and other current assets	(91,668)	147,032
Increase (decrease) in:
Accounts payable	66,033	(191,505)
Accrued interest	151,285	—
Accrued expenses and other liabilities	70,496	86,493
Net cash used in operating activities	(5,958,628)	(5,044,755)

Cash flows from investing activities:
Purchases of property and equipment	(3,275)	(2,455)
Net cash used in investing activities	(3,275)	(2,455)

Cash flows from financing activities:
Proceeds received from convertible notes	1,050,000	550,000
Proceeds received from PPP loan	—	176,300
Proceeds from issued common stock and warrants, net of financing costs	6,219,233	2,167,162
Proceeds from exercise of warrants	—	932,728
Net cash provided by financing activities	7,269,233	3,826,190

Net increase (decrease) in cash	1,307,330	(1,221,020)

Cash, beginning of year	959,309	2,180,329

Cash, end of period	$2,266,639	$959,309

Non-cash financing activities:
Issuance of restricted stock	—	$965
Issuance of restricted stock for services	$103,750	$93,500
Series J Warrants cost	$—	$219,737

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1.DESCRIPTION OF BUSINESS

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

Recently Issued and Adopted Accounting Guidance

Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” was issued by the Financial Accounting Standards Board (FASB) in August 2018. The purpose of this amendment in this Update is to modify the disclosure requirements on fair value measurements in Topic 820. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 during our first quarter of fiscal year 2021, and the impact was considered immaterial on our consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and 2020.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the years ended September 30, 2021 and 2020 there has not been any impairment of long-lived assets.

Leases

The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use (“ROU“) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our lease does not provide an implicit interest rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of September 30, 2021 and 2020, our ROU asset is included in prepaid expenses and other current assets and the lease obligations is included in accrued expenses and other current liabilities on our consolidated balance sheets. As of September 30, 2021 and 2020, ROU asset of approximately $0 and $39,000, respectively, represents our right to use an underlying asset for the lease term and the lease liabilities of approximately $0 and $39,000, respectively, represents our obligation to make lease payments arising from the lease.

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

At September 30, 2021 and 2020, the carrying amounts of cash, accounts payables and accrued expenses and other liabilities approximate fair value because of their short-term nature. The carrying amounts for the PPP Loan, if applicable, and the Convertible Notes approximate fair value because borrowing rates and term are similar to comparable market participants.

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

Subsequent Events

The Company evaluated all events or transactions through December 16, 2021, the date which these financial statements were issued. There were no material subsequent events (Note 15).

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, only recently commenced generating limited operating revenues, and has limited working capital. The continuation of the Company’s business as a going concern is dependent upon raising additional capital, the ability to successfully market and sell its product and eventually attaining and maintaining profitable operations. In particular, as of September 30, 2021, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its current and potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Finally, some of our product candidates or the materials contained therein (such as the Active Pharmaceutical Ingredients (“APIs”) for our AC5® product line), are manufactured from facilities in areas impacted by the outbreak of the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F

Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively. The 2021 SPA contains certain restrictions on our ability to conduct subsequent sales of our equity securities. In particular, we are prohibited from entering into or effecting a Variable Rate Transaction (as defined in the 2021 SPA) until February 11, 2022; provided, however, the Company may enter into and effect an at-the-market offering facility with the Placement Agent. The continued spread of coronavirus and uncertain market conditions may also limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3.PROPERTY AND EQUIPMENT

At September 30, 2021 and 2020, property and equipment consisted of:

	Estimated	September 30,	September 30,
	Useful Life	2021	2020

Furniture and fixtures	5 years	$9,357	$9,357

Leasehold improvements	Life of Lease	$8,983	$8,983

Computer equipment	3 years	$14,416	$11,141

Lab equipment	5 years	$1,000	$1,000

		33,756	30,481

Less – accumulated depreciation		28,516	25,929

Property and equipment, net		$5,240	$4,552

For the years ended September 30, 2021 and 2020 depreciation expense recorded was $2,587 and $6,926, respectively.

4.INCOME TAXES

The principal components of the Company’s net deferred tax assets consisted of the following at September 30:

	2021	2020
Net operating loss carryforwards	$10,022,020	$8,451,214
Capitalized expenditures	1,703,849	1,782,185
Research and experimentation credit carryforwards	946,158	928,734
Stock based compensation	2,352,432	2,321,519
Property and Equipment	2,740	3,152
Accrued expenses	57,812	18,518
Inventory allowance	62,946	16,497
Gross deferred tax assets	15,147,957	13,521,819
Deferred tax asset valuation allowance	(15,147,957)	(13,521,819)

Net deferred tax assets	$—	$—

The provision (benefit) for income taxes differs from the tax computed with the statutory federal income tax rate as follows:

	2021	2020
Expected income tax (benefit) at federal statutory rate	21.00%	21.00%

Increase/(Decrease) due to:
State Taxes - Net of federal benefit	5.80%	7.08%

Permanent Differences:
Key man life insurance	(0.01)%	(0.01)%
R&D, taken as a credit	(0.29)%	(0.51)%
Adjustment to fair value of derivative	0.37%	3.04%
PPP Loan Forgiveness	0.60%	0.00%
Other	(1.41)%	0.51%
Change in Valuation Allowance	(26.06)%	(31.11)%
Total Income Tax Provision / Benefit	—%	—%

As of September 30, 2021 and 2020, the Company had federal net operating loss carryforwards totaling approximately $37,018,000 and $31,119,000, respectively, which may be available to offset future taxable income. The pre-2018 federal net operating loss carryforwards total approximately $21,750,000, and begin to expire in 2026. Due to the CARES Act, federal net operating losses generated in tax years beginning after December 31, 2017 can be carried forward indefinitely. As of September 30, 2021 and 2020, the Company has federal net operating loss carryforwards with an indefinite life of $15,268,000 and $9,369,000. As of September 30, 2021 and 2020, the Company had federal research and experimentation credit carryforwards of $643,000 and $557,000, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2028.

As of September 30, 2021 and 2020, the Company had state net operating loss carryforwards of approximately $36,033,000 and $30,737,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2030. As of September 30, 2021 and 2020, the Company had state research and experimentation credit carryforwards of $384,000 and $345,000, respectively, which may be able to offset future income tax liabilities and which would begin to expire in 2023.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of September 30, 2021 and 2020 did not satisfy the realization criteria set forth in FASB ASC Topic 740, Income Taxes, and therefore has recorded a valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2021 by approximately $1,626,000 and increased in 2020 by approximately $1,459,000. The Company’s effective income tax rate differed from the federal statutory rate due to state taxes and the Company’s full valuation allowance, the latter of which reduced the Company’s effective federal income tax rate to zero.

The Company experienced an ownership change as a result of the Merger described in Note 1, causing a limitation on the annual use of the net operating loss carryforwards, which are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. A formal Section 382 study has not been performed.

As of September 30, 2021, the Company is open to examination in the U.S. federal and certain state jurisdictions for tax years ended September 30, 2021, 2020, 2019 and 2018. In addition, any loss years remain open to the extent that losses are available for carryover to future years. Therefore, the tax years ended 2010 through 2020 remain open for examination by the IRS.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted on March 27, 2020. The CARES Act affected items such as carryback periods for net operating losses, modifications to the net interest deduction limitations and changes to tax depreciation methods. The company has taken the CARES Act into consideration for the tax year ended September 30, 2021 and continues to evaluate the impact of the CARES act on the business.

5.INVENTORIES

Inventories consist of the following:

	September 30,	September 30,
	2021	2020
Finished Goods	$249,571	$—
Goods-in-process	844,194	967,993
Total	$1,093,765	$967,993

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

6.REGISTERED DIRECT OFFERINGS

On September 30, 2016, the Company filed a registration statement with the SEC utilizing a “shelf” registration process, which was subsequently declared effective by the SEC on October 20, 2016 (such registration statement, the “Shelf Registration Statement”). Under the Shelf Registration Statement, the Company may offer and sell any combination of its Common Stock, warrants, debt securities, subscription rights, and/or units comprised of the foregoing to raise up to $50,000,000 in gross proceeds

On February 24, 2017, the Company closed a Securities Purchase Agreement (the “2017 SPA”) with 6 accredited investors (collectively, the “2017 Investors”) providing for the issuance and sale by the Company to the 2017 Investors of an aggregate of 10,166,664 units at a purchase price of $0.60 per Unit in a registered offering (the “2017 Financing”). The securities comprising the units sold in the 2017 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, a Series F Warrant equal to 55% of the shares of Common Stock issued in the 2017 Financing at an exercise price of $0.75 per share at any time prior to the fifth anniversary of the issuance date of the Series F Warrant subject to certain restrictions on exercise (the “2017 Warrants” and the shares issuable upon exercise of the 2017 Warrants, collectively, the “2017 Warrant Shares”).

On July 2, 2018, the Company closed a Securities Purchase Agreement (“2018 SPA”) with 8 accredited investors (“2018 Investors”) providing for the issuance and sale by the Company to the 2018 Investors of an aggregate of 9,070,000 units at a purchase price of $0.50 per Unit in a registered offering (“2018 Financing”). The securities comprising the units sold in the 2018 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, a Series G Warrant to purchase up to a number of shares of our common stock equal to 75% of the shares of Common Stock issued in the 2018 Financing at an exercise price of $0.70 per share at any time prior to the fifth anniversary of the issuance date of the Series G Warrant subject to certain restrictions on exercise (“2018 Warrants”) and the shares issuable upon exercise of the 2018 Warrants.

On May 12, 2019, the Company entered into a Securities Purchase Agreement ("2019 SPA") with 5 accredited investors ("2019 Investors") providing for the issuance and sale by the Company to the 2019 Investors of an aggregate of 8,615,384 units at a purchase price of $0.325 per Unit in a registered offering ("2019 Financing"). The securities comprising the units sold in the 2019 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and a Series H Warrant to purchase one share of Common Stock at an exercise price of $0.40 per share at any time prior to the fifth anniversary of the issuance date of the Series H Warrant subject to certain restrictions on exercise ("the 2019 Warrant Shares") and the shares issuable upon exercise of the 2019 Warrants ("2019 Warrant Shares").

During the years ended September 30, 2021 and 2020 , no Series F, Series G or Series H Warrants had been exercised. As of September 30, 2021, up to 5,591,664, 6,802,500 and 8,615,384 shares may be acquired upon the exercise of the Series F, Series G and Series H Warrants, respectively.

7.Derivative Liabilities

The Company accounted for the Series F Warrants relating to the 2017 Financing, the Series G Warrants relating to the 2018 Financing and the Series H Warrants relating to the 2019 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series F, Series G and Series H Warrants for an amount of cash equal to $0.18, $0.11 and $0.0533 , respectively for each share of Common Stock (“Minimum”) and the underlying Series F, Series G and Series H Warrants are not classified within stockholders’ equity (deficit), they are recorded as liabilities at the greater of the minimum or fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the respective closing dates, the Series F, Series G and Series H derivative liabilities were recorded at an aggregate fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds, the remaining proceeds were allocated to Common Stock and additional-paid-in-capital. During the fiscal years ended September 30, 2021 and 2020, $108,944 and $679,271 was recorded to decrease the fair value of derivative liability, respectively.

Fair Value Measurements Using Significant Unobservable Inputs – September 30, 2021
(Level 3)	Series F	Series G	Series H
Beginning balance at September 30, 2020	$1,000,000	$748,275	$568,144

Issuances	—	—	—

Adjustments to estimated fair value	—	—	(108,944)

Ending balance at September 30, 2021	$1,000,000	$748,275	$459,200

Fair Value Measurements Using Significant Unobservable Inputs - September 30, 2020
(Level 3)	Series F	Series G	Series H
Beginning balance at September 30, 2019	$1,000,000	$748,275	$1,247,415

Issuances	—	—	—

Adjustments to estimated fair value	—	—	(679,271)

Ending balance at September 30, 2020	$1,000,000	$748,275	$568,144

The derivative liabilities were valued as of September 30, 2021 using the Black Scholes Model with the following assumptions:

	Series F	Series G	Series H
Closing price per share of common stock	$0.12	$0.12	$0.12
Exercise price per share	$0.75	$0.70	$0.40
Expected volatility	90.28%	87.40%	86.59%
Risk-free interest rate	0.04%	0.19%	0.41%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	0.34	1.70	2.58

The derivative liabilities were valued as of September 30, 2020 using the Black Scholes Model with the following assumptions:

	Series F	Series G	Series H
Closing price per share of common stock	$0.17	$0.17	$0.17
Exercise price per share	$0.75	$0.70	$0.40
Expected volatility	84.17%	83.31%	82.24%
Risk-free interest rate	0.13%	0.15%	0.22%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	1.35	2.71	3.60

8.OCTOBER 2019 REGISTERED DIRECT OFFERING

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

During the year ended September 30, 2021, no Series I Warrants or Placement Agent Warrants had been exercised. As of September 30, 2021, up to 14,285,714 and 1,071,429 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

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

9. 2021 REGISTERED DIRECT OFFERING

On February 11, 2021, the Company entered into a Securities Purchase Agreement (“2021 SPA”) with certain institutional and accredited investors (“2021 Investors”) providing for the issuance and sale by the Company to the 2021 Investors of an aggregate of 43,125,004 (the “Shares”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), and Series K Warrants (the “Series K Warrants”) to purchase an aggregate of 32,343,754 shares (the “Warrant Shares”) of Common Stock, at a combined offering price of $0.16 per share and related warrant (the “2021 Financing”). The Series K Warrants have an exercise price of $0.17 per share and are exercisable for a period of 5.5 years. The aggregate gross proceeds for the sale of the Shares and Series K Warrants was approximately $6.9 million, before deducting the placement agent’s fees and expenses and other offering expenses payable by the Company, of approximately $700,000. Pursuant to an engagement agreement (the “Engagement Agreement”) dated as of February 8, 2021, by and between the Company and H.C. Wainwright & Co. (the “Placement Agent”), the Company has agreed to pay the Placement Agent cash fees equal to (i) 7.5% of the gross proceeds received by the Company from certain investors participating in the 2021 Financing, and (ii) 6.0% of the gross proceeds received by the Company from certain investors with pre-existing relationships with the Company. In addition, the Placement Agent will be entitled to receive a one-time non-accountable expense fee of $10,000, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and $10,000 for clearing expenses. Pursuant to the Engagement Agreement, the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 7.5% of the aggregate number of shares sold to investors in the Offering, or warrants to purchase up to 3,234,375 shares (the “Placement Agent 2 Warrants”) of the Company’s common stock. The Placement Agent 2 Warrants have substantially the same terms as the Series K Warrants, except that the exercise price of the Placement Agent 2 Warrants is $0.20 per share. The Engagement Agreement has indemnity and other customary provisions for transactions of this nature.

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

During the the fiscal year ended September 30, 2021, no Series K Warrants or Placement Agent 2 Warrants had been exercised. As of June 30, 2021, up to 32,343,754 and 3,234,375 shares may be acquired upon the exercise of the Series K Warrants and Placement Agent Warrants, respectively.

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

10.CONVERTIBLE NOTES

On June 4, 2020 and November 6, 2020, the Company issued unsecured 10% Series 1 Convertible Notes (“Series 1”) and Series 2 Convertible Notes (“Series 2”) in the aggregate principal amount of $550,000 and $1,050,000, respectively. The maturity dates of the Series 1 and Series 2 convertible notes are June 30, 2023 and November 30, 2023, respectively. Both the Series 1 and Series 2 Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Series 1 and Series 2 Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms of the Convertible Notes) into shares of the Company’s common stock, par value $0.001 per share (Common Stock), at a per share price of $0.27 and $0.25 (the “Conversion Price”) for the Series 1 and Series 2 Convertible Notes, respectively; (iv) the ability of a holder of a Convertible Note (a “Holder”) to convert the Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert the Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

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

During the fiscal years ended September 30, 2021 and 2020, the Company recorded interest expense of approximately $150,000 and $18,000,respectively.

11.PAYROLL PROTECTION PROGRAM LOAN

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

The PPP Loan had a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred until the SBA makes a decision on our loan forgiveness application. Unless the PPP Loan is forgiven, the Company will be required to make monthly payments of principal and interest of approximately $20,000 to the Lender.

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

Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained. During November 2020, the Company applied for forgiveness of the PPP Loan. On May 28, 2021, the Company received notice that the SBA completed review and all principal and interest has been forgiven. For the fiscal year ended September 30, 2021, approximately $178,000 was recorded to Gain on forgiveness of loan in Other Income.

12.STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2021, a maximum number of 31,114,256 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2020, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 34,114,256 shares.

As of September 30, 2021, a total of 24,479,212 options had been issued to employees and directors and 9,792,500 options had been issued to consultants. The exercise price of each option is equal to the closing price of a share of our common stock on the date of grant.

Share-based awards

During the year ended September 30, 2021, the Company granted 5,300,000 options to employees and directors and 2,075,000 options to consultants to purchase shares of common stock under the 2013 Plan.

Share-based compensation expense for awards granted during the year ended September 30, 2021 was based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value of share-based compensation for the year ended September 30, 2021; expected volatility, 79.44% - 119.44%, risk-free interest rate, 0.13% - 2.85% expected dividend yield, 0%, expected term, 5.6 years.

Common Stock Options

Stock compensation activity under the 2013 Plan for the year ended September 30, 2021 follows:

			Weighted
		Weighted	Average
	Option	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (years)	Value
Outstanding at September 30, 2020	18,248,346	$0.36	2.59	$79,330
Awarded	7,375,000	$0.12	—	—
Forfeited/Cancelled	(724,332)	$0.44	—	—
Outstanding at September 30, 2021	24,899,014	$0.29	1.83	$140,151
Vested at September 30, 2021	18,814,908	$0.35	2.17	$17,122
Vested and expected to vest at September 30, 2021	24,899,014	$0.29	1.83	$140,151

As of September 30, 2021, 99,340 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the year ended September 30, 2021 and 2020 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $391,000 and $678,000, respectively. Of this amount during the years ended September 30, 2021 and 2020, $124,000 and $288,000, respectively, were recorded as research and development expenses, and $267,000 and $390,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the years ended September 30, 2021 and 2020, no stock options awarded under the 2013 Stock Incentive Plan were exercised for cash. During the years ended September 30, 2021 and 2020, no stock options awarded under the 2013 Stock Incentive Plan were exercised on a cashless basis.

As of September 30, 2021, there is approximately $153,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.47 years.

Restricted Stock

On October 14, 2020, the Company awarded 50,000 shares of Restricted Stock to a consultant. The shares subject to this grant were awarded under the 2013 Plan and vested 90 days from the date of the award. On January 27, 2021, the Company awarded 500,000 shares of Restricted Stock to a consultant. The shares subject to this grant were awarded under the 2013 Plan and vested immediately. On July 30, 2021, the Company awarded 150,000 shares of Restricted Stock to an employee. The shares subject to this grant were awarded under the 2013 Plan and 50,000 shares vest on each of the following dates: January 12, 2022, July 12, 2022 and January 12, 2023. On September 27, 2021, the Company awarded 300,000 shares of Restricted Stock to a consultant. The shares subject to this grant were awarded under the 2013 Plan and 1/12 of the shares will vest on each of the next twelve month anniversaries.

On July 19, 2018, the Company awarded 745,000 shares of Restricted Stock to members of the Board of Directors and management and 220,000 shares of Restricted Stock to Dr. Avtar Dhillon in his capacity as a consultant. The shares subject to this grant are awarded under the 2013 Plan and shall fully vest on the second anniversary of the date of grant. In addition, in the event of a Change of Control (as such term is defined in the 2013 Plan), 100% of the grants will immediately vest. As of September 30, 2021, all restricted shares have vested.

Restricted stock activity in shares under the 2013 Plan for the years ended September 30, 2021 and 2020 follows:

	2021	2020
Non Vested at September 30, 2020 and 2019	—	965,000
Awarded	1,000,000	—
Vested	(550,000)	(965,000)
Forfeited	—	—
Non Vested at September 30, 2021 and 2020	450,000	—

The weighted average restricted stock award date fair value information for the years ended September 30, 2021 and 2019 follows:

	2021	2020
Non Vested at September 30, 2020 and 2019	$—	$0.43
Awarded	0.13	—
Vested	(0.16)	(0.43)
Forfeited	—	—
Non Vested at September 30, 2021 and 2020	$0.10	$—

For the years ended September 30, 2021 and 2020 compensation expense recorded for the restricted stock awards was approximately $105,000 and $220,000, respectively. As of September 30, 2021, there is approximately $43,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan.

13.COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2021 and 2020, no amounts have been accrued related to such indemnification provisions.

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

In exchange for the licenses granted in the agreement, the Company has paid MIT license maintenance fees and patent prosecution costs. The Company paid license maintenance fees of $50,000 to MIT in the fiscal years ended September 30, 2021 and 2020. For the years ended September 30, 2021 and 2020, the annual MIT license maintenance fees of $50,000 are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The license maintenance fees and patent prosecution costs cover the contract year beginning January 1 through December 31. Annual license maintenance obligations extend through the life of the patents. In addition, MIT is entitled to royalties on applicable future product sales, if any. The annual payments may be applied towards royalties payable to MIT for that year for product sales.

The Company is obligated to indemnify MIT and related parties from losses arising from claims relating to the exercise of any rights granted to the Company under the license, with certain exceptions. The maximum potential amount of future payments the Company could be required to make under this provision is unlimited. The Company considers there to be a low performance risk as of September 30, 2021.

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

Leases

The Company's corporate offices are located in Framingham, MA. During July 2017, we entered into a three year operating lease commencing October 1, 2017 and ending on September 30, 2020 at our current location. Pursuant to which we are obliged to pay annual rent of $38,400 during the first year, $39,600 during the second year and $42,000 during the third year. During August 2020, we extended the lease through September 30, 2021 at our current location pursuant to which we are obligated to pay annual rent of $42,000. During October 2021 we extended the lease for six months through March 31, 2022 at our current location pursuant to which we are obligated to pay $21,000. As of September 30, 2021 and 2020, the right-of-use ("ROU") asset of approximately $0 and $39,000, respectively represents our right to use an underlying asset for the lease term and the lease liabilities of approximately $0 and $39,000, respectively, represents our obligation to make lease payments arising from the lease. Our ROU asset is included in prepaid expenses and other current assets and the lease obligations is included in accrued expenses and other current liabilities on our consolidated balance sheets. We believe our present offices are suitable for our current and planned near-term operations.

14.Risks and Uncertainties - COVID-19

The Company sources its materials and services for its products and product candidates from facilities in areas impacted or which may be impacted by the outbreak of the coronavirus. This may impact the Company's ability to obtain future inventory and impact the Company's future revenue stream as efforts to address this worldwide outbreak are undertaken. In addition, the Company has historically and principally funded its operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants which may also be impacted by economic conditions beyond the Company's control. The extent to which the coronavirus will impact the global economy and the Company is uncertain and cannot be reasonably measured.