Form 10-K/A
period 2021-09-30
Arch Therapeutics, Inc.
filed 2021-12-29
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Arch Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which was originally filed with the Securities and Exchange Commission on December 17, 2021 (the “Form 10-K”) to furnish Exhibits 10.50, 10.51, 10.52, 10.53 and 10.54 which were inadvertently omitted from the Form 10-K. The Company hereby amends the Form 10-K by resubmitting the corrected Exhibit Index with this Amendment.

This Amendment is an exhibit-only filing. Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Form 10-K, and does not modify, amend or update any other item or disclosures in the Form 10-K, including the financial information. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b).	Exhibits. The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger dated May 10, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc.		8-K	2.1	333-178883	5/13/2013

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc..		10-Q	10.11	000-54986	8/14/2013

3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-K	3.1	000-54986	12/12/2014

3.2	Amended and Restated Bylaws of Arch Therapeutics, Inc.		8-K	3.1	333-178883	6/24/2013

4.1*	Description of Securities

10.1#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi		8-K	10.8	333-178883	6/26/2013

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.2#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and Terrence W. Norchi Stock		8-K	10.1	000-54986	3/27/2014

10.3#	Executive Employment Agreement, effective July 7, 2014, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/7/2014

10.4#	First Amendment to Executive Employment Agreement, dated July 27, 2015, by and between Arch Therapeutics, Inc. and Richard E. Davis		8-K	10.1	000-54986	7/31/2015

10.5#	Consulting Agreement dated October 15, 2015 by and between Arch Therapeutics, Inc. and Dr. Arthur Rosenthal		S-1/A	10.40	333-206873	10/16/2015

10.6#	Arch Therapeutics, Inc. 2013 Stock Incentive Plan		8-K	10.1	333-178883	6/24/2013

10.7#	Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.13	000-54986	8/14/2013

10.8#	Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.14	000-54986	8/14/2013

10.9#	Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan		10-Q	10.15	000-54986	8/14/2013

10.10#	Form of Restricted Stock Award Agreement		8-K	10.2	000-54986	5/6/2016

10.11	Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.1	333-178883	4/25/2013

10.12	Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013		8-K	10.2	333-178883	4/25/2013

10.13	Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. Dated April 19, 2013		8-K	10.3	333-178883	4/25/2013

10.14	Form of Securities Purchase Agreement		8-K	10.4	333-178883	4/25/2013

10.15	Form of Warrant		8-K	10.5	333-178883	4/25/2013

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.16	Amended and Restated Exclusive Patent License Agreement dated May 23, 2011 between ABS and the Massachusetts Institute of Technology, as amended by the First Amendment to Amended and Restated Exclusive Patent License Agreement dated May 15, 2012 between ABS and the Massachusetts Institute of Technology, and further amended by the Second Amendment to Amended and Restated Exclusive Patent License Agreement dated February 1, 2013 between ABS and the Massachusetts Institute of Technology, as further amended by the Third Amendment to Amended and Restated Exclusive Patent License Agreement dated April 30, 2013 between ABS and the Massachusetts Institute of Technology, and as further amended by the Letter Agreement dated June 10, 2013 between ABS and the Massachusetts Institute of Technology		8-K	10.6	333-178883	6/26/2013

10.17	Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.1	000-54986	1/31/2014

10.18	Form of Series A Warrant to Purchase Common Stock		8-K	4.1	000-54986	1/31/2014

10.19	Form of Series B Warrant to Purchase Common Stock		8-K	4.2	000-54986	1/31/2014

10.20	Form of Series C Warrant to Purchase Common Stock		8-K	4.3	000-54986	1/31/2014

10.21	Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock		8-K	10.1	000-54986	12/2/2014

10.22	Amendment to Series C Warrants to Purchase Common Stock		8-K	10.3	000-54986	3/13/2015

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.23	Amendment to Series C Warrants to Purchase Common Stock dated May 30, 2015		8-K	10.1	000-54986	6/1/2015

10.24	Amendment to Series A and Series C Warrants to Purchase Common Stock dated June 22, 2015		8-K	10.1	000-54986	6/23/2015

10.25	Form of Registration Rights Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto		8-K	10.2	000-54986	1/31/2014

10.26	Form of Subscription Agreement		8-K	10.1	000-54986	3/13/2015

10.27	Form of 8% Convertible Note		8-K	10.2	000-54986	3/13/2015

10.28†	Project Agreement by and between Arch Therapeutics, Inc. and the National University of Ireland Galway dated May 28, 2015		10-Q	10.1	000-54986	8/7/2015

10.29	Form of Subscription Agreement		8-K	10.1	000-54986	7/6/2015

10.30	Form of Series D Warrants		8-K	10.2	000-54986	7/6/2015

10.31	Registration Rights Agreement dated June 30, 2015, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	7/6/2015

10.32	Form of Subscription Agreement		8-K	10.1	000-54986	6/2/2016

10.33	Form of Series E Warrants		8-K	10.2	000-54986	6/2/2016

10.34	Registration Rights Agreement dated May 26, 2016, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto		8-K	10.3	000-54986	6/2/2016

10.35	Securities Purchase Agreement		8-K	10.1	000-54986	02/21/2017

10.36	Form of Series F Warrants		8-K	10.2	000-54986	02/21/2017

10.37	Securities Purchase Agreement		8-K	10.1	000-54986	06/29/2018

10.38	Form of Series G Warrants		8-K	10.2	000-54986	06/29/2018

10.39#	Advisory Agreement, effective July 19, 2018, by and between Arch Therapeutics, Inc. and Dr. Avtar Dhillon		8-K	10.1	000-54986	07/20/2018

10.40	Securities Purchase Agreement		8-K	10.1	000-54986	05/13/2019

10.41	Form of Series H Warrants		8-K	10.2	000-54986	05/13/2019

10.42	Form of Securities Purchase Agreement		8-K	10.1	000-54986	10/18/2019

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.43	Form of Series I Warrants		8-K	10.2	000-54986	10/18/2019

10.44	Engagement Agreement		8-K	10.3	000-54986	10/18/2019

10.45	Form of Placement Agent Warrant		8-K	10.4	000-54986	10/18/2019

10.46	PPP Note		8-K	10.1	000-54986	04/27/2020

10.47	Form of Amendment to Series D Warrants to Purchase Common Stock		8-K	10.1	000-54986	06/05/2020

10.48	Form of Series J Warrant		8-K	10.2	000-54986	06/05/2020

10.49	Form of Convertible Notes		8-K	10.3	000-54986	06/05/2020

10.50	Form of Securities Purchase Agreement		8-K	10.1	000-54986	2/12/2021

10.51	Form of Series K Warrant		8-K	10.2	000-54986	2/12/2021

10.52	Engagement Agreement		8-K	10.3	000-54986	2/12/2021

10.53	Form of Placement Agent Warrant		8-K	10.4	000-54986	2/12/2021

10.54	Form of Registration Rights Agreement		8-K	10.5	000-54986	2/12/2021

21.1	List of Subsidiaries		8-K	21.1	333-178883	6/26/2013

23.1*	Consent of Independent Registered Public Accounting firm

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Richard E. Davis, Chief Financial Officer and Treasurer

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)	X

†	Confidential treatment has been granted as to certain portions of these Exhibits

#	Management contract or compensatory plan or arrangement.

*	Filed as an exhibit to the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi, MD
Date: December 29, 2021		Terrence W. Norchi, MD
President and Chief Executive Officer