Form 10-Q
period 2021-12-31
Arch Therapeutics, Inc.
filed 2022-02-11
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

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

As of February 10, 2022, 237,169,770 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three Months ended December 31, 2021

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2021 (Unaudited) and September 30, 2021

ASSETS	December 31, 2021	September 30, 2021
Current assets:
Cash	$1,088,114	$2,266,639
Inventory	1,093,390	1,093,765
Prepaid expenses and other current assets	354,227	307,341
Total current assets	2,535,731	3,667,745

Long-term assets:
Property and equipment, net	4,441	5,240
Other assets	3,500	3,500
Total long-term assets	7,941	8,740

Total assets	$2,543,672	$3,676,485

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$748,880	$408,083
Accrued expenses and other liabilities	203,529	319,464
Current portion of derivative liability	1,000,000	1,000,000
Total current liabilities	1,952,409	1,727,547

Long-term liabilities:
Series 1 convertible notes	550,000	550,000
Series 2 convertible notes	1,050,000	1,050,000
Accrued interest	207,466	167,137
Derivative liability	1,207,475	1,207,475
Total long-term liabilities	3,014,941	2,974,612

Total liabilities	4,967,350	4,702,159

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 800,000,000 shares authorized as of December 31, 2021 and September 30, 2021, 237,169,770 shares issued as of December 31, 2021 and September 30, 2021 and 237,019,770 and 236,719,770 shares outstanding as of December 31, 2021 and September 30, 2021	236,795	236,720
Additional paid-in capital	48,686,593	48,534,525
Accumulated deficit	(51,347,066)	(49,796,919)
Total stockholders’ deficit	(2,423,678)	(1,025,674)

Total liabilities and stockholders’ deficit	$2,543,672	$3,676,485

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended December 31, 2021 and 2020

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020

Revenue	$4,696	$-

Operating expenses:
Cost of revenues	16,792	-
Selling, general and administrative expenses	1,263,104	890,192
Research and development expenses	234,618	343,590
Total costs and expenses	1,514,514	1,233,782

Loss from operations	(1,509,818)	(1,233,782)

Other (expense) income:
Interest expense	(40,329)	(29,266)
Decrease to fair value of derivative	-	108,944
Total other (expense) income	(40,329)	79,678

Net loss	$(1,550,147)	$(1,154,104)

Loss per share - basic and diluted
Net loss per common share - basic and diluted	$(0.01)	$(0.01)
Weighted common shares - basic and diluted	236,789,063	193,044,766

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)

For the Three Months Ended December 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2020	193,044,766	$193,045	$41,862,901	$(43,556,437)	$(1,500,491)

Net loss	-	-	-	(1,154,104)	(1,154,104)

Stock-based compensation expense	-	-	85,611	-	85,611

Balance at December 31, 2020	193,044,766	$193,045	$41,948,512	$(44,710,541)	$(2,568,984)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2021	236,719,770	$236,720	$48,534,525	$(49,796,919)	$(1,025,674)

Net loss	-	-	-	(1,550,147)	(1,550,147)

Vesting of Restricted Stock	75,000	75	(75)		-

Stock-based compensation expense			152,143		152,143

Balance at December 31, 2021	236,794,770	$236,795	$48,686,593	$(51,347,066)	$(2,423,678)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended December 31, 2021 and 2020

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Cash flows from operating activities:
Net loss	$(1,550,147)	$(1,154,104)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	799	372
Stock-based compensation	152,143	85,611
Decrease to fair value of derivative	-	(108,944)
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	375	(47,747)
Prepaid expenses and other current assets	(46,886)	18,542
Increase (decrease) in:
Accounts payable	340,797	49,101
Accrued interest	40,329	28,822
Accrued expenses and other liabilities	(115,935)	(1,549)
Net cash used in operating activities	(1,178,525)	(1,129,896)

Cash flows from financing activities:
Proceeds received from convertible notes	-	1,050,000
Net cash provided by financing activities	-	1,050,000

Net (decrease) in cash	(1,178,525)	(79,896)

Cash, beginning of year	2,266,639	959,309

Cash, end of year	$1,088,114	$879,413

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

The Company only recently commenced commercial sales of our first product, AC5® Advanced Wound System, and have devoted substantially all of our operational effort to the research, development and regulatory programs necessary to turn our core technology into commercial products. To date, the Company has principally raised capital through the issuance of convertible debt, and the issuance of units consisting of its common stock, $0.001 par value per share (“Common Stock”), and warrants.

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

Although the Company believes that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 17, 2021.

For a complete summary of the Company’s significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2021. There have been no material changes to our significant accounting policies during the three months ended December 31, 2021.

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

Recently Issued and Adopted Accounting Guidance

Accounting Standards Update (ASU) 2020-06, “Debt with Conversion and other Options (subtopic 470-02) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” was issued by the FASB in August 2020. The purpose of this amendment is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liability and equity. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and September 30, 2021.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three months ended December 31, 2021 and 2020 there has not been any impairment of long-lived assets.

Leases

The Company determines if an arrangement is a lease at its inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our lease does not provide an implicit interest rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As of December 31, 2021 and September 30, 2021, our ROU asset is included in prepaid expenses and other current assets and the lease obligations is included in accrued expenses and other current liabilities on our consolidated balance sheets. As of December 31, 2021 and September 30, 2021, ROU asset of approximately $10,000 and $0, respectively, represents our right to use an underlying asset for the lease term and the lease liabilities of approximately $10,000 and $0, respectively, represents our obligation to make lease payments arising from the lease.

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

At December 31, 2021 and September 30, 2021, the carrying amounts of cash, accounts payables and accrued expenses and other liabilities approximate fair value because of their short-term nature. The carrying amounts for the Convertible Notes approximate fair value because borrowing rates and term are similar to comparable market participants.

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

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, only recently commenced generating limited operating revenues, and has limited working capital. The continuation of the Company’s business as a going concern is dependent upon raising additional capital, the ability to successfully market and sell its product(s) and eventually attaining and maintaining profitable operations. In particular, as of December 31, 2021, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its current and potential other products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Finally, some of our product candidates or the materials contained therein (such as the Active Pharmaceutical Ingredients (“APIs”) for our AC5® product line), are manufactured from facilities in areas impacted by the outbreak of the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. Historically, the Company has principally funded operations through the issuance of convertible debt, and the issuance of units consisting of Common Stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on February 20, 2017 (“2017 SPA”) and on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA, respectively. Provisions in the Securities Purchase Agreements that the Company entered into on February 11, 2021 (“2021 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2021 SPA) until February 11, 2022 including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the one-year anniversary of the execution and effectiveness of the 2021 SPA.

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

3. PROPERTY AND EQUIPMENT

At December 31, 2021 and September 30, 2021, property and equipment consisted of:

	Estimated
	Useful	December 31,	September 30,
	Life (years)	2021	2021
Computer equipment	3	$9,357	$9,357

Furniture and fixtures	5	8,983	8,983

Leasehold improvements	Life of Lease	14,416	14,416

Lab equipment	5	1,000	1,000

		33,756	33,756

Less – accumulated depreciation		29,315	28,516

Property and equipment, net		$4,441	$5,240

For the three months ended December 31, 2021 and 2020, depreciation expense recorded was $799 and $372, respectively.

4. INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2021	2021
Finished Goods	$249,196	$249,571
Goods-in-process	844,194	844,194
Total	$1,093,390	$1,093,765

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

5. STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2021, a maximum number of 31,114,256 shares of the Company’s authorized and available Common Stock could be issued in the form of options, stock appreciation rights, sales or bonuses of Restricted Stock, Restricted Stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our Common Stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 3,000,000 shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2021, the aggregate number of authorized shares under the Plan was further increased by 3,000,000 shares to a total of 34,114,256 shares.

The exercise price of each option is equal to the closing price of a share of our Common Stock on the date of grant.

Share-Based awards

During the three months ended December 31, 2021, the Company awarded 250,000 options to employees and directors and no options to consultants to purchase shares of Common Stock under the 2013 Plan.

Share-based compensation expense for awards granted during the three months ended December 31, 2021 was based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.

Common Stock Options

Stock compensation activity under the 2013 Plan for the three months ended December 31, 2021 follows:

			Weighted
		Weighted	Average
	Option	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (years)	Value
Outstanding at September 30, 2021	24,899,014	$0.29	1.83	$140,151
Awarded	250,000	0.10	—	—
Forfeited/Cancelled	(1,969,016)	0.44	—	—
Outstanding at December 31, 2021	23,179,998	0.28	1.67	750
Vested at December 31, 2021	17,759,551	0.33	2.01	—
Vested and expected to vest at December 31, 2021	23,179,998	$0.28	1.67	$750

As of December 31, 2021, 4,818,356 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $142,000 and $86,000, respectively. Of this amount during the three months ended December 31, 2021 and 2020, $53,000 and $26,000, respectively, were recorded as research and development expenses, and $89,000 and $60,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations.

During the three months ended December 31, 2021 and 2020, no stock options awarded were exercised.

As of December 31, 2021, there is approximately $106,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.33 years.

Restricted Stock

On October 14, 2020, the Company awarded 50,000 shares of restricted Common Stock (“Restricted Stock”) to a consultant. The shares subject to this grant were awarded under the 2013 Plan and vested 90 days from the date of the award. On July 30, 2021, the Company awarded 150,000 shares of Restricted Stock to an employee. The shares subject to this grant were awarded under the 2013 Plan and 50,000 shares vest on each of the following dates: January 12, 2022, July 12, 2022 and January 12, 2023. On September 27, 2021, the Company awarded 300,000 shares of Restricted Stock to a consultant. The shares subject to this grant were awarded under the 2013 Plan and 1/12 of the shares will vest on each of the next twelve month anniversaries.

Restricted Stock activity in shares under the 2013 Plan for the three months ended December 31, 2021 and 2020 follows:

	2021	2020
Non Vested at September 30, 2021 and 2020	450,000	—
Awarded	—	50,000
Vested	(75,000)	—
Forfeited	—	—
Non Vested at December 31, 2021 and 2020	375,000	50,000

The weighted average Restricted Stock award date fair value information for the three months ended December 31, 2021 and 2020 follows:

	2021	2020
Non Vested at September 30, 2021 and 2020	$0.10	$—
Awarded	—	0.18
Vested	(0.10)	—
Forfeited	—	—
Non Vested at December 31, 2021 and 2020	$0.10	$0.18

For the three months ended December 31, 2021 and 2020 compensation expense recorded for the Restricted Stock awards was approximately $10,000 and $0, respectively.

6. REGISTERED DIRECT OFFERINGS THAT CREATED DERIVATIVE LIABILITIES

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

On February 20, 2017, the Company entered into a Securities Purchase Agreement (the “2017 SPA”) with six accredited investors (collectively, the “2017 Investors”) providing for the issuance and sale by the Company to the 2017 Investors of an aggregate of 10,166,664 units at a purchase price of $0.60 per unit in a registered offering (the “2017 Financing”). The securities comprising the units sold in the 2017 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, a Series F Warrant equal to 55% of the shares of Common Stock at an exercise price of $0.75 per share at any time prior to the fifth anniversary of the issuance date of the Series F Warrant subject to certain restrictions on exercise (the “2017 Warrants” and the shares issuable upon exercise of the 2017 Warrants, collectively, the “2017 Warrant Shares”).

On June 28, 2018, the Company entered into a Securities Purchase Agreement (“2018 SPA”) with eight accredited investors (“2018 Investors”) providing for the issuance and sale by the Company to the 2018 Investors of an aggregate of 9,070,000 units at a purchase price of $0.50 per unit in a registered offering (“2018 Financing”). The securities comprising the units sold in the 2018 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, a Series G Warrant to purchase up to a number of shares of our Common Stock equal to 75% of the shares of Common Stock at an exercise price of $0.70 per share at any time prior to the fifth anniversary of the issuance date of the Series G Warrant subject to certain restrictions on exercise (“2018 Warrants”) and the shares issuable upon exercise of the 2018 Warrants.

On May 12, 2019, the Company entered into a Securities Purchase Agreement (“2019 SPA”) with five accredited investors (“2019 Investors”) providing for the issuance and sale by the Company to the 2019 Investors of an aggregate of 8,615,384 units at a purchase price of $0.325 per unit in a registered offering (“2019 Financing"). The securities comprising the units sold in the 2019 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and a Series H Warrant to purchase one share of Common Stock at an exercise price of $0.40 per share at any time prior to the fifth anniversary of the issuance date of the Series H Warrant subject to certain restrictions on exercise (“the 2019 Warrant Shares”) and the shares issuable upon exercise of the 2019 Warrants, (“2019 Warrant Shares”).

During the three months ended December 31, 2021 and 2020, no Series F, Series G and Series H Warrants had been exercised. As of December 31, 2021, up to 5,591,664, 6,802,500 and 8,615,384 shares may be acquired upon the exercise of the Series F, Series G and Series H Warrants, respectively.

7. DERIVATIVE LIABILITIES

The Company accounted for the Series F Warrants relating to the 2017 Financing, the Series G Warrants relating to the 2018 Financing and the Series H Warrants relating to the 2019 Financing in accordance with ASC 815-10, Derivatives and Hedging. Since the Company may be required to purchase its Series F, Series G and Series H Warrants for an amount of cash equal to $0.18, $0.11 and $0.0533, respectively for each share of Common Stock (“Minimum”) and the underlying Series F, Series G and Series H Warrants are not classified within stockholders’ deficit, they are recorded as liabilities at the greater of the minimum or fair value. They are marked to market each reporting period through the consolidated statement of operations.

On the respective closing dates, the Series F, Series G and Series H derivative liabilities were recorded at an aggregate fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds, the remaining proceeds were allocated to Common Stock and additional-paid-in-capital. During the three months ended December 31, 2021 and 2020, $0 and $108,944 was recorded to decrease the fair value of derivative liability, respectively.

Fair Value Measurements Using Significant Unobservable Inputs - December 31, 2021
(Level 3)	Series F	Series G	Series H
Beginning balance at September 30, 2021	$1,000,000	$748,275	$459,200

Issuances	—	—	—

Adjustments to estimated fair value	—	—	—

Ending balance at December 31, 2021	$1,000,000	$748,275	$459,200

Fair Value Measurements Using Significant Unobservable Inputs - September 30, 2021
(Level 3)	Series F	Series G	Series H
Beginning balance at September 30, 2020	$1,000,000	$748,275	$568,144

Issuances	—	—	—

Adjustments to estimated fair value	—	—	(108,944)

Ending balance at December 31, 2020	$1,000,000	$748,275	$459,200

The derivative liabilities were valued as of December 31, 2021 using the Black Scholes Model with the following assumptions:

	Series F	Series G	Series H
Closing price per share of Common Stock	$0.095	$0.095	$0.095
Exercise price per share	$0.75	$0.70	$0.40
Expected volatility	109.86%	97.04%	93.53%
Risk-free interest rate	0.05%	0.56%	0.85%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	0.08	1.44	2.33

The derivative liabilities were valued as of September 30, 2021 using the Black Scholes Model with the following assumptions:

	Series F	Series G	Series H
Closing price per share of Common Stock	$0.12	$0.12	$0.12
Exercise price per share	$0.75	$0.70	$0.40
Expected volatility	90.28%	87.40%	86.59%
Risk-free interest rate	0.04%	0.19%	0.41%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	0.34	1.70	2.58

8. OCTOBER 2019 REGISTERED DIRECT OFFERING

On October 16, 2019, the Company entered into a Securities Purchase Agreement ( “October 2019 SPA”) with seven accredited investors ( “October 2019 Investors”) providing for the issuance and sale by the Company to the 2019 Investors of an aggregate of 14,285,714 units at a purchase price of $0.175 per unit in a registered offering ( “October 2019 Financing”). The securities comprising the units sold in the October 2019 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and a Series I Warrant to purchase one share of Common Stock at an exercise price of $0.22 per share at any time prior to the fifth anniversary of the issuance date of the Series I Warrant subject to certain restrictions on exercise ( “October 2019 Warrants”) and the shares issuable upon exercise of the October 2019 Warrants, ( “October 2019 Warrant Shares”). As of October 18, 2019, the Company recorded the 14,285,714 shares as Common Stock. Pursuant to the Engagement Agreement (as defined below), the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 1,071,429 shares (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Series I Warrants, except that the exercise price of the Placement Agent Warrants is $0.21875 per share and the term of the Placement Agent Warrants is five years.

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

During the three months ended December 31, 2021 and 2020, no Series I Warrants or Placement Agent Warrants had been exercised. As of December 31, 2021, up to 14,285,714 and 1,071,429 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

Common Stock

On October 18, 2019 the Closing Date of the October 2019 Financing, the Company issued 14,285,714 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series I Warrants and the Placement Agent Warrants relating to the aforementioned October 2019 Registered Direct Offering in accordance with ASC 815-40, Derivatives and Hedging. Because the Series I Warrants and the Placement Agent Warrants are indexed to the Company’s stock, they are classified within stockholders’ deficit in the accompanying consolidated financial statements.

9. 2021 REGISTERED DIRECT OFFERING

On February 11, 2021, the Company entered into a Securities Purchase Agreement (“2021 SPA”) with certain institutional and accredited investors (“2021 Investors”) providing for the issuance and sale by the Company to the 2021 Investors of an aggregate of 43,125,004 shares (the “Shares”) of the Company’s Common Stock, and Series K Warrants (the “Series K Warrants”) to purchase an aggregate of 32,343,754 shares (the “Warrant Shares”) of Common Stock, at a combined offering price of $0.16 per share and related warrant (the “2021 Financing”). The Series K Warrants have an exercise price of $0.17 per share and are exercisable for a period of 5.5 years. The aggregate gross proceeds for the sale of the Shares and Series K Warrants was approximately $6.9 million, before deducting the placement agent’s fees and expenses and other offering expenses payable by the Company, of approximately $700,000. Pursuant to an engagement agreement (the “Engagement Agreement”) dated as of February 8, 2021, by and between the Company and H.C. Wainwright & Co. (the “Placement Agent”), the Company has agreed to pay the Placement Agent cash fees equal to (i) 7.5% of the gross proceeds received by the Company from certain investors participating in the 2021 Financing, and (ii) 6.0% of the gross proceeds received by the Company from certain investors with pre-existing relationships with the Company. In addition, the Placement Agent will be entitled to receive a one-time non-accountable expense fee of $10,000, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and $10,000 for clearing expenses. Pursuant to the Engagement Agreement, the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 7.5% of the aggregate number of shares sold to investors in the Offering, or warrants to purchase up to 3,234,375 shares (the “Placement Agent 2 Warrants”) of the Company’s Common Stock. The Placement Agent 2 Warrants have substantially the same terms as the Series K Warrants, except that the exercise price of the Placement Agent 2 Warrants is $0.20 per share. The Engagement Agreement has indemnity and other customary provisions for transactions of this nature.

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

During the three months ended December 31, 2021, no Series K Warrants or Placement Agent 2 Warrants had been exercised. As of December 31, 2021, up to 32,343,754 and 3,234,375 shares may be acquired upon the exercise of the Series K Warrants and Placement Agent Warrants, respectively.

Common Stock

On February 17, 2021 the Closing Date of the 2021 Financing, the Company issued 43,125,004 shares of Common Stock.

Equity Value of Warrants

The Company accounted for the Series K Warrants and the Placement Agent 2 Warrants relating to the aforementioned February 2021 Registered Direct Offering in accordance with ASC 815-40, Derivatives and Hedging. Because the Series K Warrants and the Placement Agent 2 Warrants are indexed to the Company’s stock, they are classified within stockholders’ deficit in the accompanying consolidated financial statements.

10. CONVERTIBLE NOTES

On June 4, 2020 and November 6, 2020, the Company issued unsecured 10% Series 1 Convertible Notes (“Series 1”) and Series 2 Convertible Notes (“Series 2”) in the aggregate principal amount of $550,000 and $1,050,000, respectively. The maturity dates of the Series 1 and Series 2 convertible notes are June 30, 2023 and November 30, 2023, respectively. Both the Series 1 and Series 2 Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Series 1 and Series 2 Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms of the Convertible Notes) into shares of the Company’s Common Stock, at a per share price of $0.27 and $0.25 (the “Conversion Price”) for the Series 1 and Series 2 Convertible Notes, respectively; (iv) the ability of a holder of a Convertible Note (a “Holder”) to convert the Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert the Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid.

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

On June 22, 2020, the Company entered into a Series J Warrant Issuance Agreement (the “Keyes Sulat Agreement”) with the Keyes Sulat Revocable Trust (the “Trust”), also a holder of outstanding Series D Warrants, resulting in approximately $82,000 of proceeds as a result of the full exercise of the Trust’s Series D Warrants. Under the terms of the Keyes Sulat Agreement, in exchange for fully exercising the Trust’s remaining Series D Warrants for 454,546 shares of Common Stock on June 22, 2020, the Trust was issued Series J Warrants to purchase 340,910 shares of Common Stock at an exercise price of $0.25 over a one year term. James R. Sulat, a former member of the Board, is a co-trustee of the Trust, of which members of Mr. Sulat’s immediate family are beneficiaries. Mr. Sulat disclosed his interest in the Trust to the Board prior to its approval of the transaction and abstained from voting on the transaction.

During the three months ended December 31, 2021 and 2020, the Company recorded interest expense on the convertible notes of approximately $40,000 and $29,000, respectively.

11. PAYROLL PROTECTION PROGRAM LOAN

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

The PPP Loan had a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments were deferred until the SBA made a decision on our loan forgiveness application. If the PPP Loan was not forgiven, the Company would be required to make monthly payments of principal and interest of approximately $20,000 to the Lender.

The PPP Note contained customary events of default relating to, among other things, payment defaults, providing materially false and misleading representations to the SBA or Lender, or breaching the terms of the PPP Loan documents. The occurrence of an event of default would have resulted in the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment.

Under the terms of the CARES Act, PPP Loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. During November 2020, the Company applied for forgiveness of the PPP Loan. On May 28, 2021, the Company received notice that the SBA completed its review of the Company's application for forgiveness of the PPP Loan, and all principal and interest was forgiven.

The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the Cares Act all borrowers are required to maintain the PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

12. RISKS AND UNCERTAINTIES – COVID-19

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

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions through February 11, 2022 the date which these unaudited interim consolidated financial statements were issued. There were no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarter Report on Form 10-Q (this "Quarterly Report", or this "Report") to "Arch Biosurgery, Inc." “Company”, “we”, “us”, “our”, “Arch” or similar references mean Arch Therapeutics, Inc. and its consolidated subsidiary, Arch Biosurgery, Inc.  References to the "SEC" refer to the U.S. Securities and Exchange Commission.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the related notes included elsewhere in this interim report. Our consolidated condensed financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2021, as well as in Item II, Part 1A of this Report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

The Company only recently commenced commercial sales of our first product, AC5® Advanced Wound System, and has devoted substantially all of our operational effort to the research, development and regulatory programs necessary to turn our core technology into commercial products. To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of the Company's common stock, $0.001 par value per share (“Common Stock”), and warrants.

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

Business Overview

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

Merger with ABS and Related Activities

On June 26, 2013, the Company completed the Merger with ABS, pursuant to which ABS became a wholly owned subsidiary of the Company. In contemplation of the Merger, effective May 24, 2013, the Company increased its authorized Common Stock, from 75,000,000 shares to 300,000,000 shares and effected a forward stock split, by way of a stock dividend, of its issued and outstanding shares of Common Stock at a ratio of 11 shares to each one issued and outstanding share. Also, in contemplation of the Merger, effective June 5, 2013, the Company changed its name from Almah, Inc. to Arch Therapeutics, Inc. and changed the ticker symbol under which its Common Stock trades on the OTC Bulletin Board from “AACH” to “ARTH”.

Liquidity

We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System. We devote a significant amount of our efforts on fundraising as well as planning and conducting product research and development and activities in connection with obtaining regulatory marketing authorization. For the three months ended December 31, 2021, we had a net loss of $1,550,147 versus a net loss of $1,154,104 in the comparable period in the prior year. The net loss for the three months ended December 31, 2021 can be attributable to selling, general and administrative costs and research and development expenses, including regulatory marketing authorization. The loss for the three months ended December 31, 2020 can be attributable to research and development expenses, including regulatory marketing authorization and selling, general and administrative costs partially offset by an adjustment of derivative liabilities of $108,944.

Cash used in operating activities increased $48,629 during the three months ended December 31, 2021 to $1,178,525 compared to $1,129,896, for the three months ended December 31, 2020. Cash at December 31, 2021 decreased by $1,178,525 to $1,088,114 compared to $2,266,639 as of September 30, 2021.

Recent Developments

On December 13, 2021 the Company announced that in partnership with Lovell Government Services, Arch’s AC5® Advanced Wound System (“AC5®”) has been added to the Federal Supply Schedule (“FSS”) and General Services Administration (“GSA”) contracts, and is approved for purchase by all federal government agencies, including the Department of Veterans Affairs (VA), Indian Health Services (IHS), and Department of Defense (DOD) Medical Treatment Facilities effective December 15, 2021.

On January 4, 2022 the Company announced the appointment of Guy Fish, M.D. to its Board of Directors and the resignation of Jim Sulat from the Board of Directors.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this Report. The period-to-period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three months ended December 31, 2021 Compared to Three months ended December 31, 2020

	December 31,	December 31,	Increase
	2021	2020	(Decrease)
	$ ($)	$ ($)	$ ($)
Revenue	4,696	—	4,696
Operating Expenses:
Cost of Revenues	16,792	—	16,792
Selling, general and administrative	1,263,104	890,192	372,912
Research and development	234,618	343,590	(108,972)
Loss from operations	(1,509,818)	(1,233,782)	276,036
Other (expense) income	(40,329)	79,678	(120,007)
Net loss	(1,550,147)	(1,154,104)	396,043

Revenue

Revenue for the three months ended December 31, 2021 was $4,696, which was the result of a single transaction into a Veterans Administration (“VA”) hospital through our distribution partner, LGS. We did not generate revenue during the three months ended December 31 2020.

Cost of Revenues

Cost of revenues during the three months ended December 31, 2021 was $16,792, an increase of $16,792 compared to no cost of revenue for the three months ended December 31, 2020. Cost of sales includes product costs, third party warehousing, overhead allocation and royalty expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended December 31, 2021 was $1,263,104, an increase of $372,912 compared to $890,192 for the three months ended December 31, 2020. The increase in selling, general and administrative expense for the three months ended December 31, 2021 is primarily attributable to additional staffing, stock based compensation and marketing programs. Selling, general and administrative expense are generally expected to increase during the 2022 fiscal year as a result of the establishment and execution of commercialization efforts, additional staffing, as well as increased costs associated with the Company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the three months ended December 31, 2021 was $234,618, a decrease of $108,972 compared to $343,590 for the three months ended December 31, 2020. The decrease in research and development expense is primarily attributable to a decrease in payroll and product development costs.

Other Income (expense)

Other expense during the three months ended December 31, 2021 was $40,329, an increase of $120,007 compared to total other income of $79,678 for the three months ended December 31, 2020. The increase in other (expense) income is attributed to no change in the fair value of the derivative liabilities and am increase in  interest expense. The three months ended December 31, 2020 included income of $108,944 for the change in fair market value of the derivative liabilities.

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

Working Capital

At December 31, 2021, we had total current assets of $2,535,731 (including cash of $1,088,114) and working capital of $583,322. Our working capital as of December 31, 2021 and September 30, 2021 are summarized as follows:

	December 31,	September 30,
	2021	2021
Total Current Assets	$2,535,731	$3,667,745
Total Current Liabilities	1,952,409	1,727,547
Working Capital	$583,322	$1,940,198

Total current assets as of December 31, 2021 were $2,535,731, a decrease of $1,132,014 compared to $3,677,745 as of September 30, 2021. The decrease in current assets is primarily attributable selling, general and administrative expense and research and development expense incurred in connection with activities to develop our primary product candidate. Our total current assets as of December 31, 2021 and September 30, 2021 were comprised primarily of cash, inventory and prepaid expenses. Total current liabilities as of December 31, 2021 were $1,952,409, an increase of $224,862 compared to $1,727,547 as of September 30, 2021. The increase is primarily due to an increase in accounts payable, partially offset by a decrease in accrued expense and other current liabilities. Our total current liabilities as of December 31, 2021 and September 30, 2021 were comprised of accounts payable, accrued expenses and other liabilities and the current portion of derivative liabilities.

Cash Flow for the three months ended December 31, 2021 compared to the three months ended December 31, 2020

	December 31,	December 31,
	2021	2020
Cash Used in Operating Activities	$(1,178,525)	$(1,129,896)
Cash Provided by Financing Activities	—	1,050,000
Net decrease in cash	$(1,178,525	$(79,896)

Cash Used in Operating Activities

Cash used in operating activities increased $48,629 to $1,178,525 during the three months ended December 31, 2021 compared to $1,129,896 during the three months ended December 31, 2020. The increase in cash used in operating activities is primarily attributable to increased payroll due to staffing additions, stock based compensation and marketing programs partially offset by decreased product and development costs.

Cash Used in Investing Activities

For the three months ended December 31, 2021 and 2020 no cash was used for investing activities.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $1,050,000 to $0 during the three months ended December 31, 2021, compared to $1,050,000 during the three months ended December 31, 2020. For the three months ended December 31, 2020, the cash provided by financing activities resulted from $1,050,000 from the issuance of Series 2 Convertible Notes.

Cash Requirements

We anticipate that our operating and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of February 10, 2022, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2022. Notwithstanding this, depending upon additional input from EU and US regulatory authorities, we do not expect to generate sufficient revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” described in our Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the SEC on December 17, 2021, in which case our current funds may not be sufficient to operate our business for the period we expect.

We have only recently made the first sale of our first product, AC5® Advanced Wound System. That revenue will not be sufficient to fund our business operations and we will need to obtain additional funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2017 SPA and 2018 SPA (see Note 6) restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2017 SPA and 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2017 Financing and the 2018 Financing collectively own less than 20% of the Series F Warrants and Series G Warrants purchased by them pursuant to the 2017 SPA and 2018 SPA. In addition, the Company is prohibited from entering into or effecting a Variable Rate Transaction (as defined in the 2021 SPA) until February 11, 2022; provided, however, the Company may enter into and effect an at-the-market offering facility with the Placement Agent. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail, and our stockholders could lose all of their investments.

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

Going Concern

We have only recently commenced commercial sales of our first product, AC5® Advanced Wound System. From inception, we have had recurring losses from operations. While the Company anticipates that it will have cash on hand into the second quarter of fiscal 2022, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2021, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Report do not include any adjustments that might be necessary should operations discontinue.

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

Recent Accounting Guidance

Accounting Standards Update (ASU) 2020-06, “Debt with Conversion and other Options (subtopic 470-02) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” was issued by the FASB in August 2020. The purpose of this amendment is to address issues identified as a result of the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liability and equity. The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the SEC on December 17, 2021 (our "Annual Report"), which could materially affect our business, financial condition or future results. The risks described in our Annual Report may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report.

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

ARCH THERAPEUTICS, INC.

Date: February 11, 2022	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2022	By:	/s/ MICHAEL S. ABRAMS
Michael S. Abrams
Chief Financial Officer
(Principal Financial and Accounting Officer)