Form 10-Q
period 2022-03-31
Arch Therapeutics, Inc.
filed 2022-05-13
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 237,069,770 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

For the Three Months ended March 31, 2022

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of March 31, 2022 (Unaudited) and September 30, 2021

ASSETS	March 31, 2022	September 30, 2021
Current assets:
Cash	$54,405	$2,266,639
Inventory	1,197,568	1,093,765
Prepaid expense and other current assets	180,261	307,341
Total current assets	1,432,234	3,667,745

Long-term assets:
Property and equipment, net	3,642	5,240
Other assets	3,500	3,500
Total long-term assets	7,142	8,740

Total assets	$1,439,376	$3,676,485

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,288,078	$408,083
Accrued expense and other liabilities	156,329	319,464
Current portion of derivative liability	-	1,000,000
Total current liabilities	1,444,407	1,727,547

Long-term liabilities:
Series 1 convertible notes	550,000	550,000
Series 2 convertible notes	1,050,000	1,050,000
Accrued interest	246,918	167,137
Derivative liability, net of current portion	1,207,475	1,207,475
Total long-term liabilities	3,054,393	2,974,612

Total liabilities	4,498,800	4,702,159

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 800,000,000 shares authorized; 237,169,770 shares issued as of March 31, 2022 and September 30, 2021 and 237,069,770 and 236,719,770 shares outstanding as of March 31, 2022 and September 30, 2021	236,920	236,720
Additional paid-in capital	48,841,040	48,534,525
Accumulated deficit	(52,137,384)	(49,796,919)
Total stockholders’ deficit	(3,059,424)	(1,025,674)

Total liabilities and stockholders’ deficit	$1,439,376	$3,676,485

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Revenue	$3,130	$10,000	$7,826	$10,000

Operating expense:
Cost of revenues	17,430	10,102	34,223	10,102
Selling, general and administrative expense	1,208,910	1,339,833	2,472,013	2,230,024
Research and development expense	527,656	410,611	762,274	754,202
Total costs and expenses	1,753,996	1,760,546	3,268,510	2,994,328

Loss from operations	(1,750,866)	(1,750,546)	(3,260,684)	(2,984,328)

Other income (expense):
Interest expense	(39,452)	(40,750)	(79,781)	(70,016)
Decrease to fair value of derivative liability	1,000,000	-	1,000,000	108,944
Total other income (expense)	960,548	(40,750)	920,219	38,928

Net loss	$(790,318)	$(1,791,296)	$(2,340,465)	$(2,945,400)

Loss per share - basic and diluted
Net loss per common share - basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.01)
Weighted common shares - basic and diluted	236,865,603	213,337,625	236,806,034	203,135,751

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)

For the Three and Six Months Ended March 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
Three Months Ended March 31, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	236,794,770	$236,795	$48,686,593	$(51,347,066)	$(2,423,678)

Net loss	-	-	-	(790,318)	(790,318)
Vesting of Restricted Stock	125,000	125	(125)	-	-
Stock-based compensation expense	-	-	154,572	-	154,572

Balance at March 31, 2022	236,919,770	$236,920	$48,841,040	$(52,137,384)	$(3,059,424)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
Six Months Ended March 31, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2021	236,719,770	$236,720	$48,534,525	$(49,796,919)	$(1,025,674)

Net loss	-	-	-	(2,340,465)	(2,340,465)
Vesting of Restricted Stock	200,000	200	(200)	-	-
Stock-based compensation expense	-	-	306,715	-	306,715

Balance at March 31, 2022	236,919,770	$236,920	$48,841,040	$(52,137,384)	$(3,059,424)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
Three Months Ended March 31, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	193,044,766	$193,045	$41,948,512	$(44,710,541)	$(2,568,984)

Net loss	-	-	-	(1,791,296)	(1,791,296)
Issuance of common stock and warrants, net of financing costs	43,125,004	43,125	6,176,108	-	6,219,233
Vesting of restricted stock	550,000	550	(550)		-
Stock-based compensation expense	-	-	192,729	-	192,729

Balance at March 31, 2021	236,719,770	$236,720	$48,316,799	$(46,501,837)	$2,051,682

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
Six Months Ended March 31, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2020	193,044,766	$193,045	$41,862,901	$(43,556,437)	(1,500,491)

Net loss	-	-	-	(2,945,400)	(2,945,400)
Issuance of common stock and warrants, net of financing costs	43,125,004	43,125	6,176,108	-	6,219,233
Vesting of restricted stock	550,000	550	(550)		-
Stock-based compensation expense	-	-	278,340	-	278,340

Balance at March 31, 2021	236,719,770	$236,720	$48,316,799	$(46,501,837)	$2,051,682

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(2,340,465)	$(2,945,400)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,598	989
Stock-based compensation	306,715	278,340
Decrease to fair value of derivative liability	(1,000,000)	(108,944)
Inventory obsolescence charge	248,073	181,988
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(351,876)	(42,215)
Prepaid expense and other current assets	127,080	(237,703)
Increase (decrease) in:
Accounts payable	879,995	216,783
Accrued interest	79,781	69,137
Accrued expense and other liabilities	(163,135)	(77,426)
Net cash used in operating activities	(2,212,234)	(2,664,451)

Cash flows from investing activities:
Purchases of property and equipment	-	(3,275)
Net cash used in investing activities	-	(3,275)

Cash flows from financing activities:
Proceeds received from convertible notes	-	1,050,000
Proceeds from issued common stock and warrants, net of financing costs	-	6,219,233
Net cash provided by financing activities	-	7,269,233

Net increase (decrease) in cash	(2,212,234)	4,601,507

Cash, beginning of period	2,266,639	959,309

Cash, end of period	$54,405	$5,560,816

Non-cash financing activities:
Issuance of restricted stock for services	$19,887	$103,750

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

ABS was incorporated under the laws of the Commonwealth of Massachusetts on March 6, 2006, as Clear Nano Solutions, Inc. On April 7, 2008, ABS changed its name from Clear Nano Solutions, Inc. to Arch Therapeutics, Inc. Effective upon the closing of the Merger, ABS changed its name from Arch Therapeutics, Inc. to Arch Biosurgery, Inc.

The Company commenced commercial sales of our first product, AC5® Advanced Wound System during the three months ended March 31, 2021, and have devoted substantially all of our operational effort to the research, development and regulatory programs necessary to turn our core technology into commercial products. To date, the Company has principally raised capital through the issuance of convertible debt, and the issuance of units consisting of its common stock, $0.001 par value per share (“Common Stock”), and warrants.

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

For a complete summary of the Company’s significant accounting policies, please refer to Note 2 included in Item 8 of our Form 10-K for the fiscal year ended September 30, 2021. There have been no material changes to our significant accounting policies during the six months ended March 31, 2022.

Basis of Presentation

The consolidated financial statements include the accounts of Arch Therapeutics, Inc. and its wholly owned subsidiary, Arch Biosurgery, Inc., a biotechnology company. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and September 30, 2021.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three and six months ended March 31, 2022 and 2021 there has not been any impairment of long-lived assets.

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

Cost of Revenue

Cost of revenue includes product costs, warehousing, overhead allocation and royalty expense.

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

At March 31, 2022 and September 30, 2021, the carrying amounts of cash, accounts payables and accrued expense and other liabilities approximate fair value because of their short-term nature. The carrying amounts for the Convertible Notes approximate fair value because borrowing rates and term are similar to comparable market participants.

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

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, only recently commenced generating limited operating revenues, and has limited working capital. The continuation of the Company’s business as a going concern is dependent upon raising additional capital, the ability to successfully market and sell its product(s) and eventually attaining and maintaining profitable operations. In particular, as of March 31, 2022, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its current and potential other products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Finally, some of our product candidates or the materials contained therein (such as the Active Pharmaceutical Ingredients (“APIs”) for our AC5® product line), are manufactured from facilities in areas impacted by the outbreak of the coronavirus, which could result in shortages due to ongoing efforts to address the outbreak. Historically, the Company has principally funded operations through the issuance of convertible debt, and the issuance of units consisting of Common Stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on June 28, 2018 (“2018 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the institutional investors in the 2018 SPA collectively own less than 20% of the Series G Warrants purchased by them pursuant to the 2018 SPA.

The continued spread of coronavirus and geopolitical conflicts, including the recent war in Ukraine, as well as uncertain market conditions, may also limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3. PROPERTY AND EQUIPMENT

At March 31, 2022 and September 30, 2021, property and equipment consisted of:

	Estimated
	Useful	March 31,	September 30,
	Life (years)	2022	2021
Computer equipment	3	$9,357	$9,357
Furniture and fixtures	5	8,983	8,983
Leasehold improvements	Life of Lease	14,416	14,416
Lab equipment	5	1,000	1,000
		33,756	33,756
Less – accumulated depreciation		30,114	28,516
Property and equipment, net		$3,642	$5,240

For the three months ended March 31, 2022 and 2021, depreciation expense recorded was $799 and $617, respectively. For the six months ended March 31, 2022 and 2021 depreciation expense was $1,598 and $989, respectively.

4. INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
	2022	2021
Finished Goods	$-	$249,571
Goods-in-process	1,197,568	844,194
Total	$1,197,568	$1,093,765

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

Share-Based awards

During the six months ended March 31, 2022, the Company awarded 250,000 options to employees and directors and no options to consultants to purchase shares of Common Stock under the 2013 Plan.

Share-based compensation expense for awards granted during the three months ended March 31, 2022 was based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.

Common Stock Options

Stock compensation activity under the 2013 Plan for the six months ended March 31, 2022 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2021	24,899,014	$0.29	1.83	$140,151
Awarded	250,000	0.10	—	—
Forfeited/Cancelled	(2,716,917)	0.35	—	—
Outstanding at March 31, 2022	22,432,097	0.28	1.61	1,750
Vested at March 31, 2022	18,733,501	0.32	1.83	52
Vested and expected to vest at March 31, 2022	22,432,097	0.28	1.61	1,750

As of March 31, 2022, 5,566,257 shares are available for future grants under the 2013 Plan. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $145,000 and $89,000, respectively. Of this amount during the three months ended March 31, 2022 and 2021, $41,000 and $27,000, respectively, were recorded as research and development expense, and $104,000 and $62,000, respectively were recorded as general and administrative expense in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the six months ended March 31, 2022 and 2021 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $287,000 and $174,000, respectively. Of this amount during the six months ended March 31, 2022 and 2021, $94,000 and $53,000, respectively, were recorded as research and development expenses, and $193,000 and $121,000, respectively were recorded as general and administrative expense in the Company’s Consolidated Statements of Operations.

During the six months ended March 31, 2022 and 2021, no stock options awarded were exercised.

As of March 31, 2022, there is approximately $48,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.18 years.

Restricted Stock

Restricted Stock activity in shares under the 2013 Plan for the three months ended March 31, 2022 and 2021 follows:

—
	Three Months Ended
	March 31, 2022		March 31, 2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non Vested at December 31, 2021 and 2020	375,000	$0.10	50,000	$0.18
Awarded	—	—	500,000	0.19
Vested	(125,000)	0.10	(550,000)	(0.19)
Forfeited	—	—	—	—
Non Vested at March 31, 2022 and 2021	250,000	$0.10	—	$—

Restricted Stock activity in shares under the 2013 Plan for the six months ended March 31, 2022 and 2021 follows:

	Six Months Ended
	March 31, 2022		March 31, 2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non Vested at September 30, 2021 and 2020	450,000	$0.10	—	$—
Awarded	—	—	550,000	0.19
Vested	(200,000)	0.10	(550,000)	(0.19)
Forfeited	—	—	—	—
Non Vested at March 31, 2022 and 2021	250,000	$0.10	—	$—

For the three months ended March 31, 2022 and 2021, compensation expense recorded for the Restricted Stock awards was approximately $10,000 and $104,000, respectively. For the six months ended March 31, 2022 and 2021, compensation expense recorded for the restricted stock awards was approximately $20,000 and $104,000, respectively.

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

On May 12, 2019, the Company entered into a Securities Purchase Agreement (“2019 SPA”) with five accredited investors (“2019 Investors”) providing for the issuance and sale by the Company to the 2019 Investors of an aggregate of 8,615,384 units at a purchase price of $0.325 per unit in a registered offering (“2019 Financing"). The securities comprising the units sold in the 2019 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and a Series H Warrant to purchase one share of Common Stock at an exercise price of $0.40 per share at any time prior to the fifth anniversary of the issuance date of the Series H Warrant subject to certain restrictions on exercise (the “2019 Warrants”) and the shares issuable upon exercise of the 2019 Warrants, (“2019 Warrant Shares”).

During the three and six months ended March 31, 2022 and 2021, no Series F, Series G and Series H Warrants were exercised. As of March 31, 2022, up to 6,802,500 and 8,615,384 shares may be acquired upon the exercise of the Series G and Series H Warrants, respectively. During the three months ended March 31, 2022, 5,591,664 Series F Warrants expired.

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

On the respective closing dates, the Series F, Series G and Series H derivative liabilities were recorded at an aggregate fair value of $1,628,113. Given that the fair value of the derivative liabilities were less than the net proceeds, the remaining proceeds were allocated to Common Stock and additional-paid-in-capital. During the three months ended March 31, 2022 and 2021, $1,000,000 and $0 was recorded to decrease the fair value of derivative liability, respectively. During the six months ended March 31, 2022 and 2021, $1,000,000 and $108,944 was recorded to decrease the fair value of derivative liability, respectively During the three months ended March 31, 2022, the Series F Warrants expired.

Fair Value Measurements Using Significant Unobservable Inputs - March 31, 2022 (Level 3)
	Series F	Series G	Series H
Beginning balance at September 30, 2021	$1,000,000	$748,275	$459,200
Issuances	—	—	—
Adjustments to estimated fair value	(1,000,000)	—	—
Ending balance at March 31, 2022	$—	$748,275	$459,200

Fair Value Measurements Using Significant Unobservable Inputs – September 30, 2021 (Level 3)
	Series F	Series G	Series H
Beginning balance at September 30, 2020	$1,000,000	$748,275	$568,144
Issuances	—	—	—
Adjustments to estimated fair value	—	—	(108,944)
Ending balance at September 30, 2021	$1,000,000	$748,275	$459,200

The derivative liabilities were valued as of March 31, 2022 using the Black Scholes Model with the following assumptions:

	Series F	Series G	Series H
Closing price per share of Common Stock	$—	$0.0975	$0.0975
Exercise price per share	$—	$0.70	$0.40
Expected volatility (missing info?)	—%	108.22%	95.71%
Risk-free interest rate	—%	1.63%	2.28%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	—	1.19	2.08

The derivative liabilities were valued as of September 30, 2021 using the Black Scholes Model with the following assumptions:

	Series F	Series G	Series H
Closing price per share of Common Stock	$0.12	$0.12	$0.12
Exercise price per share	$0.75	$0.70	$0.40
Expected volatility	90.28%	87.40%	86.59%
Risk-free interest rate	0.04%	0.19%	0.41%
Dividend yield	—	—	—
Remaining expected term of underlying securities (years)	0.34	1.70	2.58

8. OCTOBER 2019 REGISTERED DIRECT OFFERING

On October 16, 2019, the Company entered into a Securities Purchase Agreement (“ October 2019 SPA”) with seven accredited investors (“ October 2019 Investors”) providing for the issuance and sale by the Company to the 2019 Investors of an aggregate of 14,285,714 units at a purchase price of $0.175 per unit in a registered offering (“ October 2019 Financing”). The securities comprising the units sold in the October 2019 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, and a Series I Warrant to purchase one share of Common Stock at an exercise price of $0.22 per share at any time prior to the fifth anniversary of the issuance date of the Series I Warrant subject to certain restrictions on exercise (“ October 2019 Warrants”) and the shares issuable upon exercise of the October 2019 Warrants, (“ October 2019 Warrant Shares”). As of October 18, 2019, the Company recorded the 14,285,714 shares as Common Stock. Pursuant to the Engagement Agreement (as defined below), the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 1,071,429 shares (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Series I Warrants, except that the exercise price of the Placement Agent Warrants is $0.21875 per share and the term of the Placement Agent Warrants is five years.

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

During the six months ended March 31, 2022 and 2021, no Series I Warrants or Placement Agent Warrants had been exercised. As of March 31, 2022, up to 14,285,714 and 1,071,429 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

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

During the six months ended March 31, 2022, no Series K Warrants or Placement Agent 2 Warrants had been exercised. As of March 31, 2022, up to 32,343,754 and 3,234,375 shares may be acquired upon the exercise of the Series K Warrants and Placement Agent Warrants, respectively.

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

10. CONVERTIBLE NOTES

On June 4, 2020 and November 6, 2020, the Company issued unsecured 10% Series 1 Convertible Notes (“Series 1”) and Series 2 Convertible Notes (“Series 2”) in the aggregate principal amount of $550,000 and $1,050,000, respectively. The maturity dates of the Series 1 and Series 2 convertible notes are June 30, 2023 and November 30, 2023, respectively. Both the Series 1 and Series 2 Convertible Notes provide, among other things, for (i) a term of approximately three (3) years; (ii) the Company’s ability to prepay the Series 1 and Series 2 Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms of the Convertible Notes) into shares of the Company’s Common Stock, at a per share price of $0.27 and $0.25 (the “Conversion Price”) for the Series 1 and Series 2 Convertible Notes, respectively; (iv) the ability of a holder of a Convertible Note (a “Holder”) to convert the Convertible Note and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the Conversion Price; (vi) the Company’s ability to convert the Convertible Notes and accrued interest, in whole or in part, into shares of Common Stock at the Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $0.32 per share for at least fifteen (15) consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the Conversion Price (an “In-Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent (35%) the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent (10%) per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent (10%) of the amount that is converted or prepaid. During the quarter ended March 31, 2022, all holders of the Series 1 and Series 2 notes executed subordination agreements in anticipation of the potential issuance of additional convertible notes. As consideration for agreeing to subordinate the premium applicable in connection with an In-Kind Note Repayment at maturity was increased from thirty-five percent (35%) to sixty percent (60%).

On June 3, 2020, the Company entered into an agreement (the “Agreement”) with the holders of a majority (the “Majority Holders”) of the outstanding Series D Warrants (the “Warrant”) resulting in approximately $850,000 of proceeds as a result of the full exercise of their Warrants. Under the terms of the Agreement, in exchange for fully exercising their remaining Warrants for 4,727,273 shares of Common Stock on June 4, 2020, the Majority Holders were issued Series J Warrants to purchase 3,545,454 shares of Common Stock at an exercise price of $0.25 over a 1-year term. On November 6, 2020, as consideration for an investment in the Convertible Notes, the Company entered into an Amendment to the Series J Warrant to Purchase Common Stock, with a holder of a Series J Warrant exercisable for up to 3,375,000 shares of Common Stock, to extend the term of the Series J Warrant from one (1) year to thirty (30) months.

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

During the three months ended March 31, 2022 and 2021, the Company recorded interest expense on the convertible notes of approximately $39,000 and $41,000, respectively. During the six months ended March 31, 2022 and 2021, the Company recorded interest expense on the convertible notes of approximately $80,000 and $70,000, respectively.

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

12. RISKS AND UNCERTAINTIES – COVID-19 AND GEOPOLITICAL CONFLICTS

The Company sources its materials and services for its products and product candidates from facilities in areas impacted or which may be impacted by the outbreak of the coronavirus or geopolitical conflicts. The Company’s ability to obtain future inventory may be impacted, therefore potentially affecting the Company’s future revenue stream. In addition, the Company has historically and principally funded its operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of Common Stock and warrants which may also be impacted by economic conditions beyond the Company’s control as well as uncertainties resulting from geopolitical conflicts, including the recent war in Ukraine. The extent to which the coronavirus and recent events in Ukraine will impact the global economy and the Company is uncertain and cannot be reasonably measured.

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions through May 13, 2022 the date which these unaudited interim consolidated financial statements were issued. There were no material subsequent events, other than provided below:

Effective as of the date of this filing, the Company has raised $460,000 toward the first close of its planned upcoming financing. Of such amount, $360,000 was sent directly to the Company in the form of shareholder advances. The remaining $100,000 is currently held in an escrow account. Funds held in escrow will be released to the Company upon satisfaction of the required minimum first closing amount of $2 million, which includes shareholder advance amounts sent to the Company.

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

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the related notes included elsewhere in this interim report. Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2021, as well as in Item II, Part 1A of this Report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

On March 14, 2022, the Company announced it has entered into a distribution agreement with Centurion Therapeutics Inc. (“Centurion”), an exclusive strategic partner to the world’s largest tissue bank, to expand sales opportunities for AC5® Advanced Wound System. Centurion distributes a comprehensive portfolio of aseptically processed human tissues to support surgeons in a broad array of specialties through over a hundred contracted wound care distributors nationwide. AC5® Advanced Wound System will be added to their advanced wound care product line as part of this distribution agreement.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this Report. The period-to-period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three months ended March 31, 2022 Compared to Three months ended March 31, 2021

	March 31,	March 31,	Increase
	2022	2021	(Decrease)
	($)	($)	($)
Revenue	3,130	10,000	(6,870)
Operating Expense
Cost of revenue	17,430	10,102	7,328
Selling, general and administrative	1,208,910	1,339,833	(130,923)
Research and development	527,656	410,611	117,045
Loss from operations	(1,750,866)	(1,750,546)	(320)
Other income (expense)	960,548	(40,750)	1,001,298
Net loss	(790,318)	(1,791,296)	(1,000,978)

Revenue

Revenue for the three months ended March 31, 2022 was $3,130 a decrease of $6,870 compared to $10,000 for the three months ended March 31, 2021. Revenue for the three months ended March 31, 2022 was the result of a single transaction into a Veterans Administration (“VA”) hospital through our distribution partner, LGS. Revenue for the three months ended March 31, 2021 was the result of a single transaction with an established key opinion leader that has provided services for compensation in the past and expected to continue to provide services for compensation in the future.

Cost of Revenue

Cost of revenue during the three months ended March 31, 2022 was $17,430 an increase of $7,328 compared to $10,102 for the three months ended March 31, 2021. Cost of revenue includes product costs, third party warehousing, overhead allocation, royalty and shipping expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended March 31, 2022 was $1,208,910, a decrease of $130,923 compared to $1,339,833 for the three months ended March 31, 2021. The decrease in selling, general and administrative expense for the three months ended March 31, 2022 is primarily attributable to a decrease in legal and consulting expenses partially offset by an increase in compensation costs for additional staffing.

Research and Development Expense

Research and development expense during the three months ended March 31, 2022 was $527,656, an increase of $117,045 compared to $410,611 for the three months ended March 31, 2021. The increase in research and development expense is primarily attributable to an inventory obsolescence charge of $250,000 for shelf-life, research and development and product samples, as well as increased consulting costs, partially offset by a decrease in compensation costs.

Other Income (Expense)

Other income during the three months ended March 31, 2022 was $960,548, an increase of $1,001,298 compared to total other expense of $40,750 for the three months ended March 31, 2021. The increase in other income is attributed to a change in the fair value of the derivative liabilities.

Six months ended March 31, 2022 Compared to Six months ended March 31, 2021

	March 31,	March 31,	Increase
	2022	2021	(Decrease)
	($)	($)	($)
Revenue	7,826	10,000	(2,174)
Operating Expense
Cost of revenue	34,223	10,102	24,121
Selling, general and administrative	2,472,013	2,230,024	241,989
Research and development	762,274	754,202	8,072
Loss from Operations	3,260,684	2,984,328	276,356
Other income (expense)	920,219	38,928	881,291
Net loss	(2,340,465)	(2,945,400)	(604,935)

Revenue

Revenue for the six months ended March 31, 2022 was $7,826 a decrease of $2,174 compared to $10,000 for the six months ended March 31, 2021. Revenue for the six months ended March 31, 2022 was the result of two transactions into a Veterans Administration hospital through our distribution partner, LGS. Revenue for the six months ended March 31, 2021 was the result of a single transaction with an established key opinion leader that has provided services for compensation in the past and expected to continue to provide services for compensation in the future.

Cost of Revenues

Cost of revenue during the six months ended March 31, 2022 was $34,223, an increase of $24,121 compared to $10,102 for the six months ended March 31, 2021. Cost of revenue includes product costs, third party warehousing, overhead allocation, royalty and shipping expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense during the six months ended March 31, 2022 was $2,472,013, an increase of $241,989 compared to $2,230,024 for the six months ended March 31, 2021. The increase in selling, general and administrative expense for the six months ended March 31, 2022 is primarily attributable to an increase in compensation costs for additional staffing partially offset by a decrease to legal expense. Selling, general and administrative expense is generally expected to increase during fiscal 2022 as a result of the establishment and execution of commercialization efforts, additional staffing as well as increased costs associated with the Company’s continued fundraising efforts.

Research and Development Expense

Research and development expense during the six months ended March 31, 2022 was $762,274, an increase of $8,072 compared to $754,202 for the six months ended March 31, 2021. The increase in research and development expense is primarily attributable to an inventory obsolescence charge of $250,000 for shelf-life, research and development and product samples, partially offset by a decrease in compensation costs. Research and development expenses are expected to increase during fiscal 2022 as a result of our plans for additional product development, clinical and regulatory programs.

Other Income (Expense)

Other income during the six months ended March 31, 2022 was $920,219, an increase of $881,291 compared to other income of $38,928 for the six months ended March 31, 2021. The increase in other income is attributable a change in fair market value of the derivative liabilities.

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

Working Capital

At March 31, 2022, we had total current assets of $1,432,234 (including cash of $54,405) and negative working capital of $12,173. Our working capital as of March 31, 2022 and September 30, 2021 are summarized as follows:

	March 31,	September 30,
	2022	2021
Total Current Assets	$1,432,234	$3,667,745
Total Current Liabilities	1,444,407	1,727,547
Working Capital	$(12,173)	$1,940,198

Total current assets as of March 31, 2022 were $1,432,234, a decrease of $2,235,511 compared to $3,667,745 as of September 30, 2021. The decrease in current assets is primarily attributable to selling, general and administrative expense and research and development expense incurred in connection with activities to develop our primary product candidate. Our total current assets as of March 31, 2022 and September 30, 2021 were comprised primarily of cash, inventory and prepaid expense.

Total current liabilities as of March 31, 2022 were $1,444,407, a decrease of $283,140 compared to $1,727,547 as of September 30, 2021. The decrease is primarily due to a decrease in the fair value of the derivative liability, partially offset by an increase in accounts payable. Our total current liabilities as of March 31, 2022 were comprised of accounts payable, and accrued expense and other liabilities. Current liabilities as of September 30, 2021 were comprised of accounts payable, accrued expense and other liabilities, and the current portion of derivative liabilities.

Cash Flow for the Six Months ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	March 31,	March 31,
	2022	2021
Cash Used in Operating Activities	$(2,212,234)	$(2,664,451)
Cash Used in Investing Activities	—	(3,275)
Cash Provided by Financing Activities	—	7,269,233
Net Increase (decrease) in Cash	$(2,212,234)	$4,601,507

Cash Used in Operating Activities

Cash used in operating activities decreased by $452,217 to $2,212,234 during the six months ended March 31, 2022 compared to $2,664,451 during the six months ended March 31, 2021. The decrease in cash used in operating activities is primarily attributable to a decrease in legal and compensation costs.

Cash Used in Investing Activities

Cash used in investing activities decreased $3,275 to $0 during the six months ended March 31, 2022 compared to $3,275 during the six months ended March 31, 2021. For the six months ended March 31, 2021, cash used in investing activities is attributed to computer hardware purchases.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $7,269,233 to $0 during the six months ended March 31, 2022, compared to $7,269,233 during the six months ended March 31, 2021. For the six months ended March 31, 2021, the cash provided by financing activities resulted from net proceeds of $6,219,233 raised from issuance of common stock and warrants in the 2021 Financing and $1,050,000 from the issuance of Series 2 Convertible Notes.

Cash Requirements

We anticipate that our operating and other expense will increase significantly as we continue to implement our business plan and pursue our operational goals. As of May 9, 2022, we believe that our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2022. Depending upon additional input from EU and US regulatory authorities, however, we do not expect to generate sufficient revenues from operations before we need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” described in our Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the SEC on December 17, 2021, in which case our current funds may not be sufficient to operate our business for the period we expect.

The Company commenced commercial sales of our first product, AC5® Advanced Wound System during the three months ended March 31, 2021. That revenue will not be sufficient to fund our business operations and we will need to obtain additional funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our principal product candidate, seeking regulatory approval of that or any other product candidate we may choose to develop, commercializing any product candidate for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in 2018 SPA (see Note 6) restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2018 Financing collectively own less than 20% of the Series G Warrants purchased by them pursuant to the 2018 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail, and our stockholders could lose all of their investments.

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

Going Concern

We have commenced commercial sales of our first product, AC5® Advanced Wound System. From inception, we have had recurring losses from operations. While the Company anticipates that it will have cash on hand into the third quarter of fiscal 2022, the continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2022, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Report do not include any adjustments that might be necessary should operations discontinue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2022, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2022 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the SEC on December 17, 2021 (our “Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our Annual Report may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

There were no material changes to the risk factors previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 6. Exhibits

Exhibit No.	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934
32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Michael S. Abrams, Chief Financial Officer and Treasurer

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: May 13, 2022	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ MICHAEL S. ABRAMS
Michael S. Abrams
Chief Financial Officer
(Principal Financial and Accounting Officer)