Form 10-Q
period 2022-12-31
Arch Therapeutics, Inc.
filed 2023-02-14
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 14, 2023, 1,262,513 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2022 (Unaudited) and September 30, 2022

	December 31,	September 30,
	2022	2022
ASSETS
Current assets:
Cash	$10,618	$746,940
Inventory	1,411,637	1,414,848
Prepaid expenses and other current assets	288,915	436,407
Total current assets	1,711,170	2,598,195

Long-term assets:
Property and equipment, net	1,381	2,044
Other assets	3,500	3,500
Total long-term assets	4,881	5,544

Total assets	$1,716,051	$2,603,739

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,761,482	$1,328,000
Accrued expenses and other liabilities	255,309	318,505
Insurance premium financing	141,676	247,933
Current portion of Series 1 convertible notes	550,000	550,000
Current portion of Series 2 convertible notes	450,000	—
Current portion of accrued interest	238,425	127,781
Current portion of derivative liability	748,275	748,275
Total current liabilities	4,145,167	3,320,494

Long-term liabilities:
Series 2 convertible notes	—	450,000
Senior secured and unsecured convertible notes, net of discount and issuance costs	2,754,028	2,362,273
Accrued interest	246,489	204,575
Derivative liability	459,200	459,200
Total long-term liabilities	3,459,717	3,476,048

Total liabilities	7,604,884	6,796,542

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 4,000,000 shares authorized as of December 31, 2022 and September 30, 2022, 1,249,682 shares, issued as of December 31, 2022 and September 30, 2022, and 1,249,432 outstanding as of December 31, 2022 and September 30, 2022	1,249	1,249
Additional paid-in capital	50,982,747	50,878,721
Accumulated deficit	(56,872,829)	(55,072,773)
Total stockholders’ deficit	(5,888,833)	(4,192,803)

Total liabilities and stockholders’ deficit	$1,716,051	$2,603,739

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

For the Three Months Ended December 31, 2022 and 2021

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021

Revenue	$6,261	$4,696

Operating expenses:
Cost of revenues	17,635	16,792
Selling, general and administrative expenses	1,102,916	1,263,104
Research and development expenses	161,453	234,618
Total costs and expenses	1,282,004	1,514,514

Loss from operations	(1,275,743)	(1,509,818)

Other expense:
Interest expense	(524,313)	(40,329)
Total other expense	(524,313)	(40,329)

Net loss	$(1,800,056)	$(1,550,147)

Loss per share - basic and diluted
Net loss per common share - basic and diluted	$(1.44)	$(1.31)
Weighted common shares - basic and diluted	1,249,432	1,183,946

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)

For the Three Months Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2022	1,249,432	$1,249	$50,878,721	$(55,072,773)	$(4,192,803)

Net loss	-	-	-	(1,800,056)	(1,800,056)
Stock-based compensation expense	-	-	104,026	-	104,026

Balance at December 31, 2022	1,249,432	$1,249	$50,982,747	$(56,872,829)	$(5,888,833)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2021	1,183,599	$1,184	$48,770,061	$(49,796,919)	$(1,025,674)

Net loss	-	-	-	(1,550,147)	(1,550,147)
Vesting of Restricted Stock	375	-	-	-	-
Stock-based compensation expense	-	-	152,143	-	152,143

Balance at December 31, 2021	1,183,974	$1,184	$48,922,204	$(51,347,066)	$(2,423,678)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended December 31, 2022 and 2021

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Cash flows from operating activities:
Net loss	$(1,800,056)	$(1,550,147)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	663	799
Stock-based compensation	104,026	152,143
Accretion of discount and debt issuance costs on 2022 Notes	371,755	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	3,211	375
Prepaid expenses and other current assets	147,492	(46,886)
Increase (decrease) in:
Accounts payable	433,482	340,797
Accrued interest	152,558	40,329
Accrued expenses and other liabilities	(63,196)	(115,935)
Net cash used in operating activities	(650,065)	(1,178,525)

Cash flows from financing activities:
Repayment of insurance premium financing	(106,257)	-
Proceeds received from second closing of the convertible notes	20,000	-
Net cash used in financing activities	(86,257)	-

Net decrease in cash	(736,322)	(1,178,525)

Cash, beginning of year	746,940	2,266,639

Cash, end of period	$10,618	$1,088,114

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

In the first quarter of 2021, the Company commenced commercial sales of our first product, AC5® Advanced Wound System, and has devoted substantially all of the Company’s operational effort to the research, development and regulatory programs necessary to turn the Company’s core technology into commercial products. To date, the Company has principally raised capital through the issuance of convertible debt, and the issuance of units consisting of its common stock, $0.001 par value per share (“Common Stock”) and warrants to purchase Common Stock (“warrants”).

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

Although the Company believes that the disclosures in these unaudited interim consolidated financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with US GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 28, 2022 (the “Annual Report”).

For a complete summary of the Company’s significant accounting policies, please refer to Note 2 included in Item 8 of the Company’s Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended December 31, 2022.

Basis of Presentation

The consolidated financial statements include the accounts of Arch Therapeutics, Inc. and its wholly owned subsidiary, Arch Biosurgery, Inc., a biotechnology company. All intercompany accounts and transactions have been eliminated in consolidation.

On January 6, 2023, the directors of the Company authorized a reverse share split of the issued and outstanding Common Shares in a ratio of 200:1, effective January 17, 2023 (the “Reverse Share Split”). All information included in these consolidated financial statements has been adjusted, on a retrospective basis, to reflect the Reverse Share Split, unless otherwise stated. All outstanding securities entitling their holders to purchase shares of Common Stock or acquire shares of Common Stock, including stock options, restricted stock units, and warrants, were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and September 30, 2022.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the three months ended December 31, 2022 and 2021 there has not been any impairment of long-lived assets.

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

At December 31, 2022 and September 30, 2022, the carrying amounts of cash, accounts payables and accrued expense and other liabilities approximate fair value because of their short-term nature. The carrying amounts for the Convertible Notes (See Note 12) approximate fair value because borrowing rates and term are similar to comparable market participants.

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

Subsequent Events

The Company evaluated all events or transactions through February 14, 2023, the date which these consolidated financial statements were issued. Please note 14 for matters deemed to be subsequent events.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of December 31, 2022, has suffered significant net losses and negative cash flows from operations, only recently commenced generating limited operating revenues, and has limited working capital. The continuation of the Company’s business as a going concern is dependent upon raising additional capital, the ability to successfully market and sell its product and eventually attaining and maintaining profitable operations. In particular, as of December 31, 2022, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its current and potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Finally, some of our product candidates or the materials contained therein (such as the Active Pharmaceutical Ingredients for our AC5® product line), are manufactured from facilities in areas impacted by the outbreak of the COVID-19, which could result in shortages due to ongoing efforts to address the outbreak. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on June 28, 2018 (“2018 SPA”), and July 6, 2022 (“2022 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2018 SPA and 2022 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the and 2018 SPA, respectively and for a period of six months pursuant to the 2022 SPA. In addition, under the 2022 SPA, we are required to complete an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American by February 15, 2023. On or before February 14, 2023, the Company secured waivers with all of the holders of the 2022 Notes and Second Notes to extend the deadline to complete an uplist to March 15, 2023. See Note 7 for more information on the 2018 Financing, including the terms of the Series F Warrants and Series G Warrants. Note 11 for more information on the 2022 Note Financing, including the terms of the 2022 Warrants and 2022 Placement Agent Warrants, and Note 14 for more information on the amendment No. 1 to the SPA.

The 2021 SPA contains certain restrictions on our ability to conduct subsequent sales of our equity securities (See Note 10). The continued spread of COVID-19 and uncertain market conditions may also limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3. PROPERTY AND EQUIPMENT

At December 31, 2022 and September 30, 2022, property and equipment consisted of:

	Estimated
	Useful Life (in years)	December 31 2022	September 30, 2022

Furniture and fixtures	5	$9,357	$9,357
Leasehold improvements	Life of Lease	8,983	8,983
Computer equipment	3	14,416	14,416
Lab equipment	5	1,000	1,000
		33,756	33,756
Less – accumulated depreciation		32,375	31,712
Property and equipment, net		$1,381	$2,044

For the three months ended December 31, 2022 and 2021, depreciation expense recorded was $663 and $799, respectively.

4. INVENTORIES

Inventories consist of the following:

	December 31,	September 30,
	2022	2022
Finished Goods	$85,526	$9,063
Goods-in-process	1,326,111	1,405,785
Total	$1,411,637	$1,414,848

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

5. INSURANCE PREMIUM FINANCING

In July 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is approximately $354,000 and incurs interest at a rate of 2.99%. The Company is required to make monthly payments of approximately $35,000 through April 2023. The outstanding balance as of December 31, 2022 and September 30, 2022 was approximately $142,000 and $248,000, respectively.

6. STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, during the fiscal year ended September 30, 2022, a maximum number of 170,571 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 15,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2022, the aggregate number of authorized shares under the Plan was further increased by 15,000 shares to a total of 185,571 shares.

The exercise price of each option is equal to the closing price of a share of the Company’s Common Stock on the date of grant.

Share-Based Awards

During the three months ended December 31, 2022, the Company awarded 20,875 options to employees and directors and 3,625 options to consultants to purchase shares of Common Stock under the 2013 Plan.

Share-based compensation expense for awards granted during the three months ended December 31, 2022 was based on the grant date fair value estimated using the Black-Scholes Model.

Common Stock Options

Stock compensation activity under the 2013 Plan for the three months ended December 31, 2022 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	98,626	$52.00	1.46	$16,900
Awarded	24,500	$6.00
Forfeited/Cancelled	(18,801)	$70.00
Outstanding at December 31, 2022	104,325	$40.00	1.26	3,900
Vested at December 31, 2022	68,202	$54.00	1.50	975
Vested and expected to vest at December 31, 2022	104,325	$40.00	1.26	3,900

As of December 31, 2022, 50,667 shares are available for future grants under the 2013 Plan.

Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended December 31, 2022 and 2021 resulting from options awarded to the Company’s employees, directors and consultants was approximately $102,000 and $142,000, respectively. Of this amount, during the three months ended December 31, 2022 and 2021, $14,000 and $53,000, respectively, were recorded as research and development expense, and $88,000 and $89,000, respectively were recorded as general and administrative expense in the Company’s Consolidated Statements of Operations.

During the three months ended December 31, 2022 and 2021, no options awarded were exercised.

As of December 31, 2022, there is approximately $295,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 3.02 years.

Restricted Stock

Restricted stock activity under the 2013 Plan for the three months ended December 31, 2022 and 2021, in shares, follows:

	Three months Ended
	December 31, 2022	December 31, 2021
Non Vested at September 30, 2022 and 2021	250	2,250
Vested	-	(375)
Non Vested at December 31, 2022 and 2021	250	1,875

The weighted grant date fair value average of the restricted stock for the three months ended December 31, 2022 and 2021 follows:

	Three months Ended
	December 31, 2022	December 31, 2021
Non Vested at September 30, 2022 and 2021	$18.00	$20.00
Vested	-	(20.00)
Non Vested at December 31, 2022 and 2021	$18.00	$20.00

For the three months ended December 31, 2022 and 2021, compensation expense recorded for the restricted stock awards was approximately $2,000 and $10,000, respectively.

7. REGISTERED DIRECT OFFERINGS

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

On February 20, 2017, the Company entered into a Securities Purchase Agreement (the “2017 SPA”) with six accredited investors (collectively, the “2017 Investors”) providing for the issuance and sale by the Company to the 2017 Investors of an aggregate of 50,833 units at a purchase price of $120.00per unit in a registered offering (the “2017 Financing”). The securities comprising the units sold in the 2017 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, a warrant equal to 55% of the shares of Common Stock at an exercise price of $150.00 per share (“Series F Warrant”) at any time prior to the fifth anniversary of the issuance date of the Series F Warrant subject to certain restrictions on exercise (the “2017 Warrants”) and the shares issuable upon exercise of the 2017 Warrants (the “2017 Warrant Shares”).

On June 28, 2018, the Company entered into a Securities Purchase Agreement (“2018 SPA”) with eight accredited investors (collectively, the “2018 Investors”) providing for the issuance and sale by the Company to the 2018 Investors of an aggregate of 45,350 units at a purchase price of $100.00 per unit in a registered offering (“2018 Financing”). The securities comprising the units sold in the 2018 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, a warrant to purchase up to a number of shares of the Company’s Common Stock equal to 75% of the shares of Common Stock at an exercise price of $140.00 per share (“Series G Warrant”) at any time prior to the fifth anniversary of the issuance date of the Series G Warrant subject to certain restrictions on exercise (the “2018 Warrants”) and the shares issuable upon exercise of the 2018 Warrants (the “2018 Warrant Shares”).

On May 12, 2019, the Company entered into a Securities Purchase Agreement (“2019 SPA”) with five accredited investors (collectively, the “2019 Investors”) providing for the issuance and sale by the Company to the 2019 Investors of an aggregate of 43,077 units at a purchase price of $65.00 per unit in a registered offering (“2019 Financing"). The securities comprising the units sold in the 2019 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, a warrant to purchase one share of Common Stock at an exercise price of $80.00 per share (“Series H Warrant”) at any time prior to the fifth anniversary of the issuance date of the Series H Warrant subject to certain restrictions on exercise (the “2019 Warrants”) and the shares issuable upon exercise of the 2019 Warrants (the “2019 Warrant Shares”).

During the three months ended December 31, 2022 and 2021, no Series F, Series G and Series H Warrants had been exercised. As of December 31, 2022, up to 34,013 and 43,077 shares may be acquired upon the exercise of the Series G and Series H Warrants, respectively. All 27,958 remaining Series F Warrants expired during the fiscal year ended September 30, 2022.

8. Derivative Liabilities

The Company accounted for the Series F Warrants, Series G Warrants and the Series H Warrants in accordance with ASC 815-10. Since the Company may be required to purchase its Series F Warrants, Series G Warrants and Series H Warrants for an amount of cash equal to $36.00, $22.00 and $10.66, respectively, for each share of Common Stock ("Minimum") they are recorded as liabilities at the greater of the Minimum or fair value. They are marked to market each reporting period through the Consolidated Statement of Operations.

On the respective closing dated, the derivative liabilities related to the Series G Warrants and Series H Warrants were recorded at an aggregate fair value of $1,628,113. Given that the fair value of the derivative liabilities was less than the net proceeds, the remaining proceeds were allocated to Common Stock and additional paid-in-capital. During the three months ended December 31, 2022 and 2021, $0 was recorded to decrease the fair value of derivative liability. As of December 31, 2022 and 2021, the derivative liabilities are recorded at their minimum value.

Fair Value Measurements Using Significant Unobservable Inputs – Three Months Ended December 31, 2022
(Level 3)	Series G	Series H

Beginning balance at September 30, 2022	$748,275	$459,200
Adjustments to estimated fair value	—	—
Ending balance at December 31, 2022	$748,275	$459,200

Fair Value Measurements Using Significant Unobservable Inputs - Three Months Ended December 31, 2021
(Level 3)	Series F	Series G	Series H

Beginning balance at September 30, 2021	$1,000,000	$748,275	$459,200
Issuances	—	—	—
Adjustments to estimated fair value	—	—	—
Ending balance at December 31, 2021	$1,000,000	$748,275	$459,200

The derivative liabilities as of December 31, 2022 are valued at the greater of their minimum value or by using the Black Scholes Model with the following assumptions. As of December 31, 2022, the derivative liabilities are recorded at their minimum value.

	Series G	Series H
Closing price per share of Common Stock	$5.20	$5.20
Exercise price per share	$140.00	$80.00
Expected volatility	169.62%	138.58%
Risk-free interest rate	4.76%	4.57%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	0.43	1.31

The derivative liabilities as of September 30, 2022 are valued at the greater of their minimum value or by using the Black Scholes Model with the following assumptions. As of September 30, 2022, the derivative liabilities are recorded at their minimum value.

	Series G	Series H
Closing price per share of Common Stock	$3.80	$3.80
Exercise price per share	$140.00	$80.00
Expected volatility	132.97%	122.50%
Risk-free interest rate	4.05%	4.14%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	0.69	1.57

9. OCTOBER 2019 REGISTERED DIRECT OFFERING

On October 16, 2019, the Company entered into a Securities Purchase Agreement (the “October 2019 SPA”) with seven accredited investors (collectively, the “October 2019 Investors”) providing for the issuance and sale by the Company to the 2019 Investors of an aggregate of 71,429 units at a purchase price of $35.00 per unit in a registered offering (“October 2019 Financing”). The securities comprising the units sold in the October 2019 Financing were issued under the Shelf Registration Statement, and consisted of a share of Common Stock, a warrant to purchase one share of Common Stock at an exercise price of $44.00 per share (“Series I Warrant”) at any time prior to the fifth anniversary of the issuance date of the Series I Warrant subject to certain restrictions on exercise and the shares issuable upon exercise of the Series I Warrants (collectively, the “October 2019 Warrant Shares”). As of October 18, 2019, the Company recorded the 71,429 shares as Common Stock. Pursuant to the Engagement Agreement (as defined below), the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 5,358 shares (the “Placement Agent Warrants”). The 2019 Placement Agent Warrants have substantially the same terms as the Series I Warrants, except that the exercise price of the Placement Agent Warrants is $43.75 per share and the term of the Placement Agent Warrants is five years.

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

During the three months ended December 31, 2022 and 2021, no Series I Warrants or Placement Agent Warrants were exercised. As of December 31, 2022, up to 71,429 and 5,358 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

Common Stock

On October 18, 2019, the Closing Date of the October 2019 Financing, the Company issued 71,429 shares of Common Stock.

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

10. 2021 REGISTERED DIRECT OFFERING

On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “2021 SPA”) with certain institutional and accredited investors (collectively, “2021 Investors”) providing for the issuance and sale by the Company to the 2021 Investors of an aggregate of 215,625 shares (the “Shares”) of the Company’s Common Stock, and warrants (the “Series K Warrants”) to purchase an aggregate of 161,719 shares (the “Warrant Shares”) of Common Stock, at a combined offering price of $32.00 per share (the “2021 Financing”). The Series K Warrants have an exercise price of $34.00 per share and are exercisable for a period of 5.5 years. The aggregate gross proceeds for the sale of the Shares and Series K Warrants were approximately $6.9 million, before deducting the Placement Agent’s fees and expenses and other offering expenses payable by the Company, of approximately $700,000. Pursuant to an engagement agreement dated as of February 8, 2021 (the “2021 Engagement Agreement”), by and between the Company and the Placement Agent, the Company agreed to pay the Placement Agent cash fees equal to (i) 7.5% of the gross proceeds received by the Company from certain investors in the 2021 Financing, and (ii) 6.0% of the gross proceeds received by the Company from certain investors that had pre-existing relationships with the Company. In addition, the Placement Agent received a one-time non-accountable expense fee of $10,000, up to $50,000 for fees and expenses of legal counsel and other out-of-pocket expenses and $10,000 for clearing expenses. Pursuant to the 2021 Engagement Agreement, the Company also agreed to issue to the Placement Agent, or its designees, warrants to purchase up to 7.5% of the aggregate number of Shares sold to the 2021 Investors, or warrants to purchase up to 16,172 shares (the “2021 Placement Agent Warrants”) of the Company’s Common Stock. The 2021 Placement Agent 2 Warrants have substantially the same terms as the Series K Warrants, except that the exercise price of the 2021 Placement Agent Warrants is $40.00 per share. The 2021 Engagement Agreement contained indemnity and other customary provisions for transactions of this nature.

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

During the three months ended December 31, 2022, no Series K Warrants or Placement Agent 2 Warrants were exercised. As of December 31, 2022, up to 161,719 and 16,172 shares may be acquired upon the exercise of the Series K Warrants and Placement Agent Warrants, respectively.

Common Stock

On February 17, 2021, the Closing Date of the 2021 Financing, the Company issued 215,625 shares of Common Stock.

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

11. 2022 CONVERTIBLE NOTE OFFERING

On July 7, 2022, the Company announced that it had entered into a Securities Purchase Agreement (the “2022 SPA”) with certain institutional and accredited individual investors (collectively, the “2022 Investors”) providing for the issuance and sale by the Company to the 2022 Investors of (i) Senior Secured Convertible Promissory Notes (each a “2022 Note” and collectively, the “2022 Notes”) in the aggregate principal amount of $4.23 million, which includes an aggregate $0.705 million original issue discount in respect of the 2022 Notes; (ii) Warrants (the “2022 Warrants”), to purchase an aggregate of 425,554 shares (the “2022 Warrant Shares”) of Common Stock; and (iii) 63,833 shares of Common Stock (the “2022 Inducement Shares”) equal to 15% of the principal amount of the 2022 Notes divided by the closing price of the Common Stock immediately prior to the Closing Date (as defined below). The 2022 Notes, 2022 Warrants and 2022 Inducement Shares were issued as part of a convertible note offering authorized by the Company’s board of directors (the “2022 Note Offering”). The aggregate gross proceeds for the sale of the 2022 Notes, 2022 Warrants and 2022 Inducement Shares was approximately $3.5 million, before deducting debt issuance costs of $775,000 consisting of fair value of the placement agent’s warrants of approximately $220,000 and other estimated fees and offering expenses payable by the Company of approximately $555,000. The closing of the sales of these securities under the 2022 SPA occurred on July 6, 2022 (the “2022 Closing Date”).

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

The 2022 Notes are convertible into shares of Common Stock at the option of each holder of the 2022 Notes from the date of issuance at $9.14 (the “Conversion Price”) through the later of (i) January 6, 2024 (the “Maturity Date”) and (ii) the date of payment of the Default Amount (as defined in the 2022 Note); provided, however, certain 2022 Notes include a provision preventing such conversion if, as a result, the holder, together with its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% of the Common Stock (as applicable, the “Ownership Limitation”) immediately after giving effect to the Conversion; and provided further, the holder, upon notice to us, may increase or decrease the Ownership Limitation; provided that (i) the Ownership Limitation may only be increased to a maximum of 9.99% of the Common Stock; and (ii) any increase in the Ownership Limitation will not become effective until the 61st day after delivery of such waiver notice. The Conversion Price is subject to adjustment as set forth in the 2022 Notes.

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

The 2022 Warrants (i) have an exercise price of $9.94 per share; (ii) have a term of exercise equal to 5 years after their issuance date; (iii) became exercisable immediately after their issuance; and (iv) have a provision preventing the exercisability of such 2022 Warrant if, as a result of the exercise of the 2022 Warrant, the holder, together with its affiliates and any other persons whose beneficial ownership of our Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than the Ownership Limitation. The holder, upon notice to us, may increase or decrease the Ownership Limitation; provided that (i) the Ownership Limitation may only be increased to a maximum of 9.99% of our Common Stock; and (ii) any increase in the Ownership Limitation will not become effective until the 61st day after delivery of such waiver notice. The number of shares of Common Stock into which each of the 2022 Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the 2022 Warrants, including standard antidilution provisions, and adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In the event of a Fundamental Transaction (as defined in the 2022 Warrants) holders of the 2022 Warrants would be entitled to receive alternate consideration in connection with such Fundamental Transaction, but only to the extent that holders of our Common Stock were entitled to receive the same. Moreover, as long as the 2022 Notes and 2022 Warrants remaining outstanding, upon the issuance of any security in connection with any potential future financing activity on terms more favorable than the existing terms, the Company has an obligation to notify the holders of the 2022 Notes and 2022 Warrants of such more favorable terms and to use best efforts to effect such terms in the 2022 Notes and 2022 Warrants. Finally, because of the Company’s net loss position, the shares underlying the 2022 Notes on an as converted basis are excluded from the calculation of basic and fully diluted earnings per share. Similarly, because of the Company’s net loss position, there was no impact on the calculation of basic and fully diluted earnings per share related to the classification of the 2022 Warrants as participating securities.

The Company retained a placement agent in connection with the private placement of $2.4 million of the 2022 Notes to the institutional investors. The Company paid the 2022 Placement Agent 10% of the gross proceeds in the 2022 Placement Agent from certain institutional investors, or $240,000 and we also reimbursed the 2022 Placement Agent approximately $58,000 for non-accountable banking fees, legal fees and other expenses. In addition, we issued 2022 Placement Agent Warrants to purchase an aggregate of 31,510 shares of Common Stock. An additional $1.1 million was raised in connection with the placement of the private placement notes, which included certain accredited investors some of which were Board members and executive officers of the Company. Board member, Laurence Hicks, and executive officers, Terrence W. Norchi and Michael S. Abrams, invested in the 2022 Senior Secured Convertible Notes. The investment made in the 2022 Senior Secured Convertible Notes made by the Board member and executive officers totaled $80,000.

In addition, as a part of the 2022 Convertible Notes Offering, certain holders (the “Series Holders”) of the Company’s 10% Series 2 Convertible Notes (the “Series Notes”) agreed to exchange their Series 2 Notes for promissory notes of the Company on substantially similar terms to those of the 2022 Notes (the “Subordinated Notes”). The Subordinated Notes are convertible into 76,563 shares of Common Stock at a conversion price of $9.14. The holders of the Subordinated Notes did not receive warrants or inducement shares. In connection with the issuance of the Subordinated Notes, the Series Holders entered into a subordination agreement on July 6, 2022 (the “Closing Date”) to subordinate their rights in respect of the Subordinated Notes to the rights of the Investors in respect of the 2022 Notes. As of July 7, 2022, approximately $600,000 of the Series 2 Notes and accrued interest of approximately $100,000 were included in the exchange.

Further, in connection with the 2022 Note Financing, we are required to complete an Uplist Transaction by February 15, 2023 under the terms of the 2022 Notes and Second Notes. If we are unable to complete an Uplist Transaction, then the 2022 Notes and Second Notes will become immediately due and payable and we will be obligated to pay to each holder of the 2022 Notes and Second Notes an amount equal to 125%, multiplied by the sum of the outstanding principal amount of the 2022 Notes and Second Notes plus any accrued and unpaid interest on the unpaid principal amount of the 2022 Notes and Second Notes to the date of payment, plus any default interest and any other amounts owed to the holder, payable in cash or shares of Common Stock. On or before February 14, 2023, the Company secured waivers with all of the holders of the 2022 Notes and Second Notes to extend the deadline to complete an uplist to March 15, 2023.

During the three months ended December 31, 2022, the Company recorded interest expense on the 2022 Notes of approximately $499,000 consisting of accrued interest of approximately $127,000 and accretion of original issue discount debt discount and issuance costs of approximately $372,000. Included in the Senior Secured Convertible Notes as of December 31, 2022 is a prepayment of $20,000 in connection to the second closing of the 2022 Notes. The notes issued in connection with the second closing (the “Second Notes”) are unsecured and subordinate to the 2022 Notes (see Note 14).

Allocation of Proceeds

The Company accounted for the Senior Secured Convertible Notes, the 2022 Warrants, and the 2022 Inducement Shares relating to the aforementioned July 2022 Senior Secured Convertible Promissory Notes in accordance with ASC 470-20-25-2 “Debt” which states that the allocation of the proceeds from the financing shall be based on the relative fair values of the securities issued at the time of the issuance. The 2022 Inducement Shares and the 2022 Warrants, which are indexed to the Company’s stock, are classified within stockholders’ equity (deficit) in the accompanying consolidated financial statements. The allocated value of the 2022 Inducement Shares and the 2022 Warrants are $314,523 and $1,470,133, respectively. The allocated value of the Senior Secured Convertible Notes of $1,740,344 are allocated as long-term liabilities in the accompanying consolidated financial statements. The fair value of the 2022 Placement Agent Warrants of $219,894 are being accounted for as debt issuance costs and are classified within stockholders’ equity (deficit) in the accompanying consolidated financial statements. As of December 31, 2022 and September 30, 2022, the net carrying amount of the Senior Secured Convertible Notes was $2,754,028 and $2,362,273, respectively, with unamortized debt discount and issuance costs of $2,195,752 and $2,567,507, respectively.

The 2022 Warrants and the 2022 Placement Agent Warrants were valued as of July 6, 2022 using the Black Scholes Model with the following assumptions:

	2022 Warrants	2022 Placement Agent Warrants
Closing price per share of Common Stock	$9.98	$9.98
Exercise price per share	$9.94	$10.06
Expected volatility	88.44%	88.44%
Risk-free interest rate	2.96%	2.96%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	5.0	5.0

12. SERIES 1 AND SERIES 2 CONVERTIBLE NOTES

On June 4, 2020 and November 6, 2020, the Company issued unsecured 10% Series 1 Convertible Notes (“Series 1 Notes”) and Series 2 Convertible Notes (“Series 2 Notes”, and collectively with the Series 1 Notes, the “Convertible Notes”) in the aggregate principal amount of $550,000 and $1,050,000, respectively. The maturity dates of the Series 1 Notes and Series 2 Notes are June 30, 2023 and November 30, 2023, respectively. The Convertible Notes provide, among other things, for (i) a term of approximately three years; (ii) the Company’s ability to prepay the Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms of the Convertible Notes) into shares of the Company’s Common Stock, at a per share price of $54.00 and $50.00 (the “Conversion Price”) for the Series 1 Notes and Series 2 Notes, respectively; (iv) the ability of the holders of the Convertible Note (a “Holder”) to convert the principal of the Convertible Notes, along with accrued interest, in whole or in part, into shares of Common Stock at the respective Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the respective Conversion Price; (vi) the Company’s ability to convert the principal of the Convertible Notes, along with accrued interest, in whole or in part, into shares of Common Stock at the respective Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $64.00 per share for at least fifteen consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the respective Conversion Price (an “In Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent of the amount that is converted or prepaid. As consideration for agreeing to subordinate, the premium applicable in connection with an In-Kind Note Repayment at maturity was increased from thirty-five percent to sixty percent.

Beginning June 22, 2015 and through June 30, 2015, the Company entered into a series of substantially similar subscription agreements with 20 accredited investors providing for the issuance and sale by the Company to the 2015 Investors, in a private placement, of an aggregate of 71,954 Units at a purchase price of $44.00 per Unit. Each Unit consisted of a share of Common Stock and a Series D Warrant to purchase a share of Common Stock at an exercise price of $50.00 per share at any time prior to the fifth anniversary of the issuance date of the Series D Warrant and the shares issuable upon exercise of the Series D Warrants.

On June 3, 2020, the Company entered into an agreement (the “Agreement”) with the holders of a majority (the “Majority Holders”) of the outstanding warrants classified as “Series D Warrants”, resulting in approximately $850,000 of proceeds as a result of the full exercise of all Series D Warrants. Under the terms of the Agreement, in exchange for fully exercising their remaining Series D Warrants for 23,636 shares of Common Stock on June 4, 2020, the Majority Holders were issued warrants to purchase 17,727 shares of Common Stock at an exercise price of $50.00 over a 1-year term (“Series J Warrants”). On November 6, 2020, as consideration for an investment in the Convertible Notes, the Company entered into an amendment to the Series J Warrants with a holder of a Series J Warrant exercisable for up to 16,875 shares of Common Stock, to extend the term of the Series J Warrant from one year to thirty months.

On June 22, 2020, the Company entered into a Series J Warrant Issuance Agreement (the “Keyes Sulat Agreement”) with the Keyes Sulat Revocable Trust (the “Trust”), also a holder of outstanding Series D Warrants, resulting in approximately $82,000 of proceeds as a result of the full exercise of the Trust’s Series D Warrants. Under the terms of the Keyes Sulat Agreement, in exchange for fully exercising the Trust’s remaining Series D Warrants for 2,273 shares of Common Stock on June 22, 2020, the Trust was issued Series J Warrants to purchase 1,705 shares of Common Stock at an exercise price of $50.00 over a one-year term. James R. Sulat, a former member of the Board, is a co-trustee of the Trust, of which members of Mr. Sulat’s immediate family are beneficiaries. Mr. Sulat disclosed his interest in the Trust to the Board prior to its approval of the transaction and abstained from voting on the transaction.

As described in Note 11, above, as a part of the 2022 Convertible Notes Offering, certain holders of the Series Notes agreed to exchange Notes with principal amounts of $600,000 and accrued interest of approximately $100,000 for promissory notes of the Company on substantially similar terms to those of the 2022 Notes (the “Exchanged Notes”). As of July 6, 2022, $699,780 of principal and accrued interest of the Series 2 notes was exchanged for the Exchanged Notes. In connection with the issuance of the Exchanged Notes, the Series Holders entered into a subordination agreement on the Closing Date to subordinate their rights to the rights of the Investors in respect of the 2022 Notes.

During the three months ended December 31, 2022 and 2021, the Company recorded interest expense on the Convertible Notes of approximately $25,000 and $40,000, respectively.

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

14. SUBSEQUENT EVENTS

The Company evaluated all events or transactions through February 14, 2023, the date which these unaudited interim consolidated financial statements were issued. There were no material subsequent events, other than provided below:

On January 13, 2023, the Company filed a Certificate of Change to the Company’s Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada (the “Certificate of Change”), which effected, at 5:00 p.m. Eastern Time on January 17, 2023, a one-for-two-hundred (1:200) reverse stock split (the “Reverse Stock Split”) of both the Company’s issued and outstanding shares of Common Stock, and authorized shares of Common Stock.

As a result of the Reverse Stock Split, every two hundred (200) shares of Common Stock issued and outstanding was combined into one (1) share of Common Stock, with a proportionate 1:200 reduction in the Company’s authorized Common Stock. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would have resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split.  Any fractional shares of Common Stock resulting from the Reverse Stock Split were rounded up to the nearest whole post-Reverse Stock Split share and no stockholders received cash in lieu of fractional shares.

The Reverse Stock Split did not change the par value of the Common Stock. All outstanding securities entitling their holders to purchase shares of Common Stock or acquire shares of Common Stock, including preferred stock, stock options, restricted stock units, and warrants, were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

All information included in these consolidated financial statements has been adjusted, on a retrospective basis, to reflect the Reverse Share Split, unless otherwise stated.

On January 13, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of Common stock from 4,000,000 shares to 12,000,000 shares. The increase in the number of authorized shares was approved by the Company’s stockholders on September 29, 2022.

As previously disclosed in footnote 11 in this Form 10-Q, the Company entered into a Securities Purchase Agreement, dated July 6, 2022 (“SPA”), with certain institutional and accredited individual investors (collectively, the “Investors”) for the issuance and sale by the Company to the Investors of convertible promissory notes, warrants to purchase shares of common stock, par value $0.001 per share (the “Common Stock”), and shares of Common Stock (the “Convertible Notes Offering”). The first closing of the Convertible Notes Offering occurred on July 6, 2022.

On January 18, 2023, the Company entered into Amendment No. 1 to the SPA (the “Amendment” and, together with the SPA, the “Amended SPA”), with certain Investors in connection with the second closing of the Convertible Notes Offering for the issuance and sale by the Company to such Investors of an aggregate of (i) Unsecured Convertible Promissory Notes (each a “Second Note” and collectively, the “Second Notes”) in the aggregate principal amount of $636,000, which includes an aggregate $106,000 original issue discount in respect of the Second Notes; (ii) Warrants (the “Second Warrants”) to purchase an aggregate of 127,968 shares (the “Warrant Shares”) of Common Stock; (iii) 9,598 shares of Common Stock (the “Inducement Shares”) and 6,565 Placement Agent Warrants. The aggregate gross proceeds for the sale of the Second Notes, Second Warrants and Inducement Shares was approximately $530,000, before deducting the placement agent’s fees and other estimated fees and offering expenses payable by the Company. The second closing of the sales of these securities under the Amended SPA occurred on January 18, 2023 (the “Second Closing Date”).

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

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the related notes included elsewhere in this Report. Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2022 (the "Annual Report”), as well as in Item II, Part 1A of this Report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

The estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in our Annual Report. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. We could spend our financial resources much faster than we expect, in which case we would need to raise additional capital as our current funds may not be sufficient to operate our business for the entire duration of that period.

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

Merger with ABS and Related Activities

On June 26, 2013, the Company completed the Merger with ABS, pursuant to which ABS became a wholly owned subsidiary of the Company. In contemplation of the Merger, effective May 24, 2013, the Company increased its authorized Common Stock, from 375,000 shares to 1,500,000 shares and effected a forward stock split, by way of a stock dividend, of its issued and outstanding shares of Common Stock at a ratio of 11 shares to each 1 issued and outstanding share. Also, in contemplation of the Merger, effective June 5, 2013, the Company changed its name from Almah, Inc. to Arch Therapeutics, Inc. and changed the ticker symbol under which its Common Stock trades on the OTC Bulletin Board from “AACH” to “ARTH”.

Recent Developments

On January 13, 2023, the Company filed a Certificate of Change to the Company’s Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada (the “Certificate of Change”), which effected, at 5:00 p.m. Eastern Time on January 17, 2023, a one-for-two-hundred (1:200) reverse stock split (the “Reverse Stock Split”) of both the Company’s issued and outstanding shares of Common Stock, and authorized shares of Common Stock.

As a result of the Reverse Stock Split, every two hundred (200) shares of Common Stock issued and outstanding was combined into one (1) share of Common Stock, with a proportionate 1:200 reduction in the Company’s authorized Common Stock. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split would have resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split.  Any fractional shares of Common Stock resulting from the Reverse Stock Split were rounded up to the nearest whole post-Reverse Stock Split share and no stockholders received cash in lieu of fractional shares.

The Reverse Stock Split did not change the par value of the Common Stock. All outstanding securities entitling their holders to purchase shares of Common Stock or acquire shares of Common Stock, including stock options, restricted stock units, and warrants, were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

On January 13, 2023, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Nevada to increase the number of authorized shares of Common stock from 4,000,000 shares to 12,000,000 shares. The increase in the number of authorized shares was approved by the Company’s stockholders on September 29, 2022.

As previously disclosed in footnote 11 in this Form 10-Q, the Company entered into a Securities Purchase Agreement, dated July 6, 2022 (“SPA”), with certain institutional and accredited individual investors (collectively, the “Investors”) for the issuance and sale by the Company to the Investors of convertible promissory notes, warrants to purchase shares of common stock, par value $0.001 per share (the “Common Stock”), and shares of Common Stock (the “Convertible Notes Offering”). The first closing of the Convertible Notes Offering occurred on July 6, 2022.

On January 18, 2023, the Company entered into Amendment No. 1 to the SPA (the “Amendment” and, together with the SPA, the “Amended SPA”), with certain Investors in connection with the second closing of the Convertible Notes Offering for the issuance and sale by the Company to such Investors of an aggregate of (i) Unsecured Convertible Promissory Notes (each a “Second Note” and collectively, the “Second Notes”) in the aggregate principal amount of $636,000, which includes an aggregate $106,000 original issue discount in respect of the Second Notes; (ii) Warrants (the “Second Warrants”) to purchase an aggregate of 127,968 shares (the “Warrant Shares”) of Common Stock; and (iii) 9,598 shares of Common Stock (the “Inducement Shares”). The aggregate gross proceeds for the sale of the Second Notes, Second Warrants and Inducement Shares was approximately $530,000, before deducting the placement agent’s fees and other estimated fees and offering expenses payable by the Company. The second closing of the sales of these securities under the Amended SPA occurred on January 18, 2023 (the “Second Closing Date”).

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this Report. The period-to-period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

	December 31,	December 31,	Increase
	2022	2021	(Decrease)
	($)	($)	($)
Revenue	6,261	4,696	1,565
Operating Expense:
Cost of revenues	17,635	16,792	843
Selling, general and administrative	1,102,916	1,263,104	(160,188)
Research and development	161,453	234,618	(73,165)
Loss from Operations	(1,275,743)	(1,509,818)	(234,075)
Other Expense	(524,313)	(40,329)	483,984
Net loss	(1,800,056)	(1,550,147)	249,909

Revenue

Revenue for the three months ended December 31, 2022 was $6,261, an increase of $1,565 compared to revenue of $4,696 for the three months ended December 31, 2021. Revenue for the three months ended December 31, 2022 and 2021 was the result of transactions into VA Hospitals through our distribution partner, LGS.

Cost of Revenue

Cost of revenue during the three months ended December 31, 2022 was $17,635, an increase of $843 compared to cost of revenue of $16,792 for the three months ended December 31, 2021. Cost of revenue includes product costs, third party warehousing, overhead allocation, royalty and shipping costs.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended December 31, 2022 was $1,102,916, a decrease of $160,188 compared to $1,263,104 for the three months ended December 31, 2021. The decrease in selling, general and administrative expense for the three months ended December 31, 2022 is primarily attributable to a decrease in compensation costs attributed to a reduction in headcount partially offset by an increase in consulting costs.

Research and Development Expense

Research and development expense during the three months ended December 31, 2022 was $161,453 a decrease of $73,163 compared to $234,618 for the three months ended December 31, 2021. The decrease in research and development expense is primarily attributable to a decrease in compensation costs attributed to a reduction in headcount.

Other Expense

Other expense during the three months ended December 31, 2022 was $524,313, an increase of $483,984 compared to other expense of $40,329 for the three months ended December 31, 2021. The increase in other expense is attributed to an increase in interest expense related to the 2022 Convertible Notes.

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

Working Capital

At December 31, 2022, we had total current assets of $1,711,170 (including cash of $10,618) and negative working capital of $2,433,997. Our working capital as of December 31, 2022 and September 30, 2022 are summarized as follows:

	December 31,	September 30,
	2022	2022
Total Current Assets	$1,711,170	$2,598,195
Total Current Liabilities	4,145,167	3,320,494
Working Capital	$(2,433,997)	$(722,299)

Total current assets as of December 31, 2022 were $1,711,170, a decrease of $887,025 compared to $2,598,195 as of September 30, 2022. The decrease in current assets is primarily attributable to selling, general and administrative expense and research and development expense incurred in connection with activities to develop our primary product candidate. Our total current assets as of December 31, 2022 and September 30, 2022 were comprised primarily of cash, inventory and prepaid expenses and other current assets.

Total current liabilities as of December 31, 2022 were $4,145,167, an increase of $824,673 compared to $3,320,494 as of September 30, 2022. The increase is primarily due to an increase in accounts payable, the current portion of the Series 2 Convertible Notes and the current portion of the Series 1 and Series 2 accrued interest partially offset by a decrease to the amount owed in connection with the financing of certain insurance premiums.

Cash Flow for the Three months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

	December 31,	December 31,
	2022	2021
Cash Used in Operating Activities	$(650,065)	$(1,178,525)
Cash Used in Financing Activities	(86,257)	-
Net decrease in Cash	$(736,322)	$(1,178,525)

Cash Used in Operating Activities

Cash used in operating activities decreased by $528,460 to $650,065 during the three months ended December 31, 2022, compared to $1,178,525 during the three months ended December 31, 2021. The decrease in cash used in operating activities is primarily attributable to an increase in accounts payable.

Cash Used in Financing Activities

Cash used in financing activities increased by $86,257 during the three months ended December 31, 2022, compared to no cash used in financing activities during the three months ended December 31, 2021. For the three months ended December 31, 2022, the cash used in financing activities resulted from the payments made in connection with the financing of certain insurance premiums partially offset by a prepayment on the second closing of the Senior Secured Convertible Notes. The Second Notes are unsecured and subordinate to the 2022 Notes.

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

In the first quarter of 2021, the Company commenced commercial sales of our first product, AC5® Advanced Wound System. That revenue will not be sufficient to fund our business operations and we will need to obtain additional funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our potential new product candidates, seeking regulatory approval of any other product candidates we may choose to develop, commercializing any product candidates for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2018 SPA (see Note 7) and the 2022 SPA (see Note 11) restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2018 Financing collectively own less than 20% of the Series G Warrants (see Note 7) purchased by them pursuant to the 2018 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail, and our stockholders could lose all of their investments.

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

Going Concern

We have commenced commercial sales of our first product, AC5® Advanced Wound System. From inception, we have had recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of December 31, 2022, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report do not include any adjustments that might be necessary should operations discontinue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (“COSO”). We believe, that as of December 31, 2022 there existed a material weakness in our internal control over financial reporting. The deficiencies in the design of internal control over financial reporting related to a lack of sufficient resources with an understanding of the technical guidance under generally accepted accounting principles related to accounting for complex financial instruments within the 2022 Senior Secured Convertible Notes and certain accounting practices relating to the recording of the insurance premium advanced by a third party. Accordingly, the Audit Committee in consultation with management has determined that these matters may be best addressed by: (i) reviewing accounting literature and other technical materials to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented; (ii) additional education on new and existing accounting pronouncements and their application and (iii) requiring senior accounting staff and outside consultants with technical accounting experience to review complex transactions to evaluate and approve the accounting treatment of such transactions. Accordingly, the Board has recommended to management and management has agreed that the Company’s accounting staff, including its Chief Financial Officer, undertake additional training on an accelerated basis and that such training, in view of the complexity of certain generally accepted accounting principles and other matters be ongoing and engage third party specialists on an as-needed basis to help supplement the Company’s internal resources.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may become a party to legal proceedings involving various matters. We are unaware of any such legal proceedings presently pending to which we or our subsidiary is a party or of which any of our property is the subject that management deems to be, individually or in the aggregate, material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

ARCH THERAPEUTICS, INC.

Date: February 14, 2023	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2023	By:	/s/ MICHAEL S. ABRAMS
Michael S. Abrams
Chief Financial Officer
(Principal Financial and Accounting Officer)