Form 10-Q
period 2023-03-31
Arch Therapeutics, Inc.
filed 2023-05-23
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023, 1,285,213 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

Arch Therapeutics, Inc. and Subsidiary
Consolidated Balance Sheets
As of March 31, 2023 (Unaudited) and September 30, 2022

	March 31, 2023	September 30, 2022
ASSETS
Current assets:
Cash	$29,495	$746,940
Inventory	1,402,384	1,414,848
Prepaid expenses and other current assets	156,349	436,407
Total current assets	1,588,228	2,598,195

Long-term assets:
Property and equipment, net	1,001	2,044
Other assets	3,500	3,500
Total long-term assets	4,501	5,544

Total assets	$1,592,729	$2,603,739

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,425,894	$1,328,000
Shareholder advances	230,000	-
Accrued expenses and other liabilities	205,792	318,505
Insurance premium financing	35,419	247,933
Current Portion of Series 2 convertible note	550,000	550,000
Current Portion of Series 1 convertible note	450,000	-
Current Portion of Unsecured convertible notes	981,317	-
Current Portion of 2022 Notes	2,454,683	-
Current Portion of Accrued Interest	645,712	127,781
Current portion of derivative liability	-	748,275
Total current liabilities	7,978,817	3,320,494

Long-term liabilities:
Unsecured convertible notes	-	699,781
Series 2 convertible notes	-	450,000
2022 Notes	-	1,662,492
Accrued interest	-	204,575
Derivative liability	-	459,200
Total long-term liabilities	-	3,476,048

Total liabilities	7,978,817	6,796,542

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 12,000,000 and 4,000,000 shares authorized as of March 31, 2023 and September 30, 2022, 1,274,605 and 1,252,665 shares issued as of March 31, 2023 and September 30, 2022 and 1,274,605 and 1,249,432 shares outstanding as of March 31, 2023 and September 30, 2022	1,275	1,252
Additional paid-in capital	51,387,943	50,878,718
Accumulated deficit	(57,775,306)	(55,072,773)
Total stockholders’ deficit	(6,386,088)	(4,192,803)

Total liabilities and stockholders’ deficit	$1,592,729	$2,603,739

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022

Revenue	$16,654	$3,130	$22,914	$7,826

Operating expenses:
Cost of revenues	18,718	17,430	36,353	34,223
Selling, general and administrative expenses	1,252,786	1,208,910	2,355,701	2,472,013
Research and development expenses	170,634	527,656	332,087	762,274
Total costs and expenses	1,442,138	1,753,996	2,724,141	3,268,510

Loss from operations	(1,425,484)	(1,750,866)	(2,701,227)	(3,260,684)

Other income (expense):
Interest expense	(635,190)	(39,452)	(1,159,503)	(79,781)
Gain on extinguishment of derivative liabilities	1,158,197	-	1,158,197	-
Expiration of derivative liability/Series F warrant	-	1,000,000	-	1,000,000
Total other income (expense)	523,007	960,548	(1,306)	920,219

Net loss	$(902,477)	$(790,318)	$(2,702,533)	$(2,340,465)

Loss per share - basic and diluted
Net loss per common share - basic and diluted	$(0.71)	$(0.67)	$(2.15)	$(1.98)
Weighted common shares - basic and diluted	1,263,437	1,184,328	1,255,373	1,184,030

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)
For the Three and Six Months Ended March 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended March 31, 2023	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2022	1,252,665	$1,252	$50,982,744	$(56,872,829)	(5,888,833)

Net loss	-	-	-	(902,477)	(902,477)
Vesting of restricted stock	250	-	-	-	-
Stock-based compensation expense	-	-	68,524	-	68,524
Issuance of common stock and warrants, net of financing costs	9,598	10	287,410	-	287,420
Exchange of warrants into common stock	12,019	13	49,265	-	49,278
Balance at March 31, 2023	1,274,532	$1,275	$51,387,943	$(57,775,306)	$(6,386,088)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended March 31, 2023	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2022	1,252,665	$1,252	$50,878,718	$(55,072,773)	(4,192,803)

Net loss	-	-	-	(2,702,533)	(2,702,533)
Vesting of restricted stock	250	-	-	-	-
Stock-based compensation expense	-	-	172,550	-	172,550
Issuance of common stock and warrants, net of financing costs	9,598	10	287,410	-	287,420
Exchange of warrants into common stock	12,019	13	49,265		49,278
Balance at March 31, 2023	1,274,532	$1,275	$51,387,943	$(57,775,306)	$(6,386,088)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended March 31, 2022	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2021	1,183,974	$1,184	$48,922,204	$(51,347,066)	$(2,423,678)

Net loss	-	-	-	(790,318)	(790,318)
Vesting of restricted stock	625	1	(1)	-	-
Stock-based compensation expense	-	-	154,572	-	154,572
Balance at March 31, 2022	1,184,599	$1,185	$49,076,775	$(52,137,384)	$(3,059,424)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Six Months Ended March 31, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2021	1,183,599	$1,184	$48,770,061	$(49,796,919)	$(1,025,674)

Net loss	-	-	-	(2,340,465)	(2,340,465)
Vesting of restricted stock	1,000	1	(1)	-	-
Stock-based compensation expense	-	-	306,715	-	306,715
Balance at March 31, 2022	1,184,599	$1,185	$49,076,775	$(52,137,384)	$(3,059,424)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2023 and 2022

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Cash flows from operating activities:
Net loss	$(2,702,533)	$(2,340,465)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,043	1,598
Stock-based compensation	172,550	306,715
Decrease to fair value of derivative	-	(1,000,000)
Gain on extinguishment of derivative liabilities	(1,158,197)	-
Accretion of discount and debt issuance costs on 2022 Notes and Unsecured convertible notes	846,147	-
Inventory obsolescence charge	-	248,073
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	12,464	(351,876)
Prepaid expenses and other current assets	280,058	127,080
Increase (decrease) in:
Accounts payable	1,097,894	879,995
Accrued interest	313,356	79,781
Accrued expenses and other current liabilities	(112,713)	(163,135)
Net cash used in operating activities	(1,249,931)	(2,212,234)

Cash flows from financing activities:
Repayment of insurance premium financing	(212,514)	-
Proceeds from shareholder advances	230,000	-
Proceeds from Unsecured convertible notes	515,000	-
Net cash provided by financing activities	532,486	-

Net decrease in cash	(717,445)	(2,212,234)

Cash, beginning of year	746,940	2,266,639

Cash, end of period	$29,495	$54,405

Non-cash financing activities:
Exchange of Series G and Series H warrants for common stock	$49,278	$-
Issuance of restricted stock	$3,019	$19,887
Fair value of warrants issued - second close	$256,439	$-
Fair value of inducement shares issued - second close	$25,840	$-
Fair value of placement agent warrants - second close	$28,093	$-

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

For a complete summary of the Company’s significant accounting policies, please refer to Note 2 included in Item 8 of the Company’s Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended March 31, 2023.

Basis of Presentation

The consolidated financial statements include the accounts of Arch Therapeutics, Inc. and its wholly owned subsidiary, Arch Biosurgery, Inc., a biotechnology company. All intercompany accounts and transactions have been eliminated in consolidation.

On January 6, 2023, the directors of the Company authorized a reverse share split of the issued and outstanding Common Shares in a ratio of 1:200, effective January 17, 2023 (the “Reverse Share Split”). All information included in these consolidated financial statements has been adjusted, on a retrospective basis, to reflect the Reverse Share Split, unless otherwise stated. All outstanding securities entitling their holders to purchase shares of Common Stock or acquire shares of Common Stock, including stock options, restricted stock units, and warrants, were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and September 30, 2022.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the six months ended March 31, 2023 and 2022 there has not been any impairment of long-lived assets.

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

At March 31, 2023 and September 30, 2022, the carrying amounts of cash, accounts payables and accrued expense and other liabilities approximate fair value because of their short-term nature. The carrying amounts for the Series Convertible Notes (See Note 12), 2022 Notes (see Note 11), and Second Notes (see Note 11) approximate fair value because borrowing rates and terms are similar to comparable market participants.

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate. During the three months ended March 31, 2023, $1,158,197 was recorded to gain on extinguishment of derivative liability for the exchange of the Series G warrants and Series H warrants and $49,278 was recorded as part of shareholder's deficit.

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

Financial Statement Reclassification

Certain balances in the prior year consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current period consolidated financial statements. During the three-month period ended March 31, 2023, the Company reclassified the carrying amount of Exchanged Notes of $699,781 (see Note 12) that were previously included in the 2022 Notes payable to Unsecured convertible notes.

Subsequent Events

The Company evaluated all events or transactions through May 22, 2023, the date which these consolidated financial statements were issued. See note 15 for matters deemed to be subsequent events.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of March 31, 2023, has suffered significant net losses and negative cash flows from operations, only recently commenced generating limited operating revenues, and has limited working capital. The continuation of the Company’s business as a going concern is dependent upon raising additional capital, the ability to successfully market and sell its product and eventually attaining and maintaining profitable operations. In particular, as of March 31, 2023, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its current and potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Finally, some of our product candidates or the materials contained therein (such as the Active Pharmaceutical Ingredients for our AC5® product line), are manufactured from facilities in areas impacted by the outbreak of the COVID-19, which could result in shortages due to ongoing efforts to address the outbreak. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on June 28, 2018 (“2018 SPA”), and July 6, 2022 (“2022 SPA”) restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2018 SPA and 2022 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the institutional investors in the 2018 SPA collectively own less than 20% of the Series F Warrants and the Series G Warrants purchased by them pursuant to the 2018 SPA, respectively and for a period of six months pursuant to the 2022 SPA. Initially, under the 2022 SPA, we were required to complete an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American by February 15, 2023. On May 15, 2023, the Company secured waivers with all the holders of the 2022 Notes and Second Notes to extend the deadline to complete an Uplisting Transaction to June 15, 2023. See Note 11 for more information regarding the 2022 Convertible Note Offering including the terms of the 2022 Warrants and 2022 Placement Agent Warrants, as well as for more information regarding the Amendment No. 1 to the 2022 SPA, and Amendment No. 2 to the 2022 SPA.

The 2021 SPA contains certain restrictions on our ability to conduct subsequent sales of our equity securities (See Note 12). The continued spread of COVID-19 and uncertain market conditions may also limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3. PROPERTY AND EQUIPMENT

At March 31, 2023 and September 30, 2022, property and equipment consisted of:

	Estimated
	Useful Life (in years)	March 31, 2023	September 30, 2022

Furniture and fixtures	5	$9,357	$9,357
Leasehold improvements	Life of Lease	8,983	8,983
Computer equipment	3	14,416	14,416
Lab equipment	5	1,000	1,000
		33,756	33,756
Less – accumulated depreciation		32,755	31,712
Property and equipment, net		$1,001	$2,044

For the three months ended March 31, 2023 and 2022, depreciation expense recorded was $380 and $799, respectively. For the six months ended March 31, 2023 and 2022, depreciation expense recorded was $1,043 and $1,598, respectively.

4. INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
	2022	2022
Finished Goods	$76,274	$9,063
Goods-in-process	1,326,110	1,405,785
Total	$1,402,384	$1,414,848

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

5. INSURANCE PREMIUM FINANCING

In July 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is approximately $354,000 and incurs interest at a rate of 2.99%. The Company is required to make monthly payments of approximately $35,000 through April 2023. The outstanding balance as of March 31, 2023 and September 30, 2022 was approximately $35,000 and $248,000, respectively.

6. STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, as of September 30, 2022, a maximum number of 170,571 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 15,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2022, the aggregate number of authorized shares under the Plan was further increased by 15,000 shares to a total of 185,571 shares.

The exercise price of each option is equal to the closing price of a share of the Company’s Common Stock on the date of grant.

Share-Based Awards

During the six months ended March 31, 2023, the Company awarded 20,875 options to employees and directors and 3,625 options to consultants to purchase shares of Common Stock under the 2013 Plan.

Share-based compensation expense for awards granted during the six months ended March 31, 2023 was based on the grant date fair value estimated using the Black-Scholes Model.

Common Stock Options

Stock compensation activity under the 2013 Plan for the six months ended March 31, 2023 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	98,626	$52.00	1.36	$16,900
Awarded	24,500	$8.00
Forfeited/Cancelled	(18,801)	$70.00
Outstanding at March 31, 2023	104,325	$39.00	5.95	104,300
Vested at March 31, 2023	74,000	$50.00	4.89	74,000
Vested and expected to vest at March 31, 2023	104,325	$39.00	5.95	104,300

As of March 31, 2023, 50,667 shares are available for future grants under the 2013 Plan.

Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 resulting from options awarded to the Company’s employees, directors and consultants was approximately $68,000 and $145,000, respectively. Of this amount, during the three months ended March 31, 2023 and 2022, $34,000 and $41,000, respectively, were recorded as research and development expense, and $34,000 and $104,000, respectively were recorded as general and administrative expense in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the six months ended March 31, 2023 and 2022 resulting from options awarded to the Company’s employees, directors and consultants was approximately $170,000 and $287,000, respectively. Of this amount, during the six months ended March 31, 2023 and 2022, $48,000 and $94,000, respectively, were recorded as research and development expense, and $122,000 and $193,000, respectively were recorded as general and administrative expense in the Company’s Consolidated Statements of Operations.

During the six months ended March 31, 2023 and 2022, no options awarded were exercised.

As of March 31, 2023, there is approximately $245,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.40 years.

Restricted Stock

Restricted stock activity under the 2013 Plan for the three months ended March 31, 2023 and 2022, in shares, follows:

	Three months Ended
	March 31, 2023	March 31, 2022
Non Vested at December 31, 2022 and 2021	250	1,875
Vested	(250)	(625)
Non Vested at March 31, 2023 and 2022	-	1,250

The weighted grant date fair value average of the restricted stock for the three months ended March 31, 2023 and 2022 follows:

	Three months Ended
	March 31, 2023	March 31, 2022
Non Vested at December 31, 2022 and 2021	$18.00	$20.00
Vested	(18.00)	(20.00)
Non Vested at March 31, 2023 and 2022	$-	$20.00

Restricted stock activity under the 2013 Plan for the six months ended March 31, 2023 and 2022, in shares, follows:

	Six months Ended
	March 31, 2023	March 31, 2022
Non Vested at September 30, 2022 and 2021	250	2,250
Vested	(250)	(1,000)
Non Vested at March 31, 2023 and 2022	-	1,250

The weighted grant date fair value average of the restricted stock for the six months ended March 31, 2023 and 2022 follows:

	Six months Ended
	March 31, 2023	March 31, 2022
Non Vested at September 30, 2022 and 2021	$18.00	$20.00
Vested	(18.00)	(20.00)
Non Vested at March 31, 2023 and 2022	$-	$20.00

For the three months ended March 31, 2023 and 2022, compensation expense recorded for the restricted stock awards was approximately $1,000 and $10,000, respectively. For the six months ended March 31, 2023 and 2022, compensation expense recorded for the restricted stock awards was approximately $3,000 and $20,000, respectively.

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

On March 10, 2023, the Company entered into exchange agreements (the “Exchange Agreements”) with each holder (the “Warrantholders”) of the Company’s outstanding Series G Warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an exercise price of $140.00 per share (the “Series G Warrants”) and the Company’s outstanding Series H Warrants to purchase shares of Common Stock at an exercise price of $80.00 per share (the “Series H Warrants” and, together with the Series G Warrants, the “Warrants”). Pursuant to the Exchange Agreements, the Warrantholders exchanged 34,013 Series G Warrants for 3,402 shares of Common Stock and 43,077 Series H Warrants for 8,617 shares of Common Stock. All 27,958 remaining Series F Warrants expired during the fiscal year ended September 30, 2022.

8. Derivative Liabilities

The Company accounted for the Series F Warrants, Series G Warrants and the Series H Warrants in accordance with ASC 815-10. Since the Company was required to purchase its Series F Warrants, Series G Warrants and Series H Warrants for an amount of cash equal to $36.00, $22.00 and $10.66, respectively, for each share of Common Stock ("Minimum") they are recorded as liabilities at the greater of the Minimum or fair value. They are marked to market each reporting period through the Consolidated Statement of Operations.

On the respective closing dates of June 28, 2018 and May 12, 2019, respectively, the derivative liabilities related to the Series G Warrants and Series H Warrants were recorded at an aggregate fair value of $1,628,113. Given that the fair value of the derivative liabilities was less than the net proceeds, the remaining proceeds were allocated to Common Stock and additional paid-in-capital.

On March 10, 2023, Arch Therapeutics, Inc. entered into exchange agreements (the “Exchange Agreements”) with each holder (the “Warrantholders”) of the Company’s outstanding Series G Warrants to purchase shares of the Company’s common stock, par value $0.001 per share at an exercise price of $140.00 per share and the Company’s outstanding Series H Warrants to purchase shares of Common Stock at an exercise price of $80.00 per share. Pursuant to the Exchange Agreements, the Warrantholders exchanged 34,013 Series G Warrants for 3,402 shares of Common Stock and 43,077 Series H Warrants for 8,617 shares of Common Stock.

During the three months ended March 31, 2023, $1,158,197 was recorded to gain on extinguishment of derivative liability for the exchange of the Series G warrants and Series H warrants and $49,278 was recorded as part of shareholder’s deficit. During the three months ended March 31, 2023 and 2022, $0 and $1,000,000, respectively was recorded to decrease the fair value of derivative liability related to the Series F warrants.

Fair Value Measurements Using Significant Unobservable Inputs – Six Months Ended March 31, 2023
(Level 3)	Series G	Series H

Beginning balance at September 30, 2022	$748,275	$459,200
Exchange of warrants into common stock	(13,948)	(35,330)
Extinguishment of derivative liabilities	(734,327)	(423,870)
Ending balance at March 31, 2023	$—	$—

Fair Value Measurements Using Significant Unobservable Inputs - Six Months Ended March 31, 2022
(Level 3)	Series F	Series G	Series H

Beginning balance at September 30, 2021	$1,000,000	$748,275	$459,200
Issuances	—	—	—
Adjustments to estimated fair value	—	—	—
Expiration of derivative liability	(1,000,000)	—	—
Ending balance at March 31, 2022	$—	$748,275	$459,200

The derivative liabilities as of March 10, 2023 and September 30, 2022 are valued at the greater of their minimum value or by using the Black Scholes Model with the following assumptions.

As of March 10, 2023, the derivative liabilities are recorded at their minimum value.

	Series G	Series H
Closing price per share of Common Stock	$4.10	$4.10
Exercise price per share	$140.00	$80.00
Expected volatility	179.41%	141.03%
Risk-free interest rate	4.91%	4.75%
Dividend yield	-	-
Remaining expected term of underlying securities (years)	0.24	1.31

As of September 30, 2022, the derivative liabilities are recorded at their minimum value.

	Series G	Series H
Closing price per share of Common Stock	$3.84	$3.84
Exercise price per share	$140.00	$80.00
Expected volatility	132.97%	122.50%
Risk-free interest rate	4.05%	4.14%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	0.69	1.57

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

During the three and six months ended March 31, 2023 and 2022, no Series I Warrants or Placement Agent Warrants were exercised. As of March 31, 2023, up to 71,429 and 5,358 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

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

During the three and six months ended March 31, 2023, no Series K Warrants or Placement Agent 2 Warrants were exercised. As of March 31, 2023, up to 161,719 and 16,172 shares may be acquired upon the exercise of the Series K Warrants and Placement Agent Warrants, respectively.

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

11. 2022 CONVERTIBLE NOTE OFFERING AND SECOND NOTES OFFERING

On July 7, 2022, the Company announced that it had entered into a Securities Purchase Agreement (the “2022 SPA”) with certain institutional and accredited individual investors (collectively, the “2022 Investors”) providing for the issuance and sale by the Company to the 2022 Investors of (i) Senior Secured Convertible Promissory Notes (each a “2022 Note” and collectively, the “2022 Notes”) in the aggregate principal amount of $4.23 million, which includes an aggregate $0.705 million original issue discount in respect of the 2022 Notes; (ii) warrants (the “2022 Warrants”), to purchase an aggregate of 425,554 shares (the “2022 Warrant Shares”) of Common Stock; and (iii) 63,833 shares of Common Stock (the “2022 Inducement Shares”) equal to 15% of the principal amount of the 2022 Notes divided by the closing price of the Common Stock immediately prior to the Closing Date (as defined below). The 2022 Notes, 2022 Warrants and 2022 Inducement Shares were issued as part of a convertible note offering authorized by the Company’s board of directors (the “2022 Convertible Note Offering”). The aggregate gross proceeds for the sale of the 2022 Notes, 2022 Warrants and 2022 Inducement Shares was approximately $3.5 million, before deducting debt issuance costs of $775,000 consisting of fair value of the placement agent’s warrants of approximately $220,000 and other estimated fees and offering expenses payable by the Company of approximately $555,000. The closing of the sales of these securities under the 2022 SPA occurred on July 6, 2022 (the “2022 Closing Date”).

On January 18, 2023, the Company entered into Amendment No. 1 to the 2022 SPA (the “Amendment” and, together with the 2022 SPA, the “Amended 2022 SPA”), with certain Investors in connection with the Second Closing of the 2022 Convertible Note Offering for the issuance and sale by the Company to such Investors of an aggregate of (i) Unsecured Convertible Promissory Notes (each a “Second Note” and collectively, the “Second Notes”) in the aggregate principal amount of $636,000, which includes an aggregate $106,000 original issue discount in respect of the Second Notes; (ii) warrants (the “Second Warrants”) to purchase an aggregate of 127,968 shares (the “Second Warrant Shares”) of Common Stock; and (iii) 9,598 shares of Common Stock (the “Second Inducement Shares”). The aggregate gross proceeds for the sale of the Second Notes, Second Warrants and Second Inducement Shares was approximately $530,000, before deducting the placement agent’s fees and other estimated fees and offering expenses payable by the Company of approximately $15,000. The second closing of the sales of these securities under the Amended 2022 SPA occurred on January 18, 2023 (the “Second Closing Date”).

The 2022 Notes and the Second Notes bear interest on the unpaid principal balance at a rate equal to ten percent (10%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum accruing from the Closing Date until the 2022 Notes and Second Notes become due and payable at maturity or upon their conversion, acceleration or by prepayment, and may become due and payable upon the occurrence of an event of default under the 2022 Notes and Second Notes. Any amount of principal or interest on the 2022 Notes and Second Notes which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum or (ii) the maximum amount allowed by law from the due date thereof until payment in full.

The 2022 Notes and the Second Notes are convertible into shares of Common Stock at the option of each holder of the 2022 Notes and the Second Notes from the date of issuance at $9.14 (the “Conversion Price”) through the later of (i) January 6, 2024 (the “Maturity Date”) or (ii) the date of payment of the Default Amount (as defined in the 2022 Notes); provided, however, certain 2022 Notes and Second Notes include a provision preventing such conversion if, as a result, the holder, together with its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% of the Common Stock (as applicable, the “Ownership Limitation”) immediately after giving effect to the Conversion; and provided further, the holder, upon notice to us, may increase or decrease the Ownership Limitation; (i) the Ownership Limitation may only be increased to a maximum of 9.99% of the Common Stock; and (ii) any increase in the Ownership Limitation will not become effective until the 61st day after delivery of such waiver notice. The Conversion Price is subject to adjustment as set forth in the 2022 Notes and Second Notes.

The 2022 Notes and Second Notes contain customary events of default, which include, among other things, (i) our failure to pay when due any principal or interest payment under the 2022 Notes and Second Notes; (ii) our insolvency; (iii) delisting of our Common Stock; (iv) our breach of any material covenant or other material term or condition under the 2022 Notes and Second Notes; and (v) our breach of any representations or warranties under the 2022 Notes and Second Notes which cannot be cured within five (5) days. Further, events of default under the 2022 Notes and Second Notes also include (i) the unavailability of Rule 144 on or after January 6, 2023; (ii) our failure to deliver the shares of Common Stock to the 2022 Notes and/or Second Notes holder upon exercise by such holder of its conversion rights under the 2022 Note; (iii) our loss of the “bid” price for its Common Stock and/or a market and such loss is not cured during the specified cure periods; and (iv) our failure to complete an uplisting of our Common Stock to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American by June 15, 2023 (as amended) (an “Uplist Transaction”).

The 2022 Warrants and the Second Warrants (i) have an exercise price of $9.94 per share; (ii) have a term of exercise equal to 5 years after their issuance date; (iii) became exercisable immediately after their issuance; and (iv) have a provision preventing the exercisability of such 2022 Warrants and Second Warrants if, as a result of the exercise of the 2022 Warrants and Second Warrants, the holder, together with its affiliates and any other persons whose beneficial ownership of our Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than the Ownership Limitation. The holder, upon notice to us, may increase or decrease the Ownership Limitation; provided that (i) the Ownership Limitation may only be increased to a maximum of 9.99% of our Common Stock; and (ii) any increase in the Ownership Limitation will not become effective until the 61st day after delivery of such waiver notice. The number of shares of Common Stock into which each of the 2022 Warrants and Second Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the 2022 Warrants and Second Warrants, including standard antidilution provisions, and adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In the event of a Fundamental Transaction (as defined in the 2022 Warrants and Second Warrants) holders of the 2022 Warrants and Second Warrants would be entitled to receive alternate consideration in connection with such Fundamental Transaction, but only to the extent that holders of our Common Stock were entitled to receive the same. Moreover, as long as the 2022 Notes and Second Notes and 2022 Warrants and Second Warrants remaining outstanding, upon the issuance of any security in connection with any potential future financing activity on terms more favorable than the existing terms, the Company has an obligation to notify the holders of the 2022 Notes and Second Notes and 2022 Warrants and Second Warrants of such more favorable terms and to use best efforts to effect such terms in the 2022 Notes and Second Notes and 2022 Warrants and Second Warrants. Finally, because of the Company’s net loss position, the shares underlying the 2022 Notes and Second Notes on an as converted basis are excluded from the calculation of basic and fully diluted earnings per share. Similarly, because of the Company’s net loss position, there was no impact on the calculation of basic and fully diluted earnings per share related to the classification of the 2022 Warrants and Second Warrants as participating securities.

The Company retained a placement agent in connection with the private placement of $2.4 million of the 2022 Notes to the institutional investors. The Company paid the 2022 Placement Agent 10% of the gross proceeds received from certain institutional investors, or $240,000 and we also reimbursed the 2022 Placement Agent approximately $58,000 for non-accountable banking fees, legal fees and other expenses. In addition, we issued 2022 Placement Agent Warrants to purchase an aggregate of 31,510 shares of Common Stock. An additional $1.1 million was raised in connection with the placement of the private placement notes, which included certain accredited investors some of which were Board members and executive officers of the Company. Board member, Laurence Hicks, and executive officers, Terrence W. Norchi and Michael S. Abrams, invested in the 2022 Notes. The investment made in the 2022 Notes made by the Board member and executive officers totaled $80,000.

The Company’s agreement with the 2022 Placement Agent was still effective at the time of the private placement of $0.5 million of the Second Notes to certain institutional investors. The Company owes the 2022 Placement Agent 10% of the gross proceeds received from certain institutional investors, or $50,000, such amount was deferred until the Company completes an additional financing with gross proceeds of at least $1 million. In addition, we issued or are required to issue 2022 Placement Agent Warrants to purchase an aggregate of 6,565 shares of Common Stock.

In addition, as a part of the 2022 Convertible Note Offering, certain holders of the Company’s 10% Series 2 Convertible Notes agreed to exchange their Series 2 Notes for promissory notes of the Company on substantially similar terms to those of the 2022 Notes (the “Exchanged Notes”). The Exchanged Notes are convertible into 76,563 shares of Common Stock at a conversion price of $9.14. The holders of the Exchanged Notes did not receive warrants or inducement shares. In connection with the issuance of the Exchanged Notes, the holders of the Series 2 Notes that participated in the exchange entered into a subordination agreement on July 6, 2022 (the “Closing Date”) to subordinate their rights in respect of the Exchanged Notes to the rights of the Investors in respect of the 2022 Notes. As of July 7, 2022, approximately $600,000 of the Series 2 Notes and accrued interest of approximately $100,000 were included in the exchange.

Further, in connection with the 2022 Convertible Note Offering, we initially were required to complete an Uplist Transaction by February 15, 2023 under the terms of the 2022 Notes. If we are unable to complete or secure an extension to the Uplist Transaction deadline, then the 2022 Notes and Second Notes will become immediately due and payable and we will be obligated to pay to each holder of the 2022 Notes and Second Notes an amount equal to 125%, multiplied by the sum of the outstanding principal amount of the 2022 Notes and Second Notes plus any accrued and unpaid interest on the unpaid principal amount of the 2022 Notes and Second Notes to the date of payment, plus any default interest and any other amounts owed to the holder, payable in cash or shares of Common Stock. The Company has secured waivers from all of the holders of the 2022 Notes and Second Notes to extend the deadline to complete an uplist from (i) February 15, 2023 to March 15, 2023, (ii) March 15, 2023 to April 15, 2023, (iii) April 15, 2023 to May 15, 2023 and (iv) effective May 15, 2023 to June 15, 2023. No consideration was paid by the Company in connection with any of the Uplist Transaction deadline extensions.

On March 10, 2023, the Company entered into an amendment (“Amendment No. 2 to the First Notes”) with each of the holders of the Company’s outstanding 2022 Notes issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On March 10, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Second Notes” and, together with Amendment No. 2 to the First Notes, “Amendment No. 2 to the 2022 Notes”) with each Second Notes issued in connection with a private placement financing the Company completed on January 18, 2023.

Under Amendment No. 2 to the 2022 Notes and Second Notes, the following amendments to the 2022 Notes will be effective at the moment in time immediately preceding the consummation of the offering in connection with the uplist of the Common Stock to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”). If a holder of the 2022 Notes and/or the Second Notes elects to participate in the Uplist Transaction (each, a “Participating Holder”) for an amount equal to no less than 50% of the Participating Holder’s original investment amount in the 2022 Convertible Note Offering, such holder will be entitled to repayment of the principal amount of their 2020 Notes and/or Second Notes upon closing of the Uplist Transaction. In addition, the Company will issue to each Participating Holder a new convertible promissory note equal to the product of 2.4 and the sum of any prepayment premiums and total interest payable on such Participating Holder’s 2022 Notes and/or Second Notes (the “2023 Notes”). The 2023 Notes will have a maturity date of July 6, 2024 and will be on substantially the same terms as the Second Notes. For non-Participating Holders (each, a “Non-Participating Holder”), the maturity date of the 2022 Notes and/or Second Notes held by such Non-Participating Holder will be extended to July 6, 2024. Further, each Non-Participating Holder will waive their right to demand repayment of any portion of the outstanding balance of such holder’s 2022 Notes and/or upon an Uplist Transaction. Notwithstanding the foregoing, if the registration statement filed in connection with the Uplist Transaction is not declared effective by 11:59 P.M. (EST) on June 15, 2023 (the “Amendment No. 2 Termination Date”), Amendment No. 2 to the 2022 Notes will automatically terminate and shall be of no further force or effect without any further action by the Company or the Requisite Holders, provided, that the Amendment No. 2 Termination Date may be extended by the written approval of the Company and holders of the 2022 Notes and Second Notes which purchased at least 50% plus $1.00 of the 2022 Notes and Second Notes based on the initial principal amounts thereunder (the “Requisite Holders”).

During the three months ended March 31, 2023, the Company recorded interest expense on the 2022 Notes and the Second Notes of approximately $610,000 consisting of accrued interest of approximately $136,000 and accretion of original issue discount debt discount and issuance costs of approximately $474,000. During the six months ended March 31, 2023, the Company recorded interest expense on the 2022 Notes and the Second Notes of approximately $1,110,000 consisting of accrued interest of approximately $263,000 and accretion of original issue discount debt discount and issuance costs of approximately $847,000.

Allocation of Proceeds

The Company accounted for the 2022 Notes and Second Notes, the 2022 Warrants and the Second Warrants, the 2022 Inducement Shares and Second Inducement Shares relating to the aforementioned 2022 Notes and Second Notes in accordance with ASC 470-20-25-2 “Debt” which states that the allocation of the proceeds from the financing shall be based on the relative fair values of the securities issued at the time of the issuance. The 2022 Inducement Shares and the 2022 Warrants, which are indexed to the Company’s stock, are classified within stockholders’ equity (deficit) in the accompanying consolidated financial statements. The allocated value of the 2022 Inducement Shares and the 2022 Warrants are $314,523 and $1,470,133, respectively. The allocated value of the Second Inducement Shares and the Second Warrants are $25,840 and $256,439, respectively. The allocated value of the 2022 Notes of $1,740,344 are allocated as short-term liabilities in the accompanying consolidated financial statements. The allocated value of the Second Notes of $247,721 are allocated as short-term liabilities in the accompanying consolidated financial statements The fair value of the 2022 Placement Agent Warrants and the Second Placement Agent Warrants of $219,894 and $28,093, respectively, are being accounted for as debt issuance costs and are classified within stockholders’ equity (deficit) in the accompanying consolidated financial statements. As of March 31, 2023 and September 30, 2022, the net carrying amount of the 2022 Notes was $2,454,683 and $1,662,492, respectively, with unamortized debt discount and issuance costs of $1,775,317 and $2,567,508, respectively. As of March 31, 2023, the Company reclassified the carrying amount of the Exchanged Notes of $699,781 (see Note 12) that were previously included in 2022 Notes payable to Unsecured convertible notes. After the reclassification, the Unsecured convertible notes included both the Second Notes and the Exchanged Notes. In addition, as of March 31, 2023, the net carrying amount of the Second Notes was $281,536 with unamortized debt discount and issuance costs of $354,464 and are also included in Unsecured convertible notes.

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

The Second Warrants and the Second Placement Agent Warrants were valued as of January 18, 2023 using the Black Scholes Model with the following assumptions:

	Second Warrants	Second Placement Agent Warrants
Closing price per share of Common Stock	$5.76	$5.76
Exercise price per share	$9.94	$10.06
Expected volatility	111.31%	111.31%
Risk-free interest rate	3.43%	3.43%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	5.0	5.0

12. SERIES CONVERTIBLE NOTES

On June 4, 2020 and November 6, 2020, the Company issued unsecured 10% Series 1 Convertible Notes (“Series 1 Notes”) and Series 2 Convertible Notes (“Series 2 Notes”, and collectively with the Series 1 Notes, the “Series Convertible Notes”) in the aggregate principal amount of $550,000 and $1,050,000, respectively. The maturity dates of the Series 1 Notes and Series 2 Notes are June 30, 2023 and November 30, 2023, respectively. The Series Convertible Notes provide, among other things, for (i) a term of approximately three years; (ii) the Company’s ability to prepay the Series Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Series Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms of the Series Convertible Notes) into shares of the Company’s Common Stock, at a per share price of $54.00 and $50.00 (the “Conversion Price”) for the Series 1 Notes and Series 2 Notes, respectively; (iv) the ability of the holders of the Series Convertible Notes (each a “Holder”, and together, the “Holders”) to convert the principal of the Series Convertible Notes, along with accrued interest, in whole or in part, into shares of Common Stock at the respective Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the respective Conversion Price; (vi) the Company’s ability to convert the principal of the Series Convertible Notes, along with accrued interest, in whole or in part, into shares of Common Stock at the respective Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $64.00 per share for at least fifteen consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the respective Conversion Price (an “In Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent of the amount that is converted or prepaid. As consideration for agreeing to subordinate to the 2022 Notes, the premium applicable in connection with an In-Kind Note Repayment at maturity was increased from thirty-five percent to sixty percent.

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

On June 3, 2020, the Company entered into an agreement (the “Agreement”) with the holders of a majority (the “Majority Holders”) of the outstanding warrants classified as “Series D Warrants”, resulting in approximately $850,000 of proceeds as a result of the full exercise of all Series D Warrants. Under the terms of the Agreement, in exchange for fully exercising their remaining Series D Warrants for 23,636 shares of Common Stock on June 4, 2020, the Majority Holders were issued warrants to purchase 17,727 shares of Common Stock at an exercise price of $50.00 over a 1-year term (“Series J Warrants”). On November 6, 2020, as consideration for an investment in the Series Convertible Notes, the Company entered into an amendment to the Series J Warrants with a holder of a Series J Warrant exercisable for up to 16,875 shares of Common Stock, to extend the term of the Series J Warrant from one year to thirty months.

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

As described in Note 11 above, as a part of the 2022 Convertible Note Offering, certain holders of the Series 2 Notes agreed to exchange Series 2 Notes with an aggregate principal amount of $600,000 and accrued interest of approximately $100,000 for promissory notes of the Company on substantially similar terms to those of the 2022 Notes (the “Exchanged Notes”). As of July 6, 2022, $699,781 of principal and accrued interest of the Series 2 notes was exchanged for the Exchanged Notes.

On March 10, 2023, the Company entered into an amendment (the “Series 2 Note Amendment” and, together with the Series 1 Amendment, the “Series Note Amendments”) with each of the holders of the Company’s outstanding Series 2 Convertible Notes (as amended, the “Series 2 Notes” and, together with the Series 1 Notes, the “Series Convertible Notes”). Pursuant to the Series Note Amendments, the Company can elect to convert the principal and accrued interest under the Series Convertible Notes (the “Series Note Obligations”) at or after the effective time of the Uplisting Transaction, or the maturity date. In the event the Company exercises such option, the Series Note Obligations will be deemed to equal the product of 4.5 (which was previously 1.6 prior to the Series Note Amendments) and the outstanding Series Note Obligations. Notwithstanding the foregoing, if the registration statement filed in connection with the Uplist Transaction is not declared effective by 11:59 P.M. (EST) on or before the Uplisting Transaction deadline under the 2022 Notes and Second Notes, which was originally February 15, 2023, or such later extended date as provided for therein (the “Series Note Amendments Termination Date”), the Series Note Amendments will automatically terminate without any further action by the Company or the holders of the Series Convertible Notes. The Series Note Amendments Termination Date will be automatically extended upon any extension of the Uplisting Transaction deadline under the 2022 Notes and Second Notes. As previously discussed herein, the deadline to complete the Uplist Transaction was extended on multiple previous occasions. As of May 15, 2023 the Uplist Transaction deadline under the 2022 Notes and Second Notes is June 15, 2023. No consideration was paid by the Company in connection with any of the extensions of the Uplisting Transaction deadline under the 2022 Note and Second Notes.

During the three months ended March 31, 2023 and 2022, the Company recorded interest expense on the Series Convertible Notes of approximately $25,000 and $39,000, respectively. During the six months ended March 31, 2023 and 2022, the Company recorded interest expense on the Series Convertible Notes of approximately $50,000 and $80,000, respectively.

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

14. SHAREHOLDER ADVANCES

During the three months ended March 31, 2023, the Company raised $230,000 in the form of shareholder advances from two different investors to support operations in advance of the Company’s prospective Uplisting Transaction. During April 2023 and May 2023, the Company raised an additional $308,000 in shareholder advances from a single investor resulting in the Company raising a total of $538,000 in the form of shareholder advances, $488,000 of which was contributed by a single investor, who was subsequently issued an Unsecured convertible note (the “Third Note”) in connection with the Third Closing of the 2022 Convertible Note Offering (see Note 15). Finally, on May 18, 2023, the Company received an additional advance from a third party of $350,000, which is expected to be rolled into an anticipated near-term capital raise not related to the prior 2022 Convertible Note Offering. The remaining $50,000 raised by the Company in the form of shareholder advances is expected to be repaid from proceeds expected to be received in connection with the anticipated near-term capital raise not related to the prior 2022 convertible note offering.

15. SUBSEQUENT EVENTS

On April 15, 2023, Arch Therapeutics, Inc. (the “Company”) entered into an amendment (“Amendment No. 4 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023 and March 15, 2023 issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On April 15, 2023, the Company also entered into an amendment (“Amendment No. 4 to the Second Notes” and, together with Amendment No. 4 to the First Notes, “Amendment No. 4 to the 2022 Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023 and March 15, 2023 issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing”).

Under Amendment No. 4 to the 2022 Notes, the 2022 Notes and the Second Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from April 15, 2023 to May 15, 2023.

As a result of the entry into Amendment No. 4 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from April 15, 2023 to May 15, 2023. Also, on April 15, 2023, in connection with Amendment No. 4 to the 2022 Notes, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from April 15, 2023 to May 15, 2023.

On April 15, 2023, the Company entered into an amendment (“Amendment No. 1 to the A&R Registration Rights Agreement”) to that certain Amended and Restated Registration Rights Agreement, dated as of January 18, 2023, by and among the Company and certain institutional and accredited individual investors (as amended, the “A&R Registration Rights Agreement”). Under Amendment No. 1 to the A&R Registration Rights Agreement, the A&R Registration Rights Agreement was amended to extend the filing deadline by which the Company is obligated to file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the Second Closing, from April 18, 2023 to June 17, 2023.

On May 15, 2023, the Company entered into Amendment No. 2 to the 2022 SPA related to the 2022 Convertible Note Offering (the “Amendment” and, together with the 2022 SPA, the “Amended 2022 SPA”), with certain Investors in connection with the Third Closing of the 2022 Convertible Note Offering for the issuance and sale by the Company to an Investor of an aggregate of (i) Unsecured Convertible Promissory Notes (each a “Third Note” and collectively, the “Third Notes”) in the aggregate principal amount of $702,720, which includes an aggregate $214,720 original issue discount in respect of the Third Notes; (ii) warrants (the “Third Warrants”) to purchase an aggregate of 141,396 shares (the “Warrant Shares”) of Common Stock; and (iii) 10,608 shares of Common Stock (the “Third Inducement Shares”). The aggregate gross proceeds for the sale of the Third Notes, Third Warrants and Third Inducement Shares was approximately $488,000, before deducting any placement agent’s fees and other estimated fees and offering expenses payable by the Company. The third closing of the sales of these securities under the Amended SPA occurred on May 15, 2023 (the “Third Closing Date”).

On May 15, 2023, the Company entered into an amendment (“Amendment No. 5 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023 and April 15, 2023 issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”) to extend the date of the completion of the Uplist Transaction from May 15, 2023 to June 15, 2023.

On May 15, 2023, the Company also entered into an amendment (“Amendment No. 5 to the Second Notes” and, together with Amendment No. 5 to the First Notes, “Amendment No. 5 to the 2022 Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023 and April 15, 2023, issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing”) to extend the date of the completion of the Uplist Transaction from May 15, 2023 to June 15, 2023.

On May 15, 2023, as a result of the entry into Amendment No. 5 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from May 15, 2023 to June 15, 2023. Also, on May 15, 2023, in connection with Amendment No. 5 to the 2022 Notes, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from May 15, 2023 to June 15, 2023.

On May 18, 2023, the Company received an additional advance from a third party of $350,000, which is expected to be rolled into an anticipated near-term capital raise not related to the prior 2022 Convertible Note Offering.

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

Core Technology

Our flagship products and product candidates are derived from our AC5® self-assembling peptide (“SAP”) technology platform and are sometimes referred to as AC5 or the “AC5 Devices.” These include AC5® Advanced Wound System and AC5® Topical Hemostat, which have received marketing authorization as medical devices in the United States and Europe, respectively, and which are intended for skin applications, such as the management of complicated chronic wounds and acute surgical wounds. Other products are in development for use in minimally invasive or open surgical procedures, and include, for example, AC5-G™ for gastrointestinal endoscopic procedures, and AC5-V® and AC5® Surgical Hemostat for hemostasis inside the body, all of which are currently investigational devices limited by law to investigational use.

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

As previously disclosed in footnote 11 in this Form 10-Q, the Company entered into a Securities Purchase Agreement, dated July 6, 2022 (“SPA”), with certain institutional and accredited individual investors (collectively, the “Investors”) for the issuance and sale by the Company to the Investors of convertible promissory notes, warrants to purchase shares of common stock, par value $0.001 per share (the “Common Stock”), and shares of Common Stock (the “2022 Convertible Note Offering”). The First Closing of the 2022 Convertible Note Offering occurred on July 6, 2022.

On January 18, 2023, the Company entered into Amendment No. 1 to the 2022 SPA (the “Amendment” and, together with the SPA, the “Amended 2022 SPA”), with certain Investors in connection with the second closing of the 2022 Convertible Note Offering for the issuance and sale by the Company to such Investors of an aggregate of (i) Unsecured Convertible Promissory Notes (each a “Second Note” and collectively, the “Second Notes”) in the aggregate principal amount of $636,000, which includes an aggregate $106,000 original issue discount in respect of the Second Notes; (ii) warrants (the “Second Warrants”) to purchase an aggregate of 127,968 shares (the “Second Warrant Shares”) of Common Stock; and (iii) 9,598 shares of Common Stock (the “Second Inducement Shares”). The aggregate gross proceeds for the sale of the Second Notes, Second Warrants and Second Inducement Shares was approximately $530,000, before deducting any placement agent’s fees and other estimated fees and offering expenses payable by the Company. The second closing of the sales of these securities under the Amended SPA occurred on January 18, 2023 (the “Second Closing Date”).

On February 14, 2023, the Company entered into an amendment to its outstanding 2022 Notes issued on July 6, 2022 with the holders of such notes. Also on February 14, 2023, the Company entered into an amendment to its outstanding Second Notes issued on January 18, 2023 with the holders of such notes. These actions amended the 2022 Notes and Second Notes to extend the Uplist Transaction deadline related to the Company’s efforts to uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American from February 15, 2023 to March 15, 2023.

As a result of the amendment to the 2022 Notes and Second Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from February 15, 2023 to March 15, 2023.

On March 10, 2023, the Company entered into exchange agreements (the “Exchange Agreements”) with each holder (the “Warrantholders”) of the Company’s outstanding Series G Warrants to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an exercise price of $140.00 per share and the Company’s outstanding Series H Warrants to purchase shares of Common Stock at an exercise price of $80.00 per share. Pursuant to the Exchange Agreements, the Warrantholders exchanged 34,013 Series G Warrants for 3,402 shares of Common Stock and 43,077 Series H Warrants for 8,617 shares of Common Stock.

On March 10, 2023, the Company entered into an amendment (“Amendment No. 2 to the First Notes”) with the Requisite Holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023 issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On March 10, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Second Notes” and, together with Amendment No. 2 to the First Notes, “Amendment No. 2 to the 2022 Notes”) with the Requisite Holders of Company’s Second Notes, as amended on February 14, 2023, issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing” and, together with the First Closing, the “2022 Convertible Note Offering”).

On March 15, 2023, the Company entered into amendments to the 2022 Notes (“Amendment No. 3 to the First Notes”) and Second Notes (“Amendment No. 3 to the Second Notes” and collectively, “Amendment No. 3 to the 2022 Notes” and, together with Amendment No. 2 to the 2022 Notes, the “Amendments to the 2022 Notes”) with the Requisite Holders of the 2022 Notes and Second Notes. Under Amendment No. 3 to the 2022 Notes, the 2022 Notes were amended to extend the Amendment No. 2 Termination Date from March 15, 2023 to April 15, 2023, which had the effect of extending to Uplist Transaction deadline from March 15, 2023 to April 15, 2023. In connection with Amendment No. 3 to the 2022 Notes, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from March 15, 2023 to April 15, 2023.

As a result of the entry into the Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to (i) extend the Amendment No. 2 Termination Date from March 15, 2023 to April 15, 2023; (ii) modify the terms of the Uplist Transaction repayment provision; and (iii) provide for the issuance of the 2023 Notes, subject to completion of the Uplist Transaction.

Also, on March 15, 2023, in connection with Amendment No. 3 to the 2022 Notes, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from March 15, 2023 to April 15, 2023.

On April 15, 2023, the Company entered into an amendment (“Amendment No. 4 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023 and March 15, 2023, issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On April 15, 2023, the Company also entered into an amendment (“Amendment No. 4 to the Second Notes” and, together with Amendment No. 4 to the First Notes, “Amendment No. 4 to the 2022 Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023 and March 15, 2023 issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing”).

Under Amendment No. 4 to the 2022 Notes, the 2022 Notes and Second Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from April 15, 2023 to May 15, 2023.

As a result of the entry into Amendment No. 4 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from April 15, 2023 to May 15, 2023. Also, on April 15, 2023, in connection with Amendment No. 4 to the 2022 Notes, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from April 15, 2023 to May 15, 2023.

On April 15, 2023, the Company entered into an amendment (“Amendment No. 1 to the A&R Registration Rights Agreement”) to that certain Amended and Restated Registration Rights Agreement, dated as of January 18, 2023, by and among the Company and certain institutional and accredited individual investors (as amended, the “A&R Registration Rights Agreement”). Under Amendment No. 1 to the A&R Registration Rights Agreement, the A&R Registration Rights Agreement was amended to extend the filing deadline by which the Company is obligated to file with the Securities and Exchange Commission a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the Second Closing, from April 18, 2023 to June 17, 2023.

On May 15, 2023, the Company entered into Amendment No. 2 to the 2022 SPA related to the 2022 Convertible Note Offering (the “Amendment” and, together with the 2022 SPA, the “Amended 2022 SPA”), with certain Investors in connection with the third closing of the 2022 Convertible Note Offering for the issuance and sale by the Company to an Investor of an aggregate of (i) Unsecured Convertible Promissory Notes (each a “Third Note” and collectively, the “Third Notes”) in the aggregate principal amount of $702,720, which includes an aggregate $214,720 original issue discount in respect of the Third Notes; (ii) warrants (the “Third Warrants”) to purchase an aggregate of 141,396 shares (the “Third Warrant Shares”) of Common Stock; and (iii) 10,608 shares of Common Stock (the “Third Inducement Shares”). The aggregate gross proceeds for the sale of the Third Notes, Third Warrants and Third Inducement Shares was approximately $488,000, before deducting the placement agent’s fees and other estimated fees and offering expenses payable by the Company. The third closing of the sales of these securities under the Amended SPA occurred on May 15, 2023 (the “Third Closing Date”).

On May 15, 2023, the Company entered into an amendment (“Amendment No. 5 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023 and April 15, 2023, issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”) to extend the date of the completion of the Uplist Transaction from May 15, 2023 to June 15, 2023. In connection with Amendment No. 5 to the 2022 Notes, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from May 15, 2023 to June 15, 2023.

On May 15, 2023, the Company also entered into an amendment (“Amendment No. 5 to the Second Notes” and, together with Amendment No. 5 to the First Notes, “Amendment No. 5 to the 2022 Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023 and April 15, 2023 issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing”) to extend the date of the completion of the Uplist Transaction from May 15, 2023 to June 15, 2023.

As a result of the entry into Amendment No. 5 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from May 15, 2023 to June 15, 2023. Also, on May 15, 2023, in connection with Amendment No. 5 to the 2022 Notes, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from May 15, 2023 to June 15, 2023.

On May 18, 2023, the Company received an additional advance from a third party of $350,000, which is expected to be rolled into an anticipated near-term capital raise not related to the prior 2022 Convertible Note Offering.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this Report. The period-to-period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	March 31,	March 31,	Increase
	2023	2022	(Decrease)
	($)	($)	($)
Revenue	16,654	3,130	13,524
Operating Expense:
Cost of revenues	18,718	17,430	1,288
Selling, general and administrative	1,252,786	1,208,910	43,876
Research and development	170,634	527,656	(357,022)
Loss from Operations	(1,425,484)	(1,750,866)	(325,382)
Other Income	523,007	960,548	(437,541)
Net loss	(902,477)	(790,318)	112,159

Revenue

Revenue for the three months ended March 31, 2023 was $16,654, an increase of $13,524 compared to revenue of $3,130 for the three months ended March 31, 2022. Revenue for the three months ended March 31, 2023 and 2022 was the result of transactions into VA Hospitals through our distribution partner, Lovell Government Services (“LGS”).

Cost of Revenue

Cost of revenue during the three months ended March 31, 2023 was $18,718, an increase of $1,288 compared to cost of revenue of $17,430 for the three months ended March 31, 2022. Cost of revenue includes product costs, third party warehousing, overhead allocation, royalty and shipping costs.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended March 31, 2023 was $1,252,786, an increase of $43,876 compared to $1,208,910 for the three months ended March 31, 2022. The increase in selling, general and administrative expense for the three months ended March 31, 2023 is primarily attributable to an increase in consulting cost.

Research and Development Expense

Research and development expense during the three months ended March 31, 2023 was $170,634 a decrease of $357,022 compared to $527,656 for the three months ended March 31, 2022. The decrease in research and development expense is primarily attributable to a decrease in compensation costs attributed to a reduction in headcount.

Other (Expense) Income

Other income during the three months ended March 31, 2023 was $523,007, a decrease of $437,541 compared to other income of $960,548 for the three months ended March 31, 2022. The decrease in other income is primarily attributed to an increase in interest expense related to the 2022 Notes and Second Notes offset by a gain for the extinguishment of the Series G warrants and Series H warrants derivative liabilities during the three months ended March 31, 2023 and the impact of the expiration of the Series F warrants during the three months ended March 31, 2022.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

	March 31,	March 31,	Increase
	2023	2022	(Decrease)
	($)	($)	($)
Revenue	22,914	7,826	15,088
Operating Expense:
Cost of revenues	36,353	34,223	2,130
Selling, general and administrative	2,355,701	2,472,013	(116,312)
Research and development	332,087	762,274	(430,187)
Loss from Operations	(2,701,227)	(3,260,684)	559,457
Other (Expense) Income	(1,306)	920,219	921,525
Net loss	(2,702,533)	(2,340,465)	362,068

Revenue

Revenue for the six months ended March 31, 2023 was $22,914, an increase of $15,088 compared to revenue of $7,826 for the six months ended March 31, 2022. Revenue for the six months ended March 31, 2023 and 2022 was primarily the result of transactions into VA Hospitals through our distribution partner, LGS.

Cost of Revenue

Cost of revenue during the six months ended March 31, 2023 was $36,353, an increase of $2,130 compared to cost of revenue of $34,223 for the six months ended March 31, 2022. Cost of revenue includes product costs, third party warehousing, overhead allocation, royalty and shipping costs.

Selling, General and Administrative Expense

Selling, general and administrative expense during the six months ended March 31, 2023 was $2,355,701, a decrease of $116,312 compared to $2,472,013 for the six months ended March 31, 2022. The decrease in selling, general and administrative expense for the six months ended March 31, 2023 is primarily attributable to a decrease in compensation costs attributed to a reduction in headcount partially offset by an increase in consulting costs.

Research and Development Expense

Research and development expense during the six months ended March 31, 2023 was $332,087 a decrease of $430,187 compared to $762,274 for the six months ended March 31, 2022. The decrease in research and development expense is primarily attributable to a decrease in compensation costs attributed to a reduction in headcount.

Other (Expense) Income

Other expense during the six months ended March 31, 2023 was $1,306 an increase of $921,525 compared to other income of $920,219 for the six months ended March 31, 2022. The increase in other (expense) income is primarily attributed to an increase in interest expense related to the 2022 Notes and Second Notes offset by a gain for the extinguishment of the Series G warrants and Series H warrants derivative liabilities during the three months ended March 31, 2023 and the impact of the expiration of the Series F warrants during the three months ended March 31, 2022.

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

Working Capital

At March 31, 2023, we had total current assets of $1,588,228 (including cash of $29,495) and working capital deficit of $6,390,589. Our working capital as of March 31, 2023 and September 30, 2022 are summarized as follows:

	March 31,	September 30,
	2023	2022
Total Current Assets	$1,588,228	$2,598,195
Total Current Liabilities	7,978,817	3,320,494
Working Capital deficit	$(6,390,589)	$(722,299)

Total current assets as of March 31, 2023 were $1,588,228, a decrease of $1,009,967 compared to $2,598,195 as of September 30, 2022. The decrease in current assets is primarily attributable to selling, general and administrative expense and research and development expense incurred in connection with activities to develop our primary product candidate. Our total current assets as of March 31, 2023 and September 30, 2022 were comprised primarily of cash, inventory and prepaid expenses and other current assets.

Total current liabilities as of March 31, 2023 were $7,978,817, an increase of $4,658,323 compared to $3,320,494 as of September 30, 2022. The increase is primarily due to an increase in accounts payable, the current portion of the Series 2 Convertible Notes, the current portion of the 2022 Notes, current portion of the Unsecured convertible notes, which includes both the Second Notes and the Exchanged Notes, and the accrued interest associated with these notes partially offset by a decrease to the amount owed in connection with the financing of certain insurance premiums and the decrease in the fair value of the derivative liability resulting from the exchange of the Series G warrants into common stock.

Cash Flow for the Six months Ended March 31, 2023 Compared to the Six Months Ended March 31, 2022

	March 31,	March 31,
	2023	2022
Cash Used in Operating Activities	$(1,249,931)	$(2,212,234)
Cash Provided by Financing Activities	532,486	-
Net decrease in Cash	$(717,445)	$(2,212,234)

Cash Used in Operating Activities

Cash used in operating activities decreased by $962,303 to $1,249,931 during the six months ended March 31, 2023, compared to $2,212,234 during the six months ended March 31, 2022. The decrease in cash used in operating activities is primarily attributable the Company managing expenses and an increase in accounts payable and accrued interest.

Cash Used in Financing Activities

Cash provided by financing activities increased by $532,486 during the six months ended March 31, 2023, compared to no cash used in financing activities during the six months ended March 31, 2022. For the six months ended March 31, 2023, the cash provided by financing activities was attributable to the Second Closing of 2022 Convertible Note Offering and shareholder advances, which was partially offset by payments made in connection with the financing of certain insurance premiums.

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

In the first quarter of 2021, the Company commenced commercial sales of our first product, AC5® Advanced Wound System. That revenue will not be sufficient to fund our business operations and we will need to obtain additional funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our potential new product candidates, seeking regulatory approval of any other product candidates we may choose to develop, commercializing any product candidates for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2018 SPA (see Note 7) and the 2022 SPA (see Note 12) restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail, and our stockholders could lose all of their investments.

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

Going Concern

We have commenced commercial sales of our first product, AC5® Advanced Wound System. From inception, we have had recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2023, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report do not include any adjustments that might be necessary should operations discontinue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (“COSO”). We believe, that as of September 30, 2022.there existed a material weakness in our internal control over financial reporting. The deficiencies in the design of internal control over financial reporting related to a lack of sufficient resources with an understanding of the technical guidance under generally accepted accounting principles related to accounting for complex financial instruments within the 2022 Notes and certain accounting practices relating to the recording of the insurance premium advanced by a third party. Accordingly, the Audit Committee in consultation with management has determined that these matters may be best addressed by: (i) reviewing accounting literature and other technical materials to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented; (ii) additional education on new and existing accounting pronouncements and their application and (iii) requiring senior accounting staff and outside consultants with technical accounting experience to review complex transactions to evaluate and approve the accounting treatment of such transactions. Accordingly, the Board has recommended to management and management has agreed that the Company’s accounting staff, including its Chief Financial Officer, undertake additional training on an accelerated basis and that such training, in view of the complexity of certain generally accepted accounting principles and other matters be ongoing and engage third party specialists on an as-needed basis to help supplement the Company’s internal resources. During the quarter ended March 31, 2023 the Company engaged in active discussions with outside consultants with technical accounting expertise to review complex transactions and to evaluate the accounting treatment of such transactions. The parties remain in discussion to undertake a formal engagement which it expects to execute prior to the completion of the quarter ending June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On July 8, 2022, we entered into a Securities Purchase Agreement, dated July 6, 2022 (“2022 SPA”), with certain institutional and accredited individual investors (collectively, the “Investors”) for the issuance and sale by us to the Investors of convertible promissory notes, warrants to purchase shares of common stock, and shares of common stock (the “2022 Convertible Note Offering”). The first closing of the 2022 Convertible Note Offering occurred on July 6, 2022. The Second Closing of the 2022 Convertible Note Offering occurred on January 18, 2023.

On May 15, 2023, we entered into Amendment No. 2 to the 2022 SPA (the “Amendment” and, together with the 2022 SPA, the “Amended 2022 SPA”), with an Investor in connection with the third closing of the 2022 Convertible Note Offering for the issuance and sale by us to such Investors of an aggregate of (i) Unsecured Convertible Promissory Notes (each a “Third Note” and collectively, the “Third Notes”) in the aggregate principal amount of $702,720, which includes an aggregate $214,720 original issue discount in respect of the Third Notes; (ii) warrants (the “Third Warrants”) to purchase an aggregate of 141,396 shares (the “Third Warrant Shares”) of common stock; and (iii) 10,608 shares of common stock (the “Third Inducement Shares”). The aggregate gross proceeds for the sale of the Third Notes, Third Warrants and Third Inducement Shares was approximately $488,000 before deducting the estimated fees and offering expenses payable by us. The third closing of the sales of these securities under the Amended SPA occurred on May 15, 2023 (the “Third Closing Date”).

Use of Proceeds

The net proceeds to us from the Third Closing of the 2022 Convertible Note Offering, after deducting our estimated fees and offering expenses and excluding the proceeds, if any, from the conversion of the Third Notes and the exercise of the Third Warrants, was approximately $488,000. We intend to use the net proceeds from the Third Closing of the 2022 Convertible Note Offering primarily for working capital and general corporate purposes, and we have not allocated specific amounts for any specific purposes.

Third Notes

The Third Notes become due and payable on January 6, 2024 (the “Maturity Date”) and may not be prepaid, in whole or in part, at any time except with the written consent of the lead investor, with such prepayment amounts subject to adjustment as a result of certain time-based prepayment premiums set forth in the Third Notes; provided, that, the written consent of the lead investor is not required in connection with a prepayment made from the proceeds of an Uplist Transaction (as defined below). The Third Notes bear interest on the unpaid principal balance at a rate equal to ten percent (10%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum accruing from the Third Closing Date until the Third Notes become due and payable at maturity or upon their conversion, acceleration or by prepayment, and may become due and payable upon the occurrence of an event of default under the Third Notes. Any amount of principal or interest on the Third Notes which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum or (ii) the maximum amount allowed by law from the due date thereof until payment in full (the “Default Interest”).

The Third Notes are convertible into an aggregate of 76,884 shares of common stock (such shares of common stock, the “Conversion Shares”) at the option of each holder of the Third Notes from the Third Closing Date at the Conversion Price (as defined below) through the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in the Third Note); provided, however, certain Third Notes include a provision preventing such conversion if, as a result, the holder, together with its affiliates and any other persons whose beneficial ownership of our common stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% of the outstanding shares of the common stock (the “Notes Ownership Limitation”) immediately after giving effect to the Conversion; and provided further, the holder, upon notice to us, may increase or decrease the Notes Ownership Limitation; provided that (i) the Notes Ownership Limitation may only be increased to a maximum of 9.99% of the outstanding shares of the common stock; and (ii) any increase in the Notes Ownership Limitation will not become effective until the 61st day after delivery of such waiver notice. The initial conversion price of the Third Notes (the “Conversion Price”) shall be equal to $9.14 and may be reduced or increased proportionately as a result of any stock dividends, recapitalizations, reorganizations, and similar transactions. If we fail to deliver the shares of common stock issuable upon a conversion by the Deadline (as defined in the Third Notes), then we are obligated to pay such Third Note holder $5,000 per day in cash for each day beyond the Deadline.

The Third Notes contain customary events of default, which include, among other things, (i) our failure to pay when due any principal or interest payment under the Third Notes; (ii) the insolvency of the Company; (iii) delisting of our common stock; (iv) our breach of any material covenant or other material term or condition under the Third Notes; and (v) our breach of any representations or warrants under the Third Notes which cannot be cured within five (5) days. Further, events of default under the Third Notes also include (i) the unavailability of Rule 144 on or after six (6) months after each Third Note’s issuance date; (ii) our failure to deliver the shares of common stock to the Third Note holder upon exercise by such holder of its conversion rights under the Third Note; (iii) our loss of the “bid” price for our common stock and/or a market and such loss is not cured during the specified cure periods; and (iv) our failure to complete an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American by June 15, 2023 (an “Uplist Transaction”).

Upon an event of default, the Third Notes shall become immediately due and payable and we shall pay to each Third Note holder an amount equal to 125% (the “Default Premium”) multiplied by the sum of the outstanding principal amount of the Third Notes plus any accrued and unpaid interest on the unpaid principal amount of the Third Notes to the date of payment, plus any Default Interest and any other amounts owed to the Holder under the Amended SPA (the “Default Amount”); provided that, upon any subsequent event of default not in connection with the first event of default, such holder shall be entitled to an additional five percent (5%) to the Default Premium for each subsequent event of default. At the election of each Third Note holder, the Default Amount may be paid in cash or shares of common stock equal to the Default Amount divided by the Conversion Price at the time of payment.

Third Warrants

The Third Warrants (i) have an exercise price of $9.94 per share; (ii) have a term of exercise equal to 5 years after their issuance date; (iii) are exercisable immediately after their issuance; and (iv) have a provision preventing the exercisability of such Third Warrant if, as a result of the exercise of the Third Warrant, the holder, together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the holder’s, would be deemed to beneficially own more than either 4.99% or 9.99% of the outstanding shares of common stock (the “Warrant Ownership Limitation”) immediately after giving effect to the exercise of the Third Warrant. The holder, upon notice to us, may increase or decrease the Warrant Ownership Limitation; provided that (i) the Warrant Ownership Limitation may only be increased to a maximum of 9.99% of the outstanding shares of common stock; and (ii) any increase in the Warrant Ownership Limitation will not become effective until the 61st day after delivery of such waiver notice. The number of shares of common stock into which each of the Third Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Third Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise).

Second Amended and Restated Registration Rights Agreement

On May 15, 2023, we entered into an amendment (the “Second A&R Registration Rights Agreement”) to that certain Amended and Restated Registration Rights Agreement, dated as of January 18, 2023, as amended on April 15, 2023, by and among us and certain institutional and accredited individual investors (as amended, the “A&R Registration Rights Agreement”). Under the Second A&R Registration Rights Agreement, the A&R Registration Rights Agreement was amended to obligate us to file with the SEC a registration statement covering the resale of the Securities issued in the Third Closing.

Note Modification Agreements

On May 15, 2023, we entered into an amendment (“Amendment No. 5 to the First Notes”) with the holders of our outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023 and April 15, 2023, issued in connection with a private placement financing completed on July 6, 2022 (the “First Closing”). On May 15, 2023, we also entered into an amendment (“Amendment No. 5 to the Second Notes” and, together with Amendment No. 5 to the First Notes, “Amendment No. 5 to the 2022 Notes”) with the holders of our outstanding Second Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023 and April 15, 2023, issued in connection with a private placement financing completed on January 18, 2023 (the “Second Closing”).

Under Amendment No. 5 to the 2022 Notes, the 2022 Notes and Second Notes were amended to extend the date of the completion of the Uplist Transaction from May 15, 2023 to June 15, 2023. As a result of the entry into Amendment No. 5 to the 2022 Notes, and pursuant to the terms of our outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from May 15, 2023 to June 15, 2023. In addition, as a result of Amendment No. 5 to the 2022 Notes, each of the First Note Amendment Termination Date set forth in the 2022 Notes, the Second Note Amendment Termination Date set forth in the Second Notes, and the Series Note Amendments Termination Date set forth Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from May 15, 2023 to June 15, 2023.

Certain Restrictions on Activities

The Amended SPA contains certain restrictions on our ability to conduct subsequent sales of its equity securities and certain business activities. In particular, commencing on the Third Closing Date and until (A) the payment of the Third Notes in full, or full conversion of the Third Notes, and (B) exercise of the Third Warrants in full, we will be prohibited from (i) changing the nature of business, (ii) selling, divesting, acquiring, or changing the structure of any material assets other than in the ordinary course of business; or (iii) negotiating or entering into any variable rate debt transactions that does not contain a floor price that is more than 50% of the closing price of the common stock on the trading day immediately prior to the Third Closing Date; in each instance without each Third Warrant holder’s prior written consent, which shall not be unreasonably withheld.

The issuance and sale of the Third Notes, Conversion Shares, Third Warrants, Warrant Shares, and Inducement Shares (collectively, the “Securities”) has not been, and upon issuance was not, registered under the Securities Act, and the Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Securities will be issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated under the Securities Act based on the following facts: each of the applicable Investors has represented that it is an accredited investor as defined in Rule 501 promulgated under the Securities Act; that it is acquiring the Securities for its own account and not with a view towards, or for resale in connection with, the public sale or distribution thereof in violation of applicable securities; we used no advertising or general solicitation in connection with the issuance and sale of the Securities to the applicable Investors; and the Securities will be issued as restricted securities.

Receipt of Additional Shareholder Advance

On May 18, 2023, the Company received an additional advance from a third party of $350,000, which is expected to be rolled into an anticipated near-term capital raise not related to the prior 2022 Convertible Note Offering.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Form of Amendment No.2 to Securities Purchase Agreement*	X
10.2	Form of Third Note	X
10.3	Form of Third Warrant	X
10.4	Form of Second A&R Registration Rights Agreement	X
10.5	Form of Amendment No. 5 to the First Notes	X
10.6	Form of Amendment No. 5 to the Second Notes	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Michael S. Abrams, Chief Financial Officer and Treasurer	X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Pursuant to Item 601(b)(10) of Regulation S-K, certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed. Further, the schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: May 22, 2023	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ MICHAEL S. ABRAMS
Michael S. Abrams
Chief Financial Officer
(Principal Financial and Accounting Officer)