Form 10-Q
period 2023-06-30
Arch Therapeutics, Inc.
filed 2023-08-11
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, 3,094,370 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

Arch Therapeutics, Inc. and Subsidiary
Consolidated Balance Sheets
As of June 30, 2023 (Unaudited) and September 30, 2022

	June 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash	$86,542	$746,940
Inventory	1,382,938	1,414,848
Prepaid expenses and other current assets	90,538	436,407
Total current assets	1,560,018	2,598,195

Long-term assets:
Property and equipment, net	728	2,044
Other assets	3,500	3,500
Total long-term assets	4,228	5,544

Total assets	$1,564,246	$2,603,739

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,471,162	$1,328,000
Shareholder advances	50,000	-
Shareholder and Third-Party Advances related to Bridge Financing	690,015	-
Accrued expenses and other liabilities	200,522	318,505
Insurance premium financing	-	247,933
Current Portion of Series 2 convertible note	550,000	550,000
Current Portion of Series 1 convertible note	450,000	-
Current Portion of Unsecured convertible notes	1,401,618	-
Current Portion of 2022 Notes	2,945,448	-
Current Portion of Accrued Interest	820,509	127,781
Current portion of derivative liability	-	748,275
Total current liabilities	9,579,274	3,320,494

Long-term liabilities:
Unsecured convertible notes	-	699,781
Series 2 convertible notes	-	450,000
2022 Notes	-	1,662,492
Accrued interest	-	204,575
Derivative liability	-	459,200
Total long-term liabilities	-	3,476,048

Total liabilities	9,579,274	6,796,542

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 12,000,000 and 4,000,000 shares authorized as of June 30, 2023 and September 30, 2022, 1,285,213 and 1,252,734 shares issued as of June 30, 2023 and September 30, 2022 and 1,285,213 and 1,249,432 shares outstanding as of June 30, 2023 and September 30, 2022, each respectively	1,285	1,252
Additional paid-in capital	51,582,100	50,878,718
Accumulated deficit	(59,598,413)	(55,072,773)
Total stockholders’ deficit	(8,015,028)	(4,192,803)

Total liabilities and stockholders’ deficit	$1,564,246	$2,603,739

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022

Revenue	$13,293	$6,261	$36,207	$14,086

Operating expenses:
Cost of revenues	18,529	17,140	54,882	51,363
Selling, general and administrative expenses	870,053	836,215	3,225,753	3,308,227
Research and development expenses	139,048	159,846	471,135	922,120
Total costs and expenses	1,027,630	1,013,201	3,751,770	4,281,710

Loss from operations	(1,014,337)	(1,006,940)	(3,715,563)	(4,267,624)

Other income (expense):
Interest expense	(808,770)	(39,890)	(1,968,274)	(119,671)
Gain on extinguishment of derivative liabilities	-	-	1,158,197	-
Expiration of derivative liability/Series F warrant	-	-	-	1,000,000
Total other income (expense)	(808,770)	(39,890)	(810,077)	880,329

Net loss	$(1,823,107)	$(1,046,830)	$(4,525,640)	$(3,387,295)

Loss per share - basic and diluted
Net loss per common share - basic and diluted	$(1.42)	$(0.88)	$(3.58)	$(2.86)
Weighted common shares - basic and diluted	1,279,967	1,184,738	1,265,340	1,184,266

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)
For the Three and Nine Months Ended June 30, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2023	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2023	1,274,605	$1,275	$51,387,943	$(57,775,306)	(6,386,088)

Net loss	-	-	-	(1,823,107)	(1,823,107)
Stock-based compensation expense	-	-	41,259	-	41,259
Issuance of common stock and warrants, net of financing costs	10,608	10	152,898	-	152,908
Exchange of warrants into common stock	-	-	-	-	-
Balance at June 30, 2023	1,285,213	$1,285	$51,582,100	$(59,598,413)	$(8,015,028)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended June 30, 2023	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2022	1,252,734	$1,252	$50,878,718	$(55,072,773)	(4,192,803)

Net loss	-	-	-	(4,525,640)	(4,525,640)
Vesting of restricted stock	250	-	-	-	-
Stock-based compensation expense	-	-	213,809	-	213,809
Issuance of common stock and warrants, net of financing costs	20,210	20	440,308	-	440,328
Exchange of warrants into common stock	12,019	13	49,265	-	49,278
Balance at June 30, 2023	1,285,213	$1,285	$51,582,100	$(59,598,413)	$(8,015,028)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Three Months Ended June 30, 2022	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at March 31, 2022	1,184,599	$1,185	$49,076,775	$(52,137,384)	$(3,059,424)

Net loss	-	-	-	(1,046,830)	(1,046,830)
Vesting of restricted stock	375	-	-	-	-
Stock-based compensation expense	-	-	90,755	-	90,755
Balance at June 30, 2022	1,184,974	$1,185	$49,167,530	$(53,184,214)	$(4,015,499)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
Nine Months Ended June 30, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2021	1,183,599	$1,184	$48,770,061	$(49,796,919)	$(1,025,674)

Net loss	-	-	-	(3,387,295)	(3,387,295)
Vesting of restricted stock	1,375	1	(1)	-	-
Stock-based compensation expense	-	-	397,470	-	397,470
Balance at June 30, 2022	1,184,974	$1,185	$49,167,530	$(53,184,214)	$(4,015,499)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2023 and 2022

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Cash flows from operating activities:
Net loss	$(4,525,640)	$(3,387,295)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,316	2,397
Stock-based compensation	213,809	397,470
Decrease to fair value of derivative	-	(1,000,000)
Gain on extinguishment of derivative liabilities	(1,158,197)	-
Accretion of discount and debt issuance costs on 2022 Notes and Unsecured convertible notes	1,480,121	-
Inventory obsolescence charge	-	248,073
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	31,910	(582,572)
Prepaid expenses and other current assets	345,869	223,854
Increase (decrease) in:
Accounts payable	1,143,162	1,288,130
Accrued interest	488,153	119,671
Accrued expenses and other current liabilities	(167,983)	(96,370)
Net cash used in operating activities	(2,147,480)	(2,786,642)

Cash flows from financing activities:
Repayment of insurance premium financing	(247,933)	-
Proceeds from shareholder advances	1,228,015	575,000
Proceeds from Unsecured convertible notes	507,000	-
Net cash provided by financing activities	1,487,082	575,000

Net decrease in cash	(660,398)	(2,211,642)

Cash, beginning of year	746,940	2,266,639

Cash, end of period	$86,542	$54,997

Non-cash financing activities:
Exchange of Series G and Series H warrants for common stock	$49,278	$-
Issuance of restricted stock	$3,019	$29,831
Fair value of warrants issued - second close	$256,439	$-
Fair value of inducement shares issued - second close	$25,840	$-
Fair value of placement agent warrants - second close	$28,093	$-
Fair value of warrants issued - third close	$137,252	$-
Fair value of inducement shares issued - third close	$15,656	$-
Conversion of shareholder advance into unsecured convertible note	$488,000	$-

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

For a complete summary of the Company’s significant accounting policies, please refer to Note 2 included in Item 8 of the Company’s Annual Report. There have been no material changes to the Company’s significant accounting policies during the nine months ended June 30, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and September 30, 2022.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value. For the nine months ended June 30, 2023 and 2022 there has not been any impairment of long-lived assets.

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

The Company’s source of revenue is product sales. Contracts with customers contain a single performance obligation and the Company recognizes revenue from product sales when the Company has satisfied our performance obligation by transferring control of the product to the customers. Control of the product transfers to the customer upon shipment from the Company’s third-party warehouse. In circumstances where the transaction price is not able to be determined at the time of shipment, the Company does not recognize revenue or any receivable amount until such time that the final transaction price is established.

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

At June 30, 2023 and September 30, 2022, the carrying amounts of cash, accounts payables and accrued expense and other liabilities approximate fair value because of their short-term nature. The carrying amounts for the Series Convertible Notes (See Note 12), 2022 Notes (see Note 11), and Second Notes (see Note 11), and Third Notes (see Note 11) approximate fair value because borrowing rates and terms are similar to comparable market participants.

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument, in accordance with FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate. During the nine months ended June 30, 2023, $1,158,197 was recorded to gain on extinguishment of derivative liability for the exchange of the Series G warrants and Series H warrants and $49,278 was recorded as part of shareholder's deficit.

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

Financial Statement Reclassification

Certain balances in the prior year consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current period consolidated financial statements. During the nine-month period ended June 30, 2023, the Company reclassified the carrying amount of Exchanged Notes of $699,781 (see Note 12) that were previously included in the 2022 Notes payable to Unsecured convertible notes.

Subsequent Events

The Company evaluated all events or transactions through August 11, 2023, the date which these consolidated financial statements were issued. See note 15 for matters deemed to be subsequent events.

Going Concern Basis of Accounting

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of June 30, 2023, has suffered significant net losses and negative cash flows from operations, only recently commenced generating limited operating revenues, and has limited working capital. The continuation of the Company’s business as a going concern is dependent upon raising additional capital, the ability to successfully market and sell its product and eventually attaining and maintaining profitable operations. In particular, as of June 30, 2023, the Company will be required to raise additional capital, obtain alternative means of financial support, or both, in order to continue to fund operations, and therefore there is substantial doubt about the Company’s ability to continue as a going concern. The Company expects to incur substantial expenses into the foreseeable future for the research, development and commercialization of its current and potential products. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Finally, some of our product candidates or the materials contained therein (such as the Active Pharmaceutical Ingredients for our AC5® product line), are manufactured from facilities in areas impacted by the outbreak of the COVID-19, which could result in shortages due to ongoing efforts to address the outbreak. Historically, the Company has principally funded operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of common stock and warrants. Provisions in the Securities Purchase Agreements that the Company entered into on July 6, 2022 (“2022 SPA”), and July 7, 2023 (the “2023 SPA”)  restrict the Company’s ability to effect or enter into an agreement to effect any issuance by the Company or its subsidiary of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) with respect to (i) any variable rate debt transactions (as defined in the 2022 SPA), for a period of six months after the date of the 2022 SPA, involving any transaction where the conversion or exercise of the security issued by the Company varies based on the market price of the Common Stock that does not contain a floor price that is more than 50% of the closing price of the Common Stock on the trading day immediately prior to the date of the 2022 SPA, and (ii) any Variable Rate Transaction (as defined in the 2023 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until twelve (12) months after the closing date of the 2023 SPA. Furthermore, initially, under the 2022 SPA, we were required to complete an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American by February 15, 2023. This deadline has been subsequently extended on numerous occasions. Most recently, on July 31, 2023, the Company secured waivers from  the required holders of the 2022 Notes, Second Notes and Third Notes to extend the deadline to complete an Uplisting Transaction to August 31, 2023. See Note 11 for more information regarding the 2022 Convertible Note Offering including the terms of the 2022 Warrants and 2022 Placement Agent Warrants, as well as for more information regarding the Amendment No. 1 to the 2022 SPA, and Amendment No. 2 to the 2022 SPA.

The 2023 SPA contains certain restrictions on our ability to conduct subsequent sales of any future securities (See Note 15). The continued spread of COVID-19 and uncertain market conditions may also limit the Company’s ability to access capital. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned activities. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

3. PROPERTY AND EQUIPMENT

At June 30, 2023 and September 30, 2022, property and equipment consisted of:

	Estimated
	Useful Life (in years)	June 30, 2023	September 30, 2022

Furniture and fixtures	5	$9,357	$9,357
Leasehold improvements	Life of Lease	8,983	8,983
Computer equipment	3	14,416	14,416
Lab equipment	5	1,000	1,000
		33,756	33,756
Less – accumulated depreciation		33,028	31,712
Property and equipment, net		$728	$2,044

For the three months ended June 30, 2023 and 2022, depreciation expense recorded was $273 and $799, respectively. For the nine months ended June 30, 2023 and 2022, depreciation expense recorded was $1,316 and $2,397, respectively.

4. INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
	2023	2022
Finished Goods	$56,828	$9,063
Goods-in-process	1,326,110	1,405,785
Total	$1,382,938	$1,414,848

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

5. INSURANCE PREMIUM FINANCING

In July 2022, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed was approximately $354,000 and incurred interest at a rate of 2.99%. The Company made monthly payments of approximately $35,000 through April 2023. The outstanding balance as of June 30, 2023 and September 30, 2022 was approximately $0 and $248,000, respectively. As of June 30, 2023, the Company had not entered into a new finance agreement with First Insurance Funding, or any other similar provider.

6. STOCK-BASED COMPENSATION

2013 Stock Incentive Plan

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, as of September 30, 2022, a maximum number of 170,571 shares of the Company’s authorized and available common stock could be issued in the form of options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. The 2013 Plan provides that on the first business day of each fiscal year commencing with fiscal year 2014, the number of shares of our common stock reserved for issuance under the 2013 Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (A) 15,000 Shares, (B) four (4) percent of the number of shares outstanding on the last day of the immediately preceding fiscal year of the Company, or (C) such lesser number of shares as determined by the Company’s Board of Directors (the “Board”). The exercise price of each option shall be the fair value as determined in good faith by the Board at the time each option is granted. On October 1, 2022, the aggregate number of authorized shares under the Plan was further increased by 15,000 shares to a total of 185,571 shares. On June 18, 2023, the 2013 Stock Incentive Plan expired.

The exercise price of each option is equal to the closing price of a share of the Company’s Common Stock on the date of grant.

Share-Based Awards

During the nine months ended June 30, 2023, the Company awarded 20,875 options to employees and directors and 3,625 options to consultants to purchase shares of Common Stock under the 2013 Plan.

Share-based compensation expense for awards granted during the nine months ended June 30, 2023 was based on the grant date fair value estimated using the Black-Scholes Model.

Common Stock Options

Stock compensation activity under the 2013 Plan for the nine months ended June 30, 2023 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2022	98,626	$52.00	1.36	$16,900
Awarded	24,500	$8.00
Forfeited/Cancelled	(19,101)	$70.00
Outstanding at June 30, 2023	104,025	$39.00	5.72	—
Vested at June 30, 2023	79,409	$48.00	4.85	—
Vested and expected to vest at June 30, 2023	104,325	$39.00	5.72	—

On June 18, 2023, the 2013 Stock Incentive Plan expired. Therefore no shares are available for future grants under the 2013 Plan as of June 30, 2023.

Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 resulting from options awarded to the Company’s employees, directors and consultants was approximately $41,000 and $81,000, respectively. Of this amount, during the three months ended June 30, 2023 and 2022, $7,000 and $29,000, respectively, were recorded as research and development expense, and $34,000 and $52,000, respectively were recorded as general and administrative expense in the Company’s Consolidated Statements of Operations. Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the nine months ended June 30, 2023 and 2022 resulting from options awarded to the Company’s employees, directors and consultants was approximately $211,000 and $367,000, respectively. Of this amount, during the nine months ended June 30, 2023 and 2022, $55,000 and $123,000, respectively, were recorded as research and development expense, and $156,000 and $245,000, respectively were recorded as general and administrative expense in the Company’s Consolidated Statements of Operations.

During the nine months ended June 30, 2023 and 2022, no options awarded were exercised.

As of June 30, 2023, there is approximately $200,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 2.11 years.

Restricted Stock

Restricted stock activity under the 2013 Plan for the three months ended June 30, 2023 and 2022, in shares, follows:

	Three months Ended
	June 30, 2023	June 30, 2022
Non Vested at March 31, 2023 and 2022	—	1,250
Vested	—	(375)
Non Vested at June 30, 2023 and 2022	—	875

The weighted grant date fair value average of the restricted stock for the three months ended June 30, 2023 and 2022 follows:

	Three months Ended
	June 30, 2023	June 30, 2022
Non Vested at March 31, 2023 and 2022	$—	$20.00
Vested	—	(20.00)
Non Vested at June 30, 2023 and 2022	$—	$20.00

Restricted stock activity under the 2013 Plan for the nine months ended June 30, 2023 and 2022, in shares, follows:

	Nine months Ended
	June 30, 2023	June 30, 2022
Non Vested at September 30, 2022 and 2021	250	2,250
Vested	(250)	(1,375)
Non Vested at June 30, 2023 and 2022	—	875

The weighted grant date fair value average of the restricted stock for the nine months ended June 30, 2023 and 2022 follows:

	Nine months Ended
	June 30, 2023	June 30, 2022
Non Vested at September 30, 2022 and 2021	$18.00	$20.00
Vested	(18.00)	(20.00)
Non Vested at June 30, 2023 and 2022	$—	$20.00

For the three months ended June 30, 2023 and 2022, compensation expense recorded for the restricted stock awards was approximately $0 and $10,000, respectively. For the nine months ended June 30, 2023 and 2022, compensation expense recorded for the restricted stock awards was approximately $3,000 and $30,000, respectively.

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

8. Derivative Liabilities

The Company accounted for the Series F Warrants, Series G Warrants and the Series H Warrants in accordance with ASC 815-10. Since the Company was required to purchase its Series F Warrants, Series G Warrants and Series H Warrants for an amount of cash equal to $36.00, $22.00 and $10.66, respectively, for each share of Common Stock (the "Minimum Value") they are recorded as liabilities at the greater of the Minimum Value or fair value. They are marked to market each reporting period through the Consolidated Statement of Operations.

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

During the three and nine months ended June 30, 2023, $0 and $1,158,197, respectively was recorded to gain on extinguishment of derivative liability for the exchange of the Series G warrants and Series H warrants and $49,278 was recorded as part of shareholder’s deficit. During the three and nine months ended June 30, 2022, $0 and $1,000,000, respectively was recorded to decrease the fair value of derivative liability related to the expired Series F warrants.

Fair Value Measurements Using Significant Unobservable Inputs – Nine Months Ended June 30, 2023
(Level 3)	Series G	Series H

Beginning balance at September 30, 2022	$748,275	$459,200
Exchange of warrants into common stock	(13,948)	(35,330)
Extinguishment of derivative liabilities	(734,327)	(423,870)
Ending balance at June 30, 2023	$—	$—

Fair Value Measurements Using Significant Unobservable Inputs - Nine Months Ended June 30, 2022
(Level 3)	Series F	Series G	Series H

Beginning balance at September 30, 2021	$1,000,000	$748,275	$459,200
Issuances	—	—	—
Adjustments to estimated fair value	—	—	—
Expiration of derivative liability	(1,000,000)	—	—
Ending balance at June 30, 2022	$—	$748,275	$459,200

As of March 10, 2023 and September 30, 2022, the derivative liabilities were valued at the greater of their minimum value or by using the Black Scholes Model with the following assumptions.

As of March 10, 2023, the derivative liabilities are recorded at their minimum value.

	Series G	Series H
Closing price per share of Common Stock	$4.10	$4.10
Exercise price per share	$140.00	$80.00
Expected volatility	179.41%	141.03%
Risk-free interest rate	4.91%	4.75%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	0.24	1.31

As of September 30, 2022, the derivative liabilities are recorded at their minimum value.

	Series G	Series H
Closing price per share of Common Stock	$3.84	$3.84
Exercise price per share	$140.00	$80.00
Expected volatility	132.97%	122.50%
Risk-free interest rate	4.05%	4.14%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	0.69	1.57

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

During the three and nine months ended June 30, 2023 and 2022, no Series I Warrants or Placement Agent Warrants were exercised. As of June 30, 2023, up to 71,429 and 5,358 shares may be acquired upon the exercise of the Series I Warrants and Placement Agent Warrants, respectively.

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

During the three and nine months ended June 30, 2023, no Series K Warrants or Placement Agent 2 Warrants were exercised. As of June 30, 2023, up to 161,719 and 16,172 shares may be acquired upon the exercise of the Series K Warrants and Placement Agent Warrants, respectively.

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

11. 2022 CONVERTIBLE NOTE OFFERING, SECOND NOTES OFFERING, AND THIRD NOTES OFFERING

On July 7, 2022, the Company announced that it had entered into a Securities Purchase Agreement (the “2022 SPA”) with certain institutional and accredited individual investors (collectively, the “2022 Investors”) providing for the issuance and sale by the Company to the 2022 Investors of (i) Senior Secured Convertible Promissory Notes (each a “2022 Note” and collectively, the “2022 Notes”) in the aggregate principal amount of $4.23 million, which includes an aggregate $0.705 million original issue discount in respect of the 2022 Notes; (ii) warrants (the “2022 Warrants”), to purchase an aggregate of 425,555 shares (the “2022 Warrant Shares”) of Common Stock; and (iii) 63,834 shares of Common Stock (the “2022 Inducement Shares”) equal to 15% of the principal amount of the 2022 Notes divided by the closing price of the Common Stock immediately prior to the Closing Date (as defined below). The 2022 Notes, 2022 Warrants and 2022 Inducement Shares were issued as part of a convertible note offering authorized by the Company’s board of directors (the “2022 Convertible Note Offering”). The aggregate gross proceeds for the sale of the 2022 Notes, 2022 Warrants and 2022 Inducement Shares was approximately $3.5 million, before deducting debt issuance costs of $775,000 consisting of fair value of the placement agent’s warrants of approximately $220,000 and other estimated fees and offering expenses payable by the Company of approximately $555,000. The closing of the sales of these securities under the 2022 SPA occurred on July 6, 2022 (the “2022 Closing Date”).

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

On May 15, 2023, the Company entered into Amendment No. 2 to the 2022 SPA related to the 2022 Convertible Note Offering (the “Second Amendment” and, together with the Amendment and the 2022 SPA, the “Second Amended 2022 SPA”), with an Investor in connection with the third closing of the 2022 Convertible Note Offering for the issuance and sale by the Company to an Investor of an aggregate of (i) Unsecured Convertible Promissory Notes (each a “Third Note” and collectively, the “Third Notes”) in the aggregate principal amount of $702,720, which includes an aggregate $214,720 original issue discount in respect of the Third Notes; (ii) warrants (the “Third Warrants”) to purchase an aggregate of 141,396 shares (the “Third Warrant Shares”) of Common Stock; and (iii) 10,608 shares of Common Stock (the “Third Inducement Shares”). The aggregate gross proceeds for the sale of the Third Notes, Third Warrants and Third Inducement Shares was approximately $488,000, before deducting any estimated fees and offering expenses payable by the Company. The Company did not engage a placement agent in connection with the issuance of the Third Notes, Third Warrants, and Third Inducement Shares. The third closing of the sales of these securities under the Amended SPA occurred on May 15, 2023 (the “Third Closing Date”).The 2022 Notes, the Second Notes and the Third Notes bear interest on the unpaid principal balance at a rate equal to ten percent (10%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum accruing from the Closing Date until the 2022 Notes, Second Notes and Third Notes become due and payable at maturity or upon their conversion, acceleration or by prepayment, and may become due and payable upon the occurrence of an event of default under the 2022 Notes, Second Notes and Third Notes. Any amount of principal or interest on the 2022 Notes, the Second Notes and Third Notes which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum or (ii) the maximum amount allowed by law from the due date thereof until payment in full.

The 2022 Notes, the Second Notes and the Third Notes are convertible into shares of Common Stock at the option of each holder of the 2022 Notes, the Second Notes, and the Third Notes from the date of issuance at $9.14 (the “Conversion Price”) through the later of (i) January 6, 2024 (the “Maturity Date”) or (ii) the date of payment of the Default Amount (as defined in the 2022 Notes); provided, however, certain 2022 Notes, Second Notes and Third Notes include a provision preventing such conversion if, as a result, the holder, together with its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% or 9.99% of the Common Stock (as applicable, the “Ownership Limitation”) immediately after giving effect to the Conversion; and provided further, the holder, upon notice to us, may increase or decrease the Ownership Limitation; (i) the Ownership Limitation may only be increased to a maximum of 9.99% of the Common Stock; and (ii) any increase in the Ownership Limitation will not become effective until the 61st day after delivery of such waiver notice. The Conversion Price is subject to adjustment as set forth in the 2022 Notes, Second Notes, and Third Notes.

The 2022 Notes, Second Notes and Third Notes contain customary events of default, which include, among other things, (i) the Company’s failure to pay when due any principal or interest payment under the 2022 Notes, Second Notes, and Third Notes; (ii) our insolvency; (iii) delisting of the Company’s Common Stock; (iv) the Company’s breach of any material covenant or other material term or condition under the 2022 Notes, Second Notes and/or Third Notes; and (v) the Company’s breach of any representations or warranties under the 2022 Notes, Second Notes and Third Notes which cannot be cured within five (5) days. Further, events of default under the 2022 Notes, Second Notes and Third Notes also include (i) the unavailability of Rule 144 on or after January 6, 2023; (ii) our failure to deliver the shares of Common Stock to the 2022 Notes, Second Notes, and/or Third Notes holder upon exercise by such holder of its conversion rights under the 2022 Notes, Second Notes, and/or Third Notes; (iii) our loss of the “bid” price for its Common Stock and/or a market and such loss is not cured during the specified cure periods; and (iv) our failure to complete an uplisting of our Common Stock to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American by August 31, 2023 (as amended) (an “Uplist Transaction”).

The 2022 Warrants, Second Warrants and Third Warrants (i) have an exercise price of $9.94 per share; (ii) have a term of exercise equal to 5 years after their issuance date; (iii) became exercisable immediately after their issuance; and (iv) have a provision preventing the exercisability of such 2022 Warrants, the Second Warrants and the Third Warrants if, as a result of the exercise of the 2022 Warrants, Second Warrants, and/or Third Warrants , the holder, together with its affiliates and any other persons whose beneficial ownership of our Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than the Ownership Limitation. The holder, upon notice to us, may increase or decrease the Ownership Limitation; provided that (i) the Ownership Limitation may only be increased to a maximum of 9.99% of our Common Stock; and (ii) any increase in the Ownership Limitation will not become effective until the 61st day after delivery of such waiver notice. The number of shares of Common Stock into which each of the 2022 Warrants, Second Warrants, and Third Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the 2022 Warrants, Second Warrants, and Third Warrants, including standard antidilution provisions, and adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise). In the event of a Fundamental Transaction (as defined in the 2022 Warrants, Second Warrants, and Third Warrants) holders of the 2022 Warrants, Second Warrants, and Third Warrants would be entitled to receive alternate consideration in connection with such Fundamental Transaction, but only to the extent that holders of our Common Stock were entitled to receive the same. Moreover, as long as the 2022 Notes, Second Notes, and Third Notes, and 2022 Warrants, Second Warrants, and Third Warrants remaining outstanding, upon the issuance of any security in connection with any potential future financing activity on terms more favorable than the existing terms, the Company has an obligation to notify the holders of the 2022 Notes, Second Notes, and Third Notes, and the 2022 Warrants, Second Warrants, and Third Warrants of such more favorable terms, and to use best efforts to effect such terms in the 2022 Notes, Second Notes, and Third Notes, and the 2022 Warrants, Second Warrants, and Third Warrants. Finally, because of the Company’s net loss position, the shares underlying the 2022 Notes, Second Notes, and Third Notes on an as converted basis are excluded from the calculation of basic and fully diluted earnings per share. Similarly, because of the Company’s net loss position, there was no impact on the calculation of basic and fully diluted earnings per share related to the classification of the 2022 Warrants, Second Warrants, and Third Warrants as participating securities.

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

The Company’s agreement with the 2022 Placement Agent was still effective at the time of the private placement of $0.5 million of the Second Notes to certain institutional investors. Per the terms of a termination agreement dated February 21, 2023 by and between the Company and the 2022 Placement Agent (the “Placement Agent Termination Agreement”), the Company owes the 2022 Placement Agent 10% of the gross proceeds received from certain institutional investors, or $50,000, and, such amount was deferred until the Company completes an additional financing with gross proceeds of at least $1 million. In addition, per the Placement Agent Termination Agreement, we agreed to issue 2022 Placement Agent Warrants to purchase an aggregate of 6,565 shares of Common Stock.

In addition, as a part of the 2022 Convertible Note Offering, certain holders of the Company’s 10% Series 2 Convertible Notes agreed to exchange their Series 2 Notes for promissory notes of the Company on substantially similar terms to those of the 2022 Notes (the “Exchanged Notes”). The Exchanged Notes are convertible into 76,563 shares of Common Stock at a conversion price of $9.14. The holders of the Exchanged Notes did not receive warrants or inducement shares. In connection with the issuance of the Exchanged Notes, the holders of the Series 2 Notes that participated in the exchange, entered into a subordination agreement on July 6, 2022 (the “Closing Date”) to subordinate their rights in respect of the Exchanged Notes to the rights of the Investors in respect of the 2022 Notes. As of July 7, 2022, approximately $600,000 of the Series 2 Notes and accrued interest of approximately $100,000 were included in the exchange.

Further, in connection with the 2022 Convertible Note Offering, we initially were required to complete an Uplist Transaction by February 15, 2023 under the terms of the 2022 Notes. If we are unable to complete or secure an extension to the Uplist Transaction deadline, then the 2022 Notes, Second Notes, and Third Notes will become immediately due and payable and we will be obligated to pay to each holder of the 2022 Notes, Second Notes, and Third Notes an amount equal to 125%, multiplied by the sum of the outstanding principal amount of the 2022 Notes, Second Notes, and Third Notes plus any accrued and unpaid interest on the unpaid principal amount of the 2022 Notes, Second Notes, and Third Notes to the date of payment, plus any default interest and any other amounts owed to the holder, payable in cash or shares of Common Stock. The Company has secured waivers from all required holders of the 2022 Notes, Second Notes, and Third Notes to extend the deadline to complete an uplist from (i) February 15, 2023 to March 15, 2023, (ii) March 15, 2023 to April 15, 2023, (iii) April 15, 2023 to May 15, 2023, (iv) May 15, 2023 to June 15, 2023, (v) June 15, 2023 to July 1, 2023, (vi) July 1, 2023 to July 31, 2023 and (vii) July 31, 2023 to August 31, 2023. No consideration was paid by the Company in connection with any of the Uplist Transaction deadline extensions.

On March 10, 2023, the Company entered into an amendment (“Amendment No. 2 to the First Notes”) with the required holders of the Company’s outstanding 2022 Notes issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On March 10, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Second Notes” and, together with Amendment No. 2 to the First Notes, “Amendment No. 2 to the 2022 Notes”) with each of the required holders of Company’s outstanding Second Notes issued in connection with a private placement financing the Company completed on January 18, 2023.

Under Amendment No. 2 to the 2022 Notes, the following amendments to the 2022 Notes, and Second Notes will be effective at the moment in time immediately preceding the consummation of the offering in connection with the uplist of the Common Stock to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”). If a holder of the 2022 Notes and/or the Second Notes elects to participate in the Uplist Transaction (each, a “Participating Holder”) for an amount equal to no less than 50% of the Participating Holder’s original investment amount in the 2022 Convertible Note Offering, such holder will be entitled to repayment of the principal amount of their 2022 Notes and/or Second Notes upon closing of the Uplist Transaction. In addition, the Company will issue to each Participating Holder a new convertible promissory note equal to the product of 2.4 and the sum of any prepayment premiums and total interest payable on such Participating Holder’s 2022 Notes and/or Second Notes (the “2023 Notes”). The 2023 Notes will have a maturity date of July 6, 2024 and will be on substantially the same terms as the Second Notes. For non-Participating Holders (each, a “Non-Participating Holder”), the maturity date of the 2022 Notes and/or Second Notes held by such Non-Participating Holder will be extended to July 6, 2024. Further, each Non-Participating Holder will waive their right to demand repayment of any portion of the outstanding balance of such holder’s 2022 Notes and Second Notes upon an Uplist Transaction. Notwithstanding the foregoing, if the registration statement filed in connection with the Uplist Transaction is not declared effective by 11:59 P.M. (EST) on June 15, 2023 (the “Amendment No. 2 Termination Date”), Amendment No. 2 to the 2022 Notes will automatically terminate and shall be of no further force or effect without any further action by the Company or the Requisite Holders, provided, that the Amendment No. 2 Termination Date may be extended by the written approval of the Company and required holders of the 2022 Notes, Second Notes and Third Notes which purchased at least 50% plus $1.00 of the 2022 Notes, Second Notes, and Third Notes based on the initial principal amounts thereunder (the “Requisite Holders”). Amendment No. 2 to the 2022 Notes was superseded by Amendment No. 8 to the 2022 Notes, Amendment No. 8 to the Second Notes and Amendment No. 3 to the Third Notes, and therefore, it is of no further force or effect.

During the three months ended June 30, 2023, the Company recorded interest expense on the 2022 Notes, the Second Notes, and the Third Notes of approximately $784,000 consisting of accrued interest of approximately $150,000 and accretion of original issue debt discount and issuance costs of approximately $634,000. During the nine months ended June 30, 2023, the Company recorded interest expense on the 2022 Notes, the Second Notes, and the Third Notes of approximately $1,893,000 consisting of accrued interest of approximately $413,000 and accretion of original issue debt discount and issuance costs of approximately $1,480,000.

Allocation of Proceeds

The Company accounted for the 2022 Notes, Second Notes, and Third Notes, and the 2022 Warrants, the Second Warrants, and the Third Warrants, and the 2022 Inducement Shares, Second Inducement Shares and the Third Inducement Shares in accordance with ASC 470-20-25-2 “Debt” which states that the allocation of the proceeds from the financing shall be based on the relative fair values of the securities issued at the time of the issuance. The 2022 Inducement Shares, the Second Inducement Shares, and the Third Inducement Shares and the 2022 Warrants, the Second Warrants, and the Third Warrants which are indexed to the Company’s stock, are classified within stockholders’ deficit in the accompanying consolidated financial statements. The allocated value of the 2022 Inducement Shares and the 2022 Warrants are $314,523 and $1,470,133, respectively. The allocated value of the Second Inducement Shares and the Second Warrants are $25,840 and $256,439, respectively. The allocated value of the Third Inducement Shares and the Third Warrants are $18,394 and $164,136, respectively. The allocated value of the 2022 Notes of $1,740,344 are allocated as short-term liabilities in the accompanying consolidated financial statements. The allocated value of the Second Notes of $247,721 are allocated as short-term liabilities in the accompanying consolidated financial statements. The allocated value of the Third Notes of $305,470 is allocated as short-term liabilities in the accompanying consolidated financial statements The fair value of the 2022 Placement Agent Warrants and the Second Placement Agent Warrants of $219,894 and $28,093, respectively, are being accounted for as debt issuance costs and are classified within stockholders’ deficit in the accompanying consolidated financial statements. As of June 30, 2023 and September 30, 2022, the net carrying amount of the 2022 Notes was $2,945,448 and $1,662,492, respectively, with unamortized debt discount and issuance costs of $1,284,552 and $2,567,508, respectively. Effective September 30, 2022, the Company reclassified the carrying amount of the Exchanged Notes of $699,781 (see Note 12) that were previously included in 2022 Notes payable to Unsecured convertible notes. After the reclassification, the Unsecured convertible notes included both the Second Notes and the Exchanged Notes. As of June 30, 2023, the net carrying amount of the Second Notes was $345,845 with unamortized debt discount and issuance costs of $290,155, all of which is included in Unsecured convertible notes. In addition, as of June 30, 2023, the net carrying amount of the Third Notes was $355,992 with unamortized debt discount and issuance costs of $346,728, all of which is included in Unsecured convertible notes.

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

The Second Warrants and the Second Placement Agent Warrants were valued as of January 18, 2023 using the Black Scholes Model with the following assumptions:

	Second Warrants	Second Placement Agent Warrants
Closing price per share of Common Stock	$5.76	$5.76
Exercise price per share	$9.94	$10.06
Expected volatility	111.31%	111.31%
Risk-free interest rate	3.43%	3.43%
Dividend yield	—	—
Remaining expected term of underlying securities (years)	5.0	5.0

The Third Warrants were valued as of May 15, 2023 using the Black Scholes Model with the following assumptions:

Third Warrants
Closing price per share of Common Stock	$2.77
Exercise price per share	$9.94
Expected volatility	114.33%
Risk-free interest rate	3.46%
Dividend yield	—
Remaining expected term of underlying securities (years)	5.0

12. SERIES CONVERTIBLE NOTES

On June 4, 2020 and November 6, 2020, the Company issued unsecured 10% Series 1 Convertible Notes (“Series 1 Notes”) and Series 2 Convertible Notes (“Series 2 Notes”, and collectively with the Series 1 Notes, the “Series Convertible Notes”) in the aggregate principal amount of $550,000 and $1,050,000, respectively. The maturity dates of the Series 1 Notes and Series 2 Notes are June 30, 2023 and November 30, 2023, respectively. On July 12, 2023, the Company secured countersigned notices of conversion from all remaining holders of the Series 1 Convertible Notes and provided instructions to its transfer agent to issue a total of 59,912 shares of Common Stock in full satisfaction of all previously outstanding Series 1 Convertible Notes. The Series Convertible Notes provide, among other things, for (i) a term of approximately three years; (ii) the Company’s ability to prepay the Series Convertible Notes, in whole or in part, at any time; (iii) the automatic conversion of the Series Convertible Notes upon a Change of Control (all capitalized terms not otherwise defined to have the meaning ascribed to such terms of the Series Convertible Notes) into shares of the Company’s Common Stock, at a per share price of $54.00 and $50.00 (the “Conversion Price”) for the Series 1 Notes and Series 2 Notes, respectively; (iv) the ability of the holders of the Series Convertible Notes (each a “Holder”, and together, the “Holders”) to convert the principal of the Series Convertible Notes, along with accrued interest, in whole or in part, into shares of Common Stock at the respective Conversion Price; (v) the Company’s ability to convert all Note Obligations outstanding upon a Qualified Equity Financing into shares of Common Stock at the respective Conversion Price; (vi) the Company’s ability to convert the principal of the Series Convertible Notes, along with accrued interest, in whole or in part, into shares of Common Stock at the respective Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $64.00 per share for at least fifteen consecutive Trading Days; (vii) the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the respective Conversion Price (an “In Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, provided, however, that in the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent of the amount that is converted or prepaid. As consideration for agreeing to subordinate to the 2022 Notes, the premium applicable in connection with an In-Kind Note Repayment at maturity was increased from thirty-five percent to sixty percent. As consideration for agreeing to provide for an In-Kind Note Repayment upon the earlier of i) maturity or ii) the completion of an Uplist Transaction, the premium applicable in connection with an In-Kind Note Repayment at either maturity or simultaneous with an Uplist Transaction was further increased from sixty percent to three hundred and fifty percent.

As described in Note 11 above, as a part of the 2022 Convertible Note Offering, certain holders of the Series 2 Notes agreed to exchange their Series 2 Notes with an aggregate principal amount of $600,000 and accrued interest of approximately $100,000 for promissory notes of the Company on substantially similar terms to those of the 2022 Notes (the “Exchanged Notes”). As of July 6, 2022, $699,781 of principal and accrued interest of the Series 2 notes was exchanged for the Exchanged Notes.

On March 10, 2023, the Company entered into an amendment (the “Series 2 Note Amendment” and, together with the Series 1 Amendment, the “Series Note Amendments”) with each of the holders of the Company’s outstanding Series 2 Convertible Notes (as amended, the “Series 2 Notes” and, together with the Series 1 Notes, the “Series Convertible Notes”). Pursuant to the Series Note Amendments, the Company can elect to convert the principal and accrued interest under the Series Convertible Notes (the “Series Note Obligations”) at or after the effective time of the Uplisting Transaction, or the maturity date. In the event the Company exercises such option, the Series Note Obligations will be deemed to equal the product of 4.5 (which was previously 1.6 prior to the Series Note Amendments) and the outstanding Series Note Obligations. Notwithstanding the foregoing, if the registration statement filed in connection with the Uplist Transaction is not declared effective by 11:59 P.M. (EST) on or before the Uplisting Transaction deadline under the 2022 Notes and Second Notes, which was originally February 15, 2023, or such later extended date as provided for therein (the “Series Note Amendments Termination Date”), the Series Note Amendments will automatically terminate without any further action by the Company or the holders of the Series Convertible Notes. The Series Note Amendments Termination Date will be automatically extended upon any extension of the Uplisting Transaction deadline under the 2022 Notes, Second Notes, and Third Notes. As previously discussed herein, the deadline to complete the Uplist Transaction was extended on multiple previous occasions. As of July 31, 2023 the Uplist Transaction deadline under the 2022 Notes, Second Notes, and Third Notes is August 31, 2023. No consideration was paid by the Company in connection with any of the extensions of the Uplisting Transaction deadline under the 2022 Notes, Second Notes, and/or Third Notes.

During the three months ended June 30, 2023 and 2022, the Company recorded interest expense on the Series Convertible Notes of approximately $25,000 and $40,000, respectively. During the nine months ended June 30, 2023 and 2022, the Company recorded interest expense on the Series Convertible Notes of approximately $75,000 and $120,000, respectively.

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

14. SHAREHOLDER ADVANCES AND PREFUNDINGS RELATED TO THE ANTICIPATED BRIDGE FINANCING

Through May 12, 2023, the Company raised $538,000 in the form of shareholder advances from two different investors to support operations in advance of the Company’s prospective Uplisting Transaction. On May 15, 2023, $488,000 of these shareholder advances, which were contributed by a single investor, were converted to an Unsecured convertible note (the “Third Note”) in connection with the Third Closing of the 2022 Convertible Note Offering (see Notes 11 and 15). The remaining $50,000 that was raised by the Company in the form of shareholder advances was repaid per the agreed terms on July 7, 2023 for $60,000.

On May 18, 2023 and May 31, 2023, the Company raised $340,000 and $350,015 from a shareholder and a third-party investor, respectively, to support operations in advance of the Company’s anticipated closing of the Bridge Offering (as defined below, see Note 15). On July 7, 2023, the amount prefunded by the current shareholder was included in the first closing of the Bridge Offering. The amount prefunded by the third party investor is expected to be included in a subsequent closing of the Bridge Offering.

15. SUBSEQUENT EVENTS

On July 1, 2023, the “Company” entered into an amendment (“Amendment No. 7 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, and June 15, 2023, issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On July 1, 2023, the Company also entered into an amendment (“Amendment No. 7 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, and June 15, 2023, issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing”). On July 1, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Third Notes and, together with Amendment No. 7 to the First Notes and Amendment No. 7 to the Second Notes, the “Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, issued in connection with a private placement financing the Company completed on May 15, 2023 (the “Third Closing”).

Under the Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from July 31, 2023 to August 31, 2023.

As a result of the entry into the Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from July 31, 2023 to August 31, 2023. Also, as a result of the entry into the Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series 1 Unsecured Convertible Promissory Notes and Series 2 Unsecured Convertible Promissory Notes, each as amended on March 10, 2023, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 to the Series 2 Unsecured Convertible Promissory Notes was automatically amended to extend from July 31, 2023 to August 31, 2023. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 7, 2023.

On July 7, 2023, the Company announced that it had entered into a Securities Purchase Agreement (the “2023 SPA”) with certain institutional and accredited individual investors (collectively, the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of (i) 1,749,245 shares (the “Shares”) of common stock, par value $0.001, of the Company (the “Common Stock”) at a purchase price of $0.275 per share; (ii) 4,996,199 warrants (the “Pre-Funded Warrants”) at a purchase price of $0.274 per Pre-Funded Warrant, to purchase an aggregate of 4,996,199 shares of Common Stock (the “Pre-Funded Warrant Shares”); and (iii) 13,490,888 warrants (the “Common Warrants”) to purchase an aggregate 13,490,888 shares of Common Stock (the “Common Stock Warrants Shares”). The Shares, Pre-Funded Warrants, and Common Warrants were issued as part of a private placement offering authorized by the Company’s board of directors (the “Bridge Offering”). The Company engaged an investment bank in connection with Bridge Offering. Per the terms of that agreement, the Company is obligated to pay the placement agent a fee of 8% of gross proceeds received and issue placement agent warrants to purchase that number of securities equal to 5% of the aggregate number of securities sold in the offering.

Pursuant to the lock-up agreement provided for by the SPA, the Investors agreed that they would either (A) purchase securities, for cash, in an offering conducted in conjunction with an uplist of the Common Stock to any of, and in compliance with the rules of, the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”) with an aggregate purchase price equal to at least 4.3 multiplied by the aggregate purchase price paid by the Investor for the Shares, Pre-Funded Warrants and Common Warrants under the SPA or (B) be subject to a lock-up provision not to sell or otherwise transfer any of the Shares, Pre-Funded Warrant Shares or Common Warrant Shares acquired by them in the Bridge Offering until the one-year anniversary of the Closing Date. The aggregate gross proceeds for the sale of the Shares, Pre-Funded Warrants, and Common Warrants will be approximately $1.85 million, before deducting the placement agent’s fees and other estimated fees and offering expenses payable by the Company. The closing of the sales of these securities under the SPA occurred on July 7, 2023 (the “Closing Date”).

The 2023 SPA also provides additional provisions including: i) certain adjustments that would require the Company to issue additional securities to the Investors if the effective offering price to the public of Common Stock in connection with the next underwritten public offering is less than $4.00 per share; ii) a requirement to register the Shares, Pre-Funded Warrant Shares, and Common Stock Warrant Shares on a subsequent registration statement or statements; and, iii) certain restrictions on the Company’s ability to conduct subsequent sales of its equity securities and certain business activities. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 13, 2023.

On July 7, 2023, the Company entered into an amendment (“Amendment No. 8 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, and July 1, 2023, issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On July 1, 2023, the Company also entered into an amendment (“Amendment No. 8 to the Second Notes” with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, and July 1, 2023, issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing”). On July 1, 2023, the Company also entered into an amendment (“Amendment No. 3 to the Third Notes”, and, together with Amendment No. 8 to the First Notes and Amendment No. 8 to the Second Notes, the “Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, issued in connection with a private placement financing the Company completed on May 15, 2023 (the “Third Closing”).

Under the Amendments to the 2022 Notes, the following amendments to the 2022 Notes, Second Notes, and Third Notes will be simultaneously effective upon the closing of an offering conducted in conjunction with an uplist of the Common Stock to any of, and in compliance with the rules of, the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”). The Specified Percentage (as defined below) of the then outstanding principal amount of the 2022 Notes, Second Notes, and Third Notes shall automatically convert (the “Automatic Conversion”) into shares of Common Stock, with the conversion price for purposes of such Automatic Conversion being equal to the lower of (i) the per unit price at which any units (each unit being comprised of one share or share equivalent and accompanying warrants, if any) are sold in the Uplist Transaction or (ii) the price at which warrants issued in the Uplist Transaction are exercisable (but in no event increased above the conversion price in effect immediately prior to the pricing of the Uplist Transaction).

In addition, if the Holder (as defined below) (i) participates in the Uplist Transaction and in the Bridge Offering for a combined (taking into account the Holder’s aggregate investment in the Uplist Transaction and the Bridge Offering) amount equal to no less than fifty percent (50%) of the Holder’s original purchase price under the 2022 Notes, Second Notes, and Third Notes, and (ii) the Holder’s amount of participation in the Uplist Transaction is at least 4.3 times the Holder’s amount of participation in the Bridge Offering, then the Holder shall receive a pre-funded warrant (the “Participating Pre-Funded Warrant”) to purchase a number of shares of Common Stock equal to the Specified Number (as defined below) times the dollar amount under the 2022 Notes that was converted in the Automatic Conversion. The Participating Pre-Funded Warrant (i) shall have an exercise price of $0.001 per share, (ii) may be exercised on a cashless basis, (iii) shall be exercisable by the Holder at any time commencing on the 90th day after issuance, (iv) may be redeemed by the Company for cash at a redemption price of $0.82 per share underlying the Participating Pre-Funded Warrant with any such redemption made pro rata to all holders of the Participating Pre-Funded Warrants, (v) and shall contain a customary beneficial ownership limitation provision. Additionally, the holder of the Participating Pre-Funded Warrants will agree that, until January 6, 2024, it shall not offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of, or announce the intention to otherwise dispose of, the Participating Pre-Funded Warrant.

“Specified Percentage” means the greater of: (i) the percentage specified by the Company by notice to the 2022 Note holders (the “Holders”, and each a “Holder”) at least five business days prior to the closing of the Uplist Transaction, which percentage shall be the percentage necessary to ensure the applicable Nasdaq requirements regarding the Uplist Transaction are satisfied, and (ii) the percentage specified by the Holder by notice to the Company at least three business days prior to the closing of the Uplist Transaction (which percentage may be different for each 2022 Note, Second Note, and/or Third Note as determined by each Holder thereof); provided, that in no event shall the Specified Percentage for the 2022 Notes, Second Notes, and/or Third Notes (A) exceed twenty five percent (25%) unless otherwise agreed in writing by the Holder, or (B) exceed fifty percent (50%) unless otherwise agreed in writing by the Company.

“Specified Number” means, if the Specified Percentage is 50%, 2.4, which number shall be increased by 1.6% for each percentage point decrease in the Specified Percentage, such increase being compounded iteratively for each percentage point decrease in the Specified Percentage, with the result rounded to two decimal places. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 13, 2023.

Additionally, on July 7, 2023, the Company entered into an amendment (the “Omnibus Amendment to Notes and Warrants”) with the Holders of the 2022 Notes, Second Notes, and Third Notes amending the 2022 Notes, Second Notes, and Third Notes and related warrants issued at each of the First Closing, Second Closing, and Third Closing (the “First Warrants”, “Second Warrants” and “Third Warrants”, respectively, and collectively, the “2022 Warrants”). Under the Omnibus Amendment to Notes and Warrants, the 2022 Notes, Second Notes, Third Notes, and related warrants were amended (i) to modify the Most Favored Nation provisions therein to exclude the Bridge Offering, and (ii) to prohibit the Company from engaging in any capital raising transactions, subject to certain exceptions, until the earlier of (A) July 7, 2027, and (B) the first date on which all Holders hold less than 20% of the original amount of the Participating Pre-Funded Warrants received by each Holder, respectively, in connection with the Automatic Conversion. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 13, 2023.

On July 7, 2023 the Company paid $60,000 to a shareholder that had previously advanced the Company $50,000 to support operations. The payment satisfied all remaining obligations in connection with the $538,000 of shareholder advances received by the Company through May 12, 2023. The additional $488,000 was issued as a Third Note (see Note 11).

On July 11, 2023, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is approximately $310,000 and incurs interest at a rate of 7.49%. Per the terms of its agreement with First Insurance Funding, the Company is required to make monthly payments of approximately $32,000 through April 2024.

On July 12, 2023, the Company secured countersigned notices of conversion from all remaining holders of the Series 1 Convertible Notes, and provided instructions to its transfer agent to issue a total of 59,912 shares of Common Stock in full satisfaction of all previously outstanding Series 1 Convertible Notes. Pursuant to the Series 1 Convertible Notes, the Company can elect to convert the principal and accrued interest under the Series Convertible Notes obligation (the “Series Note Obligations”) upon the earlier of the effective time of the Uplisting Transaction, or the maturity date. In the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent of the amount that is converted or prepaid. As consideration for agreeing to subordinate to the 2022 Notes, the premium applicable in connection with an In-Kind Note Repayment at maturity was increased from thirty-five percent to sixty percent. In the event the Company exercises such option, the Series Note Obligations will be deemed to equal the product of 4.5 (which was previously 1.6 prior to the Series Note Amendments) and the outstanding Series Note Obligations.

On July 18, 2023, the Board of the Directors of the Company executed a unanimous written consent that, among other things, approved, subject to the approval of a majority of the stockholders of the Company, the following: 1) amend the Amended and Restated Articles of Incorporation (the “Articles”) to a) increase the number of authorized shares of common stock, par value $0.001 (the “Common Stock”) from 12 million to 350 million, b) create 5,000,000 shares of “blank check” preferred stock, and c) approve a reverse split at a ratio of between 1.5-for-1 and 20-for-1 without any proportionate decrease in the number of authorized shares; 2) amend the Bylaws of the Company to a) allow action by written consent of stockholders representing more than 50% of the total number of shares of Common Stock currently issued and outstanding, and b) establish that holders of thirty-three and one-third (33.3333%) of the total number of shares of Common Stock currently issued and outstanding shall constitute a quorum at any meeting of stockholders for the transaction of business, except as otherwise provided by the NRS or by the Articles; and, 3) approve the 2023 Omnibus Equity Incentive Plan with an initial reservation of 455,169 shares, options or other such grants. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 24, 2023.

On July 31, 2023, Arch Therapeutics, Inc. (the “Company”) entered into an amendment (“Amendment No. 9 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023 and July 7, 2023 issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On July 31, 2023, the Company also entered into an amendment (“Amendment No. 9 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, and July 7, 2023 issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing”). On July 31, 2023, the Company also entered into an amendment (“Amendment No. 4 to the Third Notes and, together with Amendment No. 9 to the First Notes and Amendment No. 9 to the Second Notes, the “Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023 and July 7, 2023 issued in connection with a private placement financing the Company completed on May 15, 2023 (the “Third Closing”).

Under the Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from July 31, 2023 to August 31, 2023.

As a result of the entry into the Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from July 31, 2023 to August 31, 2023. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on August 4, 2023.

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

As previously disclosed in footnote 11 in this Form 10-Q, the Company entered into a Securities Purchase Agreement, dated July 6, 2022 (the “2022 SPA”), with certain institutional and accredited individual investors (collectively, the “Investors”) for the issuance and sale by the Company to the Investors of convertible promissory notes (the “2022 Notes”), warrants (the “2022 Warrants”) to purchase shares of common stock, par value $0.001 per share (the “Common Stock”), and shares of Common Stock (the “2022 Inducement Shares”, and together with the 2022 Notes, and 2022 Warrants, the “2022 Convertible Note Offering”). The First Closing of the 2022 Convertible Note Offering occurred on July 6, 2022.

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

On March 10, 2023, the Company entered into an amendment (“Amendment No. 2 to the First Notes”) with the Requisite Holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On March 10, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Second Notes” and, together with Amendment No. 2 to the First Notes, “Amendment No. 2 to the 2022 Notes”) with the Requisite Holders of Company’s Second Notes, as amended on February 14, 2023, issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing” and, together with the First Closing, the “2022 Convertible Note Offering”).

On March 15, 2023, the Company entered into amendments to the 2022 Notes (“Amendment No. 3 to the First Notes”) and Second Notes (“Amendment No. 3 to the Second Notes” and collectively, “Amendment No. 3 to the 2022 Notes” and, together with Amendment No. 2 to the 2022 Notes, the “Amendments to the 2022 Notes”) with the Requisite Holders of the 2022 Notes and Second Notes. Under Amendment No. 3 to the 2022 Notes, the 2022 Notes and Second Notes were amended to extend the Amendment No. 2 Termination Date from March 15, 2023 to April 15, 2023, which had the effect of extending to Uplist Transaction deadline from March 15, 2023 to April 15, 2023. In connection with Amendment No. 3 to the 2022 Notes, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from March 15, 2023 to April 15, 2023.

As a result of the entry into the Amendments to the 2022 Notes and Second Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to (i) extend the Amendment No. 2 Termination Date from March 15, 2023 to April 15, 2023; (ii) modify the terms of the Uplist Transaction repayment provision; and (iii) provide for the issuance of the 2023 Notes, subject to completion of the Uplist Transaction. Also, on March 15, 2023, in connection with Amendment No. 3 to the 2022 Notes and Second Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of completion of an Uplist Transaction from March 15, 2023 to April 15, 2023. In connection with Amendment No. 3 to the 2022 Notes and Second Notes, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from March 15, 2023 to April 15, 2023.

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

Through May 12, 2023, the Company raised $538,000 in the form of shareholder advances from two different investors to support operations in advance of the Company’s prospective Uplisting Transaction. On May 15, 2023, $488,000 of these shareholder advances, which was contributed by a single investor, were issued an Unsecured convertible note (the “Third Note”) in connection with the Third Closing of the 2022 Convertible Note Offering (see Notes 11 and 15). The remaining $50,000 that was raised by the Company in the form of shareholder advances was repaid per the agreed terms on July 7, 2023 for $60,000.

On May 18, 2023 and May 31, 2023, the Company raised $340,000 and $350,015 from a shareholder and a third-party investor, respectively, to support operations in advance of the Company’s anticipated closing of the Bridge Offering (as defined below, see Note 15).  On July 7, 2023, the amount prefunded by the current shareholder was included in the first closing of a common stock, pre-funded warrant and common warrants Bridge Offering. The amount prefunded by the third party investor is expected to be included in a subsequent closing of the Bridge Offering.

On June 15, 2023, the Company entered into an amendment (“Amendment No. 6 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023 and May 15, 2023, issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”) to extend the date of the completion of the Uplist Transaction from June15, 2023 to July 1, 2023. In connection with Amendment No. 6 to the 2022 Notes, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from June 15, 2023 to July 1, 2023.

On June 15, 2023, the Company also entered into an amendment (“Amendment No. 6 to the Second Notes” and, together with Amendment No. 6 to the First Notes, “Amendment No. 6 to the 2022 Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023 and May 15, 2023 issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing”) to extend the date of the completion of the Uplist Transaction from June 15, 2023 to July 1, 2023.

As a result of the entry into Amendment No. 6 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from June 15, 2023 to July 1, 2023. Also, on June 16, 2023, in connection with Amendment No. 6 to the 2022 Notes, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 of the Series 2 Unsecured Convertible Promissory Notes was automatically extended from June 15, 2023 to July 1, 2023.On May 18, 2023, the Company received an additional advance from a third party, who also participated in the other shareholder advances described herein, of $350,000, which is expected to be rolled into an anticipated near-term capital raise not related to the prior 2022 Convertible Note Offering. In addition, on May 31, 2023, the Company received an additional advance from a third party, of $350,015, which is also expected to be rolled into an anticipated near-term capital raise not related to the prior 2022 Convertible Note Offering.

On July 1, 2023, the “Company” entered into an amendment (“Amendment No. 7 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, and June 15, 2023, issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On July 1, 2023, the Company also entered into an amendment (“Amendment No. 7 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, and June 15, 2023, issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing”). On July 1, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Third Notes and, together with Amendment No. 7 to the First Notes and Amendment No. 7 to the Second Notes, the “Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, issued in connection with a private placement financing the Company completed on May 15, 2023 (the “Third Closing”).

Under the Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from July 31, 2023 to August 31, 2023.

As a result of the entry into the Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from July 31, 2023 to August 31, 2023. Also, as a result of the entry into the Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series 1 Unsecured Convertible Promissory Notes and Series 2 Unsecured Convertible Promissory Notes, each as amended on March 10, 2023, the Series Note Amendments Termination Date set forth under Amendment No. 1 to the Series 1 Unsecured Convertible Promissory Notes and Amendment No. 1 to the Series 2 Unsecured Convertible Promissory Notes was automatically amended to extend from July 31, 2023 to August 31, 2023.  Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 7, 2023.

On July 7, 2023, the Company announced that it had entered into a Securities Purchase Agreement (the “2023 SPA”) with certain institutional and accredited individual investors (collectively, the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of (i) 1,749,245 shares (the “Shares”) of common stock, par value $0.001, of the Company (the “Common Stock”) at a purchase price of $0.275 per share; (ii) 4,996,199 warrants (the “Pre-Funded Warrants”) at a purchase price of $0.274 per Pre-Funded Warrant, to purchase an aggregate of 4,996,199 shares of Common Stock (the “Pre-Funded Warrant Shares”); and (iii) 13,490,888 warrants (the “Common Warrants”) to purchase an aggregate 13,490,888 shares of Common Stock (the “Common Stock Warrants Shares”). The Shares, Pre-Funded Warrants, and Common Warrants were issued as part of a private placement offering authorized by the Company’s board of directors (the “Bridge Offering”).

Pursuant to the lock-up agreement provided for by the SPA, the Investors agreed that they would either (A) purchase securities, for cash, in an offering conducted in conjunction with an uplist of the Common Stock to any of, and in compliance with the rules of, the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”) with an aggregate purchase price equal to at least 4.3 multiplied by the aggregate purchase price paid by the Investor for the Shares, Pre-Funded Warrants and Common Warrants under the SPA or (B) be subject to a lock-up provision not to sell or otherwise transfer any of the Shares, Pre-Funded Warrant Shares or Common Warrant Shares acquired by them in the Bridge Offering until the one-year anniversary of the Closing Date. The aggregate gross proceeds for the sale of the Shares, Pre-Funded Warrants, and Common Warrants will be approximately $1.85 million, before deducting the placement agent’s fees and other estimated fees and offering expenses payable by the Company. The closing of the sales of these securities under the SPA occurred on July 7, 2023 (the “Closing Date”).

The 2023 SPA also provides additional provisions including: i) certain adjustments that would require the Company to issue additional securities to the Investors if the effective offering price to the public of Common Stock in connection with the next underwritten public offering is less than $4.00 per share; ii) a requirement to register the Shares, Pre-Funded Warrant Shares, and Common Stock Warrant Shares on a subsequent registration statement or statements; and, iii) certain restrictions on the Company’s ability to conduct subsequent sales of its equity securities and certain business activities. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 13, 2023.

On July 7, 2023, the Company entered into an amendment (“Amendment No. 8 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, and July 1, 2023, issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On July 1, 2023, the Company also entered into an amendment (“Amendment No. 8 to the Second Notes” with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, and July 1, 2023, issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing”). On July 1, 2023, the Company also entered into an amendment (“Amendment No. 3 to the Third Notes”, and, together with Amendment No. 8 to the First Notes and Amendment No. 8 to the Second Notes, the “Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, issued in connection with a private placement financing the Company completed on May 15, 2023 (the “Third Closing”).

Under the Amendments to the 2022 Notes, the following amendments to the 2022 Notes, Second Notes, and Third Notes will be simultaneously effective upon the closing of an offering conducted in conjunction with an uplist of the Common Stock to any of, and in compliance with the rules of, the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”). The Specified Percentage (as defined below) of the then outstanding principal amount of the 2022 Notes, Second Notes, and Third Notes shall automatically convert (the “Automatic Conversion”) into shares of Common Stock, with the conversion price for purposes of such Automatic Conversion being equal to the lower of (i) the per unit price at which any units (each unit being comprised of one share or share equivalent and accompanying warrants, if any) are sold in the Uplist Transaction or (ii) the price at which warrants issued in the Uplist Transaction are exercisable (but in no event increased above the conversion price in effect immediately prior to the pricing of the Uplist Transaction).

In addition, if the Holder (as defined below) (i) participates in the Uplist Transaction and in the Bridge Offering for a combined (taking into account the Holder’s aggregate investment in the Uplist Transaction and the Bridge Offering) amount equal to no less than fifty percent (50%) of the Holder’s original purchase price under the 2022 Notes, Second Notes, and Third Notes, and (ii) the Holder’s amount of participation in the Uplist Transaction is at least 4.3 times the Holder’s amount of participation in the Bridge Offering, then the Holder shall receive a pre-funded warrant (the “Participating Pre-Funded Warrant”) to purchase a number of shares of Common Stock equal to the Specified Number (as defined below) times the dollar amount under the 2022 Notes that was converted in the Automatic Conversion. The Participating Pre-Funded Warrant (i) shall have an exercise price of $0.001 per share, (ii) may be exercised on a cashless basis, (iii) shall be exercisable by the Holder at any time commencing on the 90th day after issuance, (iv) may be redeemed by the Company for cash at a redemption price of $0.82 per share underlying the Participating Pre-Funded Warrant with any such redemption made pro rata to all holders of the Participating Pre-Funded Warrants, (v) and shall contain a customary beneficial ownership limitation provision. Additionally, the holder of the Participating Pre-Funded Warrants will agree that, until January 6, 2024, it shall not offer, sell, assign, transfer, pledge, contract to sell, or otherwise dispose of, or announce the intention to otherwise dispose of, the Participating Pre-Funded Warrant.

“Specified Percentage” means the greater of: (i) the percentage specified by the Company by notice to the 2022 Note holders (the “Holders”, and each a “Holder”) at least five business days prior to the closing of the Uplist Transaction, which percentage shall be the percentage necessary to ensure the applicable Nasdaq requirements regarding the Uplist Transaction are satisfied, and (ii) the percentage specified by the Holder by notice to the Company at least three business days prior to the closing of the Uplist Transaction (which percentage may be different for each 2022 Note, Second Note, and/or Third Note as determined by each Holder thereof); provided, that in no event shall the Specified Percentage for the 2022 Notes, Second Notes, and/or Third Notes (A) exceed twenty five percent (25%) unless otherwise agreed in writing by the Holder, or (B) exceed fifty percent (50%) unless otherwise agreed in writing by the Company.

“Specified Number” means, if the Specified Percentage is 50%, 2.4, which number shall be increased by 1.6% for each percentage point decrease in the Specified Percentage, such increase being compounded iteratively for each percentage point decrease in the Specified Percentage, with the result rounded to two decimal places. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 13, 2023.

Additionally, on July 7, 2023, the Company entered into an amendment (the “Omnibus Amendment to Notes and Warrants”) with the Holders of the 2022 Notes, Second Notes, and Third Notes amending the 2022 Notes, Second Notes, and Third Notes and related warrants issued at each of the First Closing, Second Closing, and Third Closing (the “First Warrants”, “Second Warrants” and “Third Warrants”, respectively, and collectively, the “2022 Warrants”). Under the Omnibus Amendment to Notes and Warrants, the 2022 Notes, Second Notes, Third Notes, and related warrants were amended (i) to modify the Most Favored Nation provisions therein to exclude the Bridge Offering, and (ii) to prohibit the Company from engaging in any capital raising transactions, subject to certain exceptions, until the earlier of (A) July 7, 2027, and (B) the first date on which all Holders hold less than 20% of the original amount of the Participating Pre-Funded Warrants received by each Holder, respectively, in connection with the Automatic Conversion. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 13, 2023.

On July 7, 2023 the Company paid $60,000 to a shareholder that had previously advanced the Company $50,000 to support operations. The payment satisfied all remaining obligations in connection with the $538,000 of shareholder advances received by the Company through May 12, 2023. The additional $488,000 was issued as a Third Note (see Note 11).

On July 11, 2023, the Company entered into a finance agreement with First Insurance Funding in order to fund a portion of its insurance policies. The amount financed is approximately $310,000 and incurs interest at a rate of 7.49%. Per the terms of its agreement with First Insurance Funding, the Company is required to make monthly payments of approximately $32,000 through April 2024.

On July 12, 2023, the Company secured countersigned notices of conversion from all remaining holders of the Series 1 Convertible Notes, and provided instructions to its transfer agent to issue a total of 59,912 shares of Common Stock in full satisfaction of all previously outstanding Series 1 Convertible Notes. Pursuant to the Series 1 Convertible Notes, the Company can elect to convert the principal and accrued interest under the Series Convertible Notes obligation (the “Series Note Obligations”) upon the earlier of the effective time of the Uplisting Transaction, or the maturity date. In the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent of the amount that is converted or prepaid. As consideration for agreeing to subordinate to the 2022 Notes, the premium applicable in connection with an In-Kind Note Repayment at maturity was increased from thirty-five percent to sixty percent. On March 10, 2023, the Company entered into Amendment 2 of the Series 1 Convertible notes and pursuant this amendment, the Company can elect to convert the principal and accrued interest under the Series Convertible Notes (the “Series Note Obligations”) upon the earlier of the effective time of the Uplisting Transaction, or the maturity date. In the event the Company exercises such option, the Series Note Obligations will be deemed to equal the product of 4.5 (which was previously 1.6 prior to the Series Note Amendments) and the outstanding Series Note Obligations.

On July 18, 2023, the Board of the Directors of the Company executed a unanimous written consent that, among other things, approved, subject to the approval of a majority of the stockholders of the Company, the following: 1) amend the Amended and Restated Articles of Incorporation (the “Articles”) to a) increase the number of authorized shares of common stock, par value $0.001 (the “Common Stock”) from 12 million to 350 million, b) create 5,000,000 shares of “blank check” preferred stock, and c) approve a reverse split at a ratio of between 1.5-for-1 and 20-for-1 without any proportionate decrease in the number of authorized shares; 2) amend the Bylaws of the Company to a) allow action by written consent of stockholders representing more than 50% of the total number of shares of Common Stock currently issued and outstanding, and b) establish that holders of thirty-three and one-third (33.3333%) of the total number of shares of Common Stock currently issued and outstanding shall constitute a quorum at any meeting of stockholders for the transaction of business, except as otherwise provided by the NRS or by the Articles; and, 3) approve the 2023 Omnibus Equity Incentive Plan with an initial reservation of 455,169 shares, options or other such grants. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 24, 2023.

On July 31, 2023, Arch Therapeutics, Inc. (the “Company”) entered into an amendment (“Amendment No. 9 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023 and July 7, 2023 issued in connection with a private placement financing the Company completed on July 6, 2022 (the “First Closing”). On July 31, 2023, the Company also entered into an amendment (“Amendment No. 9 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, and July 7, 2023 issued in connection with a private placement financing the Company completed on January 18, 2023 (the “Second Closing”). On July 31, 2023, the Company also entered into an amendment (“Amendment No. 4 to the Third Notes and, together with Amendment No. 9 to the First Notes and Amendment No. 9 to the Second Notes, the “Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023 and July 7, 2023 issued in connection with a private placement financing the Company completed on May 15, 2023 (the “Third Closing”).

Under the Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from July 31, 2023 to August 31, 2023.

As a result of the entry into the Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from July 31, 2023 to August 31, 2023. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on August 4, 2023.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim consolidated financial statements included in this Report. The period-to-period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	June 30,	June 30,	Increase
	2023	2022	(Decrease)
	($)	($)	($)
Revenue	13,293	6,261	7,032
Operating Expense:
Cost of revenues	18,529	17,140	1,389
Selling, general and administrative	870,053	836,215	33,838
Research and development	139,048	159,846	(20,798)
Loss from Operations	(1,014,337)	(1,006,940)	(7,397)
Other Expense	(808,770)	(39,890)	768,880
Net loss	(1,823,107)	(1,046,830)	776,277

Revenue

Revenue for the three months ended June 30, 2023 was $13,293, an increase of $7,032 compared to revenue of $6,261 for the three months ended June 30, 2022. Revenue for the three months ended June 30, 2023 and 2022 was the result of transactions into VA Hospitals through our distribution partner, Lovell Government Services (“LGS”).

Cost of Revenues

Cost of revenue during the three months ended June 30, 2023 was $18,529, an increase of $1,389 compared to cost of revenue of $17,140 for the three months ended June 30, 2022. Cost of revenue includes product costs, third party warehousing, overhead allocation, royalty and shipping costs.

Selling, General and Administrative Expense

Selling, general and administrative expense during the three months ended June 30, 2023 was $870,053, an increase of $33,838 compared to $836,215 for the three months ended June 30, 2022. The increase in selling, general and administrative expense for the three months ended June 30, 2023 is primarily attributable to an increase in payroll benefit costs.

Research and Development Expense

Research and development expense during the three months ended June 30, 2023 was $139,048 a decrease of $20,798 compared to $159,846 for the three months ended June 30, 2022. The decrease in research and development expense is primarily attributable to a decrease in compensation costs attributed to a reduction in headcount.

Other Expense

Other expense during the three months ended June 30, 2023 was $808,770, an increase of $768,880 compared to other expense of $39,890 for the three months ended June 30, 2022. The increase in other expense is primarily attributed to an increase in interest expense related to the 2022 Notes, Second Notes and Third Notes.

Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

	June 30,	June 30,	Increase
	2023	2022	(Decrease)
	($)	($)	($)
Revenue	36,207	14,086	22,121
Operating Expense:
Cost of revenues	54,882	51,363	3,519
Selling, general and administrative	3,225,753	3,308,227	(82,474)
Research and development	471,135	922,120	(450,985)
Loss from Operations	(3,715,563)	(4,267,624)	(552,061)
Other (Expense) Income	(810,077)	880,329	1,690,406
Net loss	(4,525,640)	(3,387,295)	(1,138,345)

Revenue

Revenue for the nine months ended June 30, 2023 was $36,207, an increase of $22,121 compared to revenue of $14,086 for the nine months ended June 30, 2022. Revenue for the nine months ended June 30, 2023 and 2022 was primarily the result of transactions into VA Hospitals through our distribution partner, LGS.

Cost of Revenue

Cost of revenue during the nine months ended June 30, 2023 was $54,882 an increase of $3,519 compared to cost of revenue of $51,363 for the nine months ended June 30, 2022. Cost of revenue includes product costs, third party warehousing, overhead allocation, royalty and shipping costs.

Selling, General and Administrative Expense

Selling, general and administrative expense during the nine months ended June 30, 2023 was $3,225,753, a decrease of $82,474 compared to $3,308,227 for the nine months ended June 30, 2022. The decrease in selling, general and administrative expense for the nine months ended June 30, 2023 is primarily attributable to a decrease in compensation costs attributed to a reduction in headcount partially offset by an increase in legal and consulting costs.

Research and Development Expense

Research and development expense during the nine months ended June 30, 2023 was $471,135 a decrease of $450,985 compared to $922,120 for the nine months ended June 30, 2022. The decrease in research and development expense is primarily attributable to a decrease in compensation costs attributed to a reduction in headcount.

Other (Expense) Income

Other expense during the nine months ended June 30, 2023 was $810,077 an increase of $1,690,406 compared to other income of $880,329 for the nine months ended June 30, 2022. The increase in other (expense) income is primarily attributed to an increase in interest expense related to the 2022 Notes, Second Notes and Third Notes offset by a gain for the extinguishment of the Series G warrants and Series H warrants derivative liabilities during the nine months ended June 30, 2023 and the impact of the expiration of the Series F warrants during the nine months ended June 30, 2022.

Liquidity and Capital Resources

In the first calendar quarter of 2021, the Company commenced commercial sales of our first product, AC5® Advanced Wound System. We devote a significant amount of our efforts on fundraising as well as planning and conducting product research and development and activities in connection with obtaining regulatory marketing authorization. We have principally raised capital through the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations.

Working Capital

At June 30, 2023, we had total current assets of $1,560,018 (including cash of $86,542) and working capital deficit of $8,019,256. Our working capital as of June 30, 2023 and September 30, 2022 are summarized as follows:

	June 30,	September 30,
	2023	2022
Total Current Assets	$1,560,018	$2,598,195
Total Current Liabilities	9,579,274	3,320,494
Working Capital deficit	$(8,019,256)	$(722,299)

Total current assets as of June 30, 2023 were $1,560,018, a decrease of $1,038,177 compared to $2,598,195 as of September 30, 2022. The decrease in current assets is primarily attributable to a decrease in cash and prepaid expenses. Our total current assets as of June 30, 2023 and September 30, 2022 were comprised primarily of cash, inventory and prepaid expenses and other current assets.

Total current liabilities as of June 30, 2023 were $9,579,274, an increase of $6,258,780 compared to $3,320,494 as of September 30, 2022. The increase is primarily due to an increase in accounts payable, the current portion of the Series 2 Convertible Notes, the current portion of the 2022 Notes, current portion of the Unsecured convertible notes, which includes both the Second Notes, the Third Notes and the Exchanged Notes, Shareholder and Third Party advances related to bridge financing and the accrued interest associated with these notes partially offset by a decrease to the amount owed in connection with the financing of certain insurance premiums and the decrease in the fair value of the derivative liability resulting from the exchange of the Series G warrants into common stock.

Cash Flow for the Nine Months Ended June 30, 2023 Compared to the Nine Months Ended June 30, 2022

	June 30,	June 30,
	2023	2022
Cash Used in Operating Activities	$(2,147,480)	$(2,786,642)
Cash Provided by Financing Activities	1,487,082	575,000
Net decrease in Cash	$(660,398)	$(2,211,642)

Cash Used in Operating Activities

Cash used in operating activities decreased by $639,162 to $2,147,480 during the nine months ended June 30, 2023, compared to $2,786,642 during the nine months ended June 30, 2022. The decrease in cash used in operating activities is primarily attributable the Company managing expenses and an increase in accounts payable and accrued interest.

Cash Used in Financing Activities

Cash provided by financing activities increased by $912,082 to $1,487,082 during the nine months ended June 30, 2023, compared to $575,000 cash provided by financing activities during the nine months ended June 30, 2022. For the nine months ended June 30, 2023, the cash provided by financing activities was attributable to the Second Closing of the 2022 Convertible Note Offering, the Third Closing of the 2022 Convertible Note Offering and shareholder advances, which was partially offset by payments made in connection with the financing of certain insurance premiums. For the nine months ended June 30, 2022, the cash provided by financing activities resulted from net proceeds of $575,000 raised from the advances from investors.

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

In the first quarter of 2021, the Company commenced commercial sales of our first product, AC5® Advanced Wound System. That revenue will not be sufficient to fund our business operations and we will need to obtain additional funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our potential new product candidates, seeking regulatory approval of any other product candidates we may choose to develop, commercializing any product candidates for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the  2022 SPA (see Note 12) and 2023 SPA (see Notes 2 and 15) restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail, and our stockholders could lose all of their investments.

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

Going Concern

We have commenced commercial sales of our first product, AC5® Advanced Wound System. From inception, we have had recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of June 30, 2023, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report do not include any adjustments that might be necessary should operations discontinue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (“COSO”). We believe, that as of September 30, 2022, there existed a material weakness in our internal control over financial reporting. The deficiencies in the design of internal control over financial reporting related to a lack of sufficient resources with an understanding of the technical guidance under generally accepted accounting principles related to accounting for complex financial instruments within the 2022 Notes and certain accounting practices relating to the recording of the insurance premium advanced by a third party. Accordingly, the Audit Committee in consultation with management has determined that these matters may be best addressed by: (i) reviewing accounting literature and other technical materials to ensure that the appropriate personnel have a full awareness and understanding of the applicable accounting pronouncements and how they are to be implemented; (ii) additional education on new and existing accounting pronouncements and their application and (iii) requiring senior accounting staff and outside consultants with technical accounting experience to review complex transactions to evaluate and approve the accounting treatment of such transactions. Accordingly, the Board has recommended to management and management has agreed that the Company’s accounting staff, including its Chief Financial Officer, undertake additional training on an accelerated basis and that such training, in view of the complexity of certain generally accepted accounting principles and other matters be ongoing and engage third party specialists on an as-needed basis to help supplement the Company’s internal resources. During the quarter ended June 30, 2023 the Company formally engaged an outside consultant with technical accounting expertise to review complex transactions and to evaluate the accounting treatment of such transactions.

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

Changes in Internal Control Over Financial Reporting

Other than the formal engagement with an outside consultant with technical accounting expertise entered into during the quarter ended June 30, 2023, there were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

3.1	Amended and Restated Bylaws, as amended to date	X
4.1	Form of Pre-Funded Warrant	X
4.2	Form of Common Warrant	X
10.1	Form of Amendment No. 4 to the First Notes		8-K	10.1	000-54986	4/20/23
10.2	Form of Amendment No. 4 to the Second Notes		8-K	10.2	000-54986	4/20/23
10.3	Form of Amendment No. 1 to the A&R Registration Rights Agreement.		8-K	10.3	000-54986	4/20/23
10.4	Form of Amendment No.2 to Securities Purchase Agreement*		10-Q	10.1	000-54986	5/22/23
10.5	Form of Third Note		10-Q	10.2	000-54986	5/22/23
10.6	Form of Third Warrant		10-Q	10.3	000-54986	5/22/23
10.7	Form of Second A&R Registration Rights Agreement		10-Q	10.4	000-54986	5/22/23
10.8	Form of Amendment No. 5 to the First Notes		10-Q	10.5	000-54986	5/22/23
10.9	Form of Amendment No. 5 to the Second Notes		10-Q	10.6	000-54986	5/22/23
10.10	Form of Amendment No. 6 to the First Notes		8-K	10.1	000-54986	6/22/23
10.11	Form of Amendment No. 6 to the Second Notes		8-K	10.2	000-54986	6/22/23
10.12	Form of Amendment No. 1 to the Third Notes		8-K	10.3	000-54986	6/22/23
10.13	Form of Amendment No. 7 to the First Notes		8-K	10.1	000-54986	7/7/23
10.14	Form of Amendment No. 7 to the Second Notes		8-K	10.2	000-54986	7/7/23
10.15	Form of Amendment No. 2 to the Third Notes		8-K	10.3	000-54986	7/7/23
10.16	Arch Therapeutics, Inc. 2023 Equity Incentive Plan		8-K	10.1	000-54986	7/24/23
10.17	Form of Amendment No. 8 to the First Notes	X
10.18	Form of Amendment No. 8 to the Second Notes	X
10.19	Form of Amendment No. 3 to the Third Notes	X
10.20	Form of Omnibus Amendment to Notes and Warrants	X
10.21	Form of Amendment No. 9 to the First Notes		8-K	10.1	000-54986	8/4/23
10.22	Form of Amendment No. 9 to the Second Notes		8-K	10.2	000-54986	8/4/23
10.23	Form of Amendment No. 4 to the Third Notes		8-K	10.3	000-54986	8/4/23
10.24	Form of Securities Purchase Agreement dated July 7, 2023, by and among the Company and the signatories thereto*	X
10.25	Form of Registration Rights Agreement dated July 7, 2023, by and among the Company and the signatories thereto	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X
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

ARCH THERAPEUTICS, INC.

Date: August 11, 2023	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ MICHAEL S. ABRAMS
Michael S. Abrams
Chief Financial Officer
(Principal Financial and Accounting Officer)