Form 10-K
period 2023-09-30
Arch Therapeutics, Inc.
filed 2024-02-15
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                     to

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the average of the bid and asked price of such common equity, was approximately $4,000,000. For purposes of this calculation, it has been assumed that shares of common stock held by each director, each officer and each person who owns 10% or more of the registrant’s outstanding common stock are held by affiliates.

As of February 14, 2024, 4,742,363 shares of the registrant’s common stock were outstanding.

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

Corporate Overview

Arch Therapeutics, Inc. (together with its subsidiary, the “Company” or “Arch”) is a biotechnology company developing and marketing a products based on our innovative AC5® self-assembling technology platform. Arch arose from the June 26, 2013 merger (the “Merger”) of three entities previously known as Arch Biosurgery, Inc., Almah, Inc., and Arch Acquisition Corporation, respectively.

Arch Biosurgery, Inc. (ABS) is a biotechnology company that was incorporated under the laws of the Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc., changed its name from Clear Nano Solutions, Inc. to Arch Therapeutics, Inc. on April 7, 2008, and, as part of the Merger transaction, changed its name from Arch Therapeutics, Inc. to Arch Biosurgery.

Almah, Inc., was incorporated under the laws of the State of Nevada on September 16, 2009 and, as part of the Merger transaction, changed its name to Arch Therapeutics, Inc. and abandoned both its prior business plan and operations in order to adopt those of ABS.

Arch Acquisition Corporation, or Merger Sub, was a wholly owned subsidiary of Almah, Inc., formed for the purpose of the Merger transaction, pursuant to which Merger Sub merged with and into ABS, and ABS thereafter became the wholly owned subsidiary of the Company. The ticker symbol under which its Common Stock trades changed from “AACH” to “ARTH”, accordingly.

The Company’s principal offices are located in Framingham, Massachusetts.

The Company has recently devoted substantially all of its operational effort to the market adoption and commercial sales of AC5 Advanced Wound System, its first product. To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt, the issuance of units consisting of the Company's common stock, $0.001 par value per share (“Common Stock”), and warrants to purchase Common Stock (“warrants”).

The Company expects to incur substantial expenses for the foreseeable future relating to research, development and commercialization of current and potential products. However, there can be no assurance that the Company will be successful in securing additional capital when needed, on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern for one year past the issuance of the financial statements. The consolidated financial statements do not include any adjustments related to the recoverability of assets that might be necessary despite this uncertainty.

Business Overview

We are a biotechnology company marketing and developing a number of products based on our innovative AC5 self-assembling technology platform. We believe these products can be important advances in the field of stasis and barrier applications, which includes managing wounds created during surgery, trauma or interventional care, or from disease; stopping bleeding (hemostasis); and controlling leaking (sealant). We have recently devoted a substantial part of our operational effort to the market adoption and commercial sales of AC5 Advanced Wound System, our first product. Our goal is to make care faster and safer for patients by providing products for use on external wounds, which we refer to as Dermal Sciences applications, and products for use inside the body, which we refer to as BioSurgery applications.

Core Technology

Our flagship products and product candidates are derived from our AC5 self-assembling peptide (SAP) technology platform and are sometimes referred to as AC5 or the “AC5 Devices.” These include AC5 Advanced Wound System and AC5 Topical Hemostat, which have received marketing authorization as medical devices in the United States (US) and the European Union (EU), respectively, and which are intended for skin applications, such as management of complicated chronic wounds and acute surgical wounds. Marketing for AC5 Topical Hemostat in the EU has not initiated. Other products are in development for use in minimally invasive or open surgical procedures and include, for example, AC5-G™ for gastrointestinal endoscopic procedures and AC5-V™ and AC5 Surgical Hemostat for hemostasis inside the body, all of which are currently investigational devices limited by law to investigational use.

Products based on the AC5 platform contain a proprietary biocompatible peptide that is synthesized from proteogenic, naturally occurring L-amino acids. Unlike products that contain traditional peptide sequences, when applied to a wound, AC5-based products intercalate into the interstices of the tissue and self-assemble (i.e., self-build) into a protective physical-mechanical nanoscale structure that can provide a barrier to leaking substances, such as blood, while also acting as a biodegradable scaffold that enables healing. Self-assembly is a central component of the mechanism of action of our technology. Individual AC5 peptide units readily build themselves, or self-assemble, into an ordered network of nanofibrils when in aqueous solution by the following process:

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

●

This network of AC5 peptide nanofibers forms the semi-solid physical-mechanical barrier that interacts with the extracellular matrix, is responsible for sealant, hemostatic and/or other properties that may be observed even in the presence of antithrombotic agents (i.e., blood thinners), and which subsequently becomes the scaffold that supports the repair and regeneration of damaged tissue.

Based on the intended application, we believe that the underlying AC5 SAP technology can impart important features and benefits to our products that may include, for instance, stopping bleeding (hemostasis), mitigating contamination, modulating inflammation, donating moisture, and enabling an appropriate wound microenvironment conducive to healing. Furthermore, we believe that AC5 SAP technology permits cell and tissue growth and is self-healing, in that it can dynamically self-repair around migrating cells. For instance, AC5 Advanced Wound System, which is indicated for the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds, is shipped and stored at room temperature, is applied directly as a liquid, can conform to irregular wound geometry, self-assembles into a wound care matrix that can provide clinicians with multi-modal support, and does not possess sticky or glue-like handling characteristics. We believe these properties enhance its utility in several settings and contribute to its user-friendly profile.

We believe that our technology lends itself to a range of potential applications for wounds inside or on the body, including those for which a hemostatic agent or sealant is needed. For instance, the results of certain preclinical and clinical investigations that either we have conducted, or others have conducted on our behalf, have shown quick and effective hemostasis with the use of AC5 SAP technology, and that time to hemostasis (TTH) is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called blood thinners. Furthermore, the transparency and physical properties of certain AC5 Devices may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as surgery starts, a concept that we call Crystal Clear Surgery™. An example of a product that contains related features and benefits is AC5 Topical Hemostat, which is indicated for use as a dressing and to control mild to moderate bleeding, each during the management of injured skin and the micro-environment of an acute surgical wound. AC5 Topical Hemostat has not yet been marketed in Europe but has received marketing authorization.

Sales and marketing efforts for our AC5 Advanced Wound System, which has received 510(k) marketing clearance from the FDA, address the demand for improved solutions to treat challenging chronic and acute surgical wounds, with a particular early focus on diabetic foot ulcers, venous leg ulcers and pressure ulcers. Chronic wounds are typically defined as wounds that have not healed after four weeks of standard care. Approximately 4 million to 6.5 million new onset chronic wounds are estimated to occur in the US annually, including approximately 700,000 to 2 million diabetic foot ulcers, 2.5 million pressure ulcers, and 1.2 million venous leg ulcers. If untreated, improperly treated or unresponsive to treatment, these wounds can ultimately lead to amputation. The 5-year mortality rate among patients with chronic wounds, especially after an amputation, is significant.

Published data on AC5 Advanced Wound System shows encouraging outcomes, including limb salvage (avoided limb loss), among patients with multiple co-morbidities and challenging chronic wounds that failed to heal despite treatment with either traditional or other advanced wound care modalities over prolonged periods of time.

Operations

We have recently started to commercialization AC5 Advanced Wound System. We rely on both an internal commercial team and independent sales distributors to drive awareness and adoption of AC5 Advanced Wound System in several targeted channels with a particular focus on physician offices and government channels, such as Veterans Health Administration (VA) hospitals and military treatment facilities. We anticipate that material growth in the physician office setting will require product reimbursement. To that end, we applied to the Centers for Medicare and Medicaid Services (CMS) for a dedicated Healthcare Common Procedure Coding System (HCPCS) Level II reimbursement code specific to AC5 Advanced Wound System to better enable providers to bill third party payors for AC5 that is used in doctors’ offices. The unique HCPCS code, A2020, was granted and made effective on April 1, 2023.

In support of the government market, we partnered with Lovell Government Services (LGS), a service-disabled veteran-owned small business, to be our government channel distributor. As a direct result of our relationship with LGS, AC5 Advanced Wound System has been added to the four major government contracting vehicles: Federal Supply Schedule (FSS), General Services Administration (GSA) schedule, Defense Logistics Agency’s Medical Electronic Catalog Program (ECAT), and Distribution and Pricing Agreement (DAPA). This listing enables purchase by federal government agencies, including the Department of Veterans Affairs (VA), Indian Health Services (IHS), and Department of Defense (DOD) Medical Treatment Facilities, and allows doctors in government channels to order AC5 Advanced Wound System.

We will continue to seek partnerships with reputable, value-added independent sales distributors on a case-by-case basis to expand the overall reach and footprint of its total sales organization. Presently, our commercialization efforts and resources remain dedicated to the US market for advanced wound care.

Much of our operational efforts to date, which we often perform in collaboration with partners, have included selecting compositions and formulations for our initial products; conducting preclinical studies, including safety and other tests; conducting a human trial for safety and performance of AC5; developing and conducting a human safety study to assess for irritation and sensitization potential; securing marketing authorization for our first product in the United States and in Europe; supporting surgeons performing clinical case studies; obtaining post-marketing clinical data; developing, optimizing, and validating manufacturing methods and formulations, which are particularly important components of self-assembling peptide development; developing methods for manufacturing scale-up, reproducibility, and validation; engaging with regulatory authorities to seek early regulatory guidance as well as marketing authorization for our products; sourcing and evaluating commercial partnering opportunities in the United States and abroad; and developing and protecting the intellectual property rights underlying our technology platform.

Our long-term business plan includes the following goals:

●

growing revenues and building upon recent commercial momentum by driving product awareness, continued adoption and favorable payment policies for AC5 Advanced Wound System with the now-effective CMS Level II HCPCS code dedicated to the AC5;

●	conducting biocompatibility, pre-clinical, and clinical studies on our products and product candidates;

●	obtaining additional marketing authorization for products in the United States, Europe, and other jurisdictions as we may determine;

●	continuing to develop third party relationships to manufacture, distribute, market and otherwise commercialize our products;

●	continuing to develop third party relationships to collaborate on product research and development;

●	expanding and maintaining protection of our intellectual property portfolio; and

●	developing additional product candidates in Dermal Sciences, BioSurgery, and other areas.

To support our long-term business goals, we expect to focus on the following activities during the next twelve months:

●	further develop our product clinical profile;

●	enhance product packaging features;

●	identify and address opportunities for supply chain efficiencies;

●	assess our technology platform in order to identify and select product candidates for potential advancement into development;

●	seek additional funding as required to support the previously described milestones necessary to support our operations;

●	continue to expand and enhance our financial and operational reporting and controls;

●	pursue commercial partnerships; and

●

expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, as appropriate.

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

The estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this Annual Report. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently anticipate, as of February 14, 2024 we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2024. We could spend our financial resources much faster than we expect, in which case we would need to raise additional capital as our current funds may not be sufficient to operate our business for the entire duration of that period.

Research and Development

Preclinical and clinical testing is required in order to receive regulatory marketing authorizations for our products and to support those products upon and after commercialization, and we anticipate continuing such testing as appropriate.

Preclinical Testing

We have engaged and continue to engage third parties in the United States and abroad to advise on and/or perform certain preclinical and related activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and other collaborators.

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

Before initiating or clinical trials and submitting marketing applications for a given product in most jurisdictions, we complete a biocompatibility assessment using a battery of standard in vitro and in vivo tests. Examples of such tests may include the following, as set forth in ISO 10993 issued by the International Organization for Standardization:

●	in vitro cytotoxicity;

●	in vitro blood compatibility;

●	irritation/intracutaneous reactivity;

●	sensitization (allergenic reaction);

●	implantation (performed on devices that contact the body’s interior);

●	pyrogenicity (causing fever or inflammation); and

●	systemic toxicity.

We completed the biocompatibility studies required to receive marketing authorizations for AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe, and such test results support that the products are biocompatible. We plan to perform further biocompatibility testing that we deem necessary for additional indications, classifications, jurisdictions, and/or as required by regulatory authorities.

Acute and survival animal studies assessing the safety and performance of our technology have also demonstrated favorable outcomes in Dermal Sciences and BioSurgery applications.

Porcine studies, also known as swine or pig studies, are often selected due to the morphological, physiological, and biochemical similarities between porcine skin and human skin and are very useful to assess the performance of AC5 Advanced Wound System or AC5 Topical Hemostat as a barrier and advanced wound dressing, as well as their safety and effects on healing.

In an assessment versus saline in a porcine partial thickness excision wound model, tissue response to AC5 Advanced Wound System over a 28-day follow-up period was consistent with normal wound healing and included complete re-epithelialization, normal collagen organization, and minimal inflammation and TTH was faster.

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

Arch Therapeutics’ AC5 technology has also demonstrated hemostasis in liver and other organs in in vivo surgical models, including rapid hemostasis within 15 seconds. In a range of small and large animal models, our compositions have been shown to stop bleeding, seal leaking, allow for normal healing, and mitigate inflammation while being biocompatible.

The AC5 technology has also demonstrated rapid average TTH when applied to a range of animal tissues. Certain surgical procedure studies have assessed TTH when using AC5 Surgical Hemostat as well as using an active control, a saline control, a peptide control, and a cautery control. The results of those tests have shown a TTH of approximately 10 – 30 seconds when AC5 Surgical Hemostat was applied, compared to 80 seconds to significantly more than 300 seconds when various control substances were applied, depending on the nature of the control substance and procedure performed. In several studies comparing AC5 Surgical Hemostat to popular commercially available branded hemostatic agents (absorbable cellulose, flowable gelatin with and without thrombin, and fibrin) applied to stop the bleeding from full thickness penetrating wounds surgically created in rat livers, AC5 Surgical Hemostat achieved hemostasis in significantly less than 30 seconds, whereas control products took from over 50% - 400% longer to achieve hemostasis.

The AC5 technology was also demonstrated in preclinical tests to stop surgically induced liver bleeding in animals that had been treated with therapeutic amounts of anticoagulant and antiplatelet medications, collectively known as antithrombotic medications and commonly called “blood thinners.” In one preclinical study, an independent third-party research group obtained positive data assessing the use of AC5 Surgical Hemostat in animals that had been treated with therapeutic doses of the antiplatelet medications Plavix® (clopidogrel) and aspirin, alone and in combination. The results of the study were consistent with data obtained from two prior preclinical studies, in which AC5 Surgical Hemostat quickly stopped bleeding from surgical wounds created in rats following treatment with clinically relevant doses of the anticoagulant medication heparin. In these studies, the average TTH after AC5 Surgical Hemostat was applied to bleeding liver wounds in animals that had received anticoagulant medication was comparable to the average TTH as measured in their non-anticoagulated counterparts.

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

The AC5 self-assembling peptide was studied in an experimental intraocular inflammation model of injected Lipopolysaccharide (LPS), in which an intraocular application of the peptide with LPS was associated with a marked reduction in retinal inflammation. The density of activated retinal microglial cells was significantly lower in the eyes of the study animals with LPS and AC5 than in the eyes of the LPS-only control group. The results suggest that the AC5 self-assembling peptide may reduce inflammation and may represent a new class of devices that act as anti-inflammatory agents to control ocular inflammation.

Clinical Testing

We have engaged and continue to engage third parties in the United States and abroad to advise on and/or perform certain clinical studies and related activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and other collaborators.

In order to enroll patients in a clinical trial, we are required to obtain each patient’s informed consent in a form and substance that complies with the United States Food and Drug Administration (FDA) and/or other regulatory authority requirements as well as state and federal privacy and human subject protection regulations.

We have completed two randomized controlled clinical studies to date. The first study, which met its primary and secondary endpoints, assessed the safety and performance of AC5 in 46 patients with bleeding skin wounds, including a group of patients taking anti-platelet medications (i.e., a blood thinner) that resulted from excision of skin lesions and followed for 30 days. The second study assessed AC5 on skin, determining that it was neither an irritant nor a sensitizer, and no immunogenic response or serious or other adverse events attributable to this product were reported in any of the approximately 50 enrolled volunteers. The AC5 product candidate in these studies subsequently received marketing authorization and is presently known as AC5 Advanced Wound System in the US and AC5 Topical Hemostat in the EU.

Post-marketing clinical case reports have been published demonstrating both efficacy and safety in a range of challenging acute surgical or chronic wounds on patients.

Many factors could lead to delays or inefficiencies in conducting clinical trials, some of which are discussed under the heading “RISK FACTORS” in this prospectus. Further, we, the FDA or an institutional review board (IRB could suspend a clinical trial at any time for various reasons, including a belief that the risks to the subjects of the trial outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the US.

Regulatory

We have engaged and continue to engage third parties in the US and abroad to advise on and/or perform certain regulatory activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and other collaborators.

The research, development and clinical programs, as well as manufacturing and marketing operations that may be performed by us or third-parties on our behalf, are subject to extensive regulation in the US and other countries. Notably, for example, AC5 Advanced Wound System is subject to regulation as a medical device under the US Food Drug and Cosmetic Act (FDCA) as implemented and enforced by the FDA and equivalent regulations that are enforced by foreign agencies in any other countries in which we pursue commercialization. The FDA and its foreign counterparts generally govern the following activities that we, or others on our behalf, do or will perform, as well as potentially additional activities, to ensure that products we may manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

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

Medical Device Classification in the United States and Europe

AC5 Advanced Wound System in the US and AC5 Topical Hemostat in EU are classified as medical devices. Generally, a product is a medical device if it requires neither metabolic nor chemical activity to achieve the desired effect. AC5 self-assembly, which is the desired effect, is consistent with the medical device definition.

Medical devices in the US and EU are classified along a spectrum on the basis of the amount of risk to the patient associated with the medical device and the controls deemed necessary to reasonably ensure their safety and effectiveness. Class III status, which is the higher-level classification for devices compared to Classes II and I, involves additional procedures and regulatory scrutiny of the product candidate to obtain approvals. Class III devices are those that are deemed to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or that have a new intended use or that use advanced technology not substantially equivalent to that of a legally marketed device.

As a result of the intended use of and the novel technology on which our products and product candidates are based, in general, we anticipate that they would typically be regulated as either Class II or Class III medical device in these jurisdictions, depending upon the intended use. Specifically, AC5 Advanced Wound System is a Class II medical device in the US, and AC5 Topical Hemostat is a Class IIb medical device in EU.

In the US, the FDA recognizes these classes of medical devices:

●

Class I, requiring general controls, including labeling, device listing, reporting and, for some products, adherence to good manufacturing practices through the FDA’s quality system regulations and pre-market notification;

●	Class II, requiring general controls and special controls, which may include performance standards and post-market surveillance; or

●	Class III, requiring general controls and approval of a premarket approval application (PMA), which may include post-market approval conditions and post-market surveillance.

European regulatory authorities, likewise, recognize several classes of medical devices. Classification involves rules found in the European Union Medical Device Directive or European Union Medical Device Regulation and is driven in part by the device’s degree of contact with the patient, invasiveness, active nature, and indications for use. The medical device classes recognized in the EU are:

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

US Class III and certain Class II medical device approvals and EU Class III and certain Class IIa and IIb medical device approvals may require the successful completion of human clinical trials.

US Regulatory Marketing Authorization Process

Products that are regulated as medical devices and that require review by the FDA are subject to either a premarket notification (510(k)), which must be submitted to the FDA for clearance, or a PMA application, which the FDA must approve prior to marketing in the US. The FDA ultimately determines the appropriate regulatory path. For purposes herein, references to regulatory approval and marketing authorization may be used interchangeably.

AC5 Advanced Wound System, which is intended for external use, received marketing authorization through the 510(k) process. To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is "substantially equivalent" to a predicate device or devices, which is typically a legally marketed Class II device in the US. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter. Depending upon a product’s underlying technology and intended use, as well as on FDA processes and procedures, seeking and obtaining a 510(k) can be a lengthy process.

We believe that our product candidates for internal use will require a PMA approval prior to commercialization. A PMA, which is required for most Class III medical devices, must be submitted to the FDA if a device cannot be cleared through another approval process or is not otherwise exempt from the FDA’s premarket clearance requirements. The PMA approval process can be lengthy and expensive. A PMA must generally be supported by extensive data, including without limitation technical, preclinical, clinical trial, manufacturing, and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Clinical trials for a Class III medical device typically require an application for an investigational device exemption (IDE), which would need to be approved in advance by the FDA for a specified number of patients and study sites. Clinical trials are subject to extensive monitoring, recordkeeping, and reporting requirements, and must be conducted under the oversight of an IRB for the relevant clinical trial sites and comply with applicable FDA regulations, including those relating to good clinical practices (GCP).

The PMA process is estimated to take from one to three years or longer, from the time the PMA application is submitted to the FDA until an approval is obtained. During the review period, the FDA will typically request additional information or clarification of the information previously provided. Also, experts from outside the FDA may be convened to review and evaluate the PMA and provide recommendations to the FDA as to the approvability of the device, although the FDA may or may not accept any such recommendations. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities involved with producing the device to ensure compliance with the appropriate regulations. Upon approval of a PMA, the FDA may require that certain conditions of approval, such as conducting a post-market approval clinical trial, be met.

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

European Union Marketing Authorization (CE Mark) Process

A notified body is a private commercial entity designated by the national government of an EU member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements in the EU (a “Notified Body” or “Notified Bodies”). Our Notified Body is The British Standards Institution (BSI).

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

Devices that comply with the requirements of the laws of the selected member state applying the applicable EU directive are entitled to bear a Conformité Européenne mark (CE mark) and can be distributed throughout the member states of the EU, as well as in other countries that have mutual recognition agreements with the EU or have adopted the EU’s regulatory standards.

Under applicable European Medical Device Directives or newer European Medical Device Regulations, a CE mark symbol that is placed on a product declares that the product is compliant with the essential requirements of applicable EU health, safety and environmental protection legislation. In order to receive a CE mark for a product candidate, the company producing the product candidate must select a country in which to apply. Each country in the EU has one competent authority (CA) that implements the national regulations by interpreting the EU directives. CAs also designate and regulate Notified Bodies. An assessment by a Notified Body in the selected country within the EU is required in order to commercially distribute the device. In addition, compliance with ISO 13485 issued by the International Organization for Standardization, among other standards, establishes the presumption of conformity with the essential requirements for CE mark. Certification to the ISO 13485 standard demonstrates the presence of a quality management system that can be used by a manufacturer for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

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

In 2017, the EU regulatory bodies implemented a Medical Device Regulation, which revises several aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device Identification. We, and the Notified Bodies who will oversee compliance to the new Medical Device Regulation, face uncertainties in the upcoming years as it is rolled out and enforced, creating risks in several areas, including the CE mark process, data transparency and application review timetables. The Medical Device Regulation became effective on May 26, 2021, although the European Commission has allowed an implementation period to facilitate transition from the Medical Device Directives. This transition period extends until the end of 2027 for high-risk devices and until the end of 2028 for medium and low risk devices.

Post-Approval Regulation

After a medical device obtains approval from the applicable regulatory agency and is launched in the market, numerous post-approval regulatory requirements would apply. Many of those requirements are similar among the US and EU member states and include:

●	product listing and establishment registration;

●

compliance by us and/or third-parties upon whom we depend with stringent design, testing, control, documentation and other quality assurance processes and procedures related to product design, manufacturing and commercialization;

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

Failure by us, our third-party manufacturers or our other suppliers to comply with applicable regulatory requirements could result in enforcement action by various regulatory authorities, which may result in monetary fines, the imposition of operating restrictions, product recalls, revocation of certificates, criminal prosecution or other sanctions.

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

In line with plans to better harmonize our US and EU product supply chains by using an additional supplier and additional manufacturing processes in the production of AC5 Topical Gel, Arch filed documentation with the FDA seeking such clearance in the US for these additions, each of which had been incorporated into the technical documentation for the European CE mark filing. On March 23, 2020, we announced that the 510(k) premarket notification for AC5 Topical Gel had been reviewed and cleared by the FDA, allowing for the product to be marketed in the US with the aforementioned additions. AC5 Topical Gel was subsequently renamed to AC5 Advanced Wound System in the US.

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

Commercialization

Our Dermal Sciences products are AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe, and the indication for use, or purpose, for each product follows, respectively:

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

For at least the near term future, in order to maximize operational efficiencies and to account for changing landscapes since the COVID-19 pandemic, during which both marketing authorizations were received, we have prioritized the launch of AC5 Advanced Wound System in the United States over that of AC5 Topical Hemostat in Europe, where we have not launched.

We expect the initial commercialization ramp to be gradual through 2024 and then moderately accelerate as we identify and encourage product use by key opinion leaders and early adopters in developing market channels.

We recently started to commercialize AC5 Advanced Wound System. We rely on both an internal commercial team and independent sales distributors to drive awareness and adoption of AC5 Advanced Wound System in several targeted channels with a particular focus on physician offices and government channels, such as Veterans Health Administration (VA) hospitals and military treatment facilities. These settings tend to have many patients whose needs we believe can be addressed by AC5 Advanced Wound System because it is a synthetic self-assembling wound care product that provides clinicians with multi-modal support and utility across all phases of wound healing. Numerous published case studies and accolades highlight the efficacy and safety of AC5 in the treatment of challenging chronic and acute surgical wounds, including limb salvage and healing after other modalities have failed.

We anticipate that material growth in the physician office setting will require product reimbursement. To that end, we applied to the Centers for Medicare and Medicaid Services (CMS) for a dedicated Healthcare Common Procedure Coding System (HCPCS) Level II reimbursement code specific to AC5 Advanced Wound System to better enable providers to bill third party payors for AC5 that is used in doctors’ offices. The unique HCPCS code, A2020, was granted and made effective on April 1, 2023. A dedicated HCPCS code is an important step toward, although not a guarantee of, coverage and reimbursement, and we intend it to enhance our ability to work directly with payors as we expand access in outpatient settings and continue to advocate for clinically appropriate usage of our technology for patients.

In support of the government market, we partnered with Lovell Government Services (LGS), a service-disabled veteran-owned small business, to be our government channel distributor. As a direct result of our relationship with LGS, AC5 Advanced Wound System has been added to the four major government contracting vehicles: Federal Supply Schedule (FSS), General Services Administration (GSA) schedule, Defense Logistics Agency’s Medical Electronic Catalog Program (ECAT), and Distribution and Pricing Agreement (DAPA). This listing enables purchase by federal government agencies, including the Department of Veterans Affairs (VA), Indian Health Services (IHS), and Department of Defense (DOD) Medical Treatment Facilities, and allows doctors in government channels to order AC5 Advanced Wound System.

Our internal core team oversees AC5 Advanced Wound System sales, marketing, and inventory distribution from the warehouse to the customer. We envision hiring additional internal sales representatives to support commercialization.

We have partnerships with reputable, value-added independent sales representatives and distributors, and we expect to add more collaborative agreements on a case-by-case basis to expand the overall reach and footprint of the sales organization. Such collaborations may include strategic partners. We anticipate that we will also periodically terminate certain agreements based on performance or other business criteria.

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

The COVID-19 Pandemic Impact on Commercialization

The COVID-19 pandemic environment introduced significant challenges related to product launch, marketing and sales, as clinicians and facilities became overburdened and increasingly focused on managing resources, the disease, and the virus spread. While the overall environment has improved, many negative effects linger. We have observed the following effects at different times, and anticipate that they will variously wax and wane over time:

●	access to surgeons, potential strategic partners, and facilities outside of the United States has become curtailed;

●	healthcare facilities often have rationed staff and resources, resulting in less focus on wound care;

●	clinicians often have been required to divert their time and resources to urgent COVID-19 needs;

●	clinicians often have been required to quarantine due to exposure to a COVID-19 positive individual or isolate because of contracting symptomatic or asymptomatic COVID-19 disease;

●	administrators who may be required to facilitate or approve new product intake are constrained by new and other pressing priorities; and

●	the volume of elective surgical procedures has been constrained periodically;

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

Manufacturing

We work with contract manufacturing and related organizations, including those operating under cGMP, as is required by applicable regulatory agencies for production of product that can be used for preclinical and human testing as well as for commercial use. We also have engaged and continue to engage other third parties in the United States and abroad to advise on and perform certain manufacturing and related activities, typically with assistance from our team. The activities include development of our primary product candidates, as well as generation of appropriate analytical methods, scale-up, and other procedures for use by manufacturers and/or other members of our supply chain to produce or process our products at current and/or larger scale quantities for research, development, and commercialization.

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

The manufacturing methods that we use to produce our current products rely on detailed, complex and difficult to manage synthetic organic chemistry processes. Although use of those methods requires that we engage manufacturers that possess the expertise, skill and know-how involved with those methods, the required equipment to use those methods is widely available. Our current products are synthesized from naturally occurring ingredients amino acids that, while not sourced from humans or other animals, do exist in their natural state in humans. That type of ingredient may be more likely to be categorized as “generally recognized as safe”, or “GRAS”, by the FDA.

Industry and Competition

Arch is developing technology for Dermal Sciences and BioSurgery applications. We seek to provide a product set with broad utility in external and internal applications. Features of the technology highlight its potential utility in a range of settings, including traditional open procedures and the often more challenging minimally invasive surgeries.

Common features of our current and planned products, as described herein, are driven by the mechanism of action, which itself is derived from the underlying physicochemical properties or our AC5 self-assembling peptide technology and Arch’s product safety and performance specifications. Those features, which include, among others, that they possess barrier properties and can create an environment permissive to healing, can deliver a benefit in the treatment of external and internal wounds that are open, exposed, bleeding, leaking, and/or at risk for excessive inflammation or contamination.

Dermal Sciences

We have received marketing authorizations for AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe. Compared to many other advanced wound dressings on the market, ours can be used throughout all phases of wound healing (i.e., inflammatory, proliferative, and remodeling).

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

According to a 2018 report by Nussbaum et al., data from calendar year 2014 estimated that Medicare alone spent between $28.1 to $96.8 billion for all wound care types, and that nearly 15% (8.2 million) of Medicare beneficiaries were diagnosed with at least one type of wound or wound-related infection (https://www.doi.org/10.1016/j.jval.2017.07.007). Furthermore, a 2017 report by Chan et al indicated that the mean one-year cost of care from the perspective of a health-care public payer was $44,200 for a diabetic foot ulcer, $15,400 for a pressure ulcer and $11,000 for a leg ulcer (https://www.doi.org/10.12968/jowc.2017.26.sup4.s4). Woods et al in 2020 estimated that the cost per admission among patients with diabetic foot ulcers was $8,145 if the wound was not infected and $11,290 if the wound was infected (www.doi.org/10.1371/journal.pone.0232395). Han et al noted in 2017 that lessening a hospital admission by just one day represents an enormous cost savings and is separately beneficial to the patient (https://www.doi.org/10.1007/s12325-017-0478-y).

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

While the wound care opportunity is large for safe, efficacious, and novel products, the competitive landscape is also crowded and challenging. For instance, while many of the commercially marketed advanced wound care dressings or other products, may provide utility in certain situations, and possess some novel features, surgeons often describe an inability to differentiate one from the other. In addition, many advanced products are expensive when accounting for wound surface area coverage, are not user friendly, and/or may need to rely on the passage of several weeks of time for the wound bed to adequately be prepared before they can be used, which itself adds burden to their use.

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

We believe that AC5 Advanced Wound System is sufficiently differentiated to replace certain competitive products, complement other products and procedures by potentially enabling the wound bed to be ready sooner, and enable more procedures to be done sooner and/or in settings where they could not be performed easily before.

Features and benefits of AC5 Advanced Wound System may include that it:

●	is a self-assembling wound care matrix and may provide better outcomes across all phases of wound;
●	conforms to irregularly shaped wound geometry;
●	may be used in either lower acuity (e.g., doctor’s offices) or higher acuity (e.g., operating rooms) settings;
●	can be used in conjunction with aggressive surgical debridement;
●	can be used on a wound whether or not it is bleeding;
●	is agnostic to the presence of anti-thrombotic therapy (aka, blood thinners);
●	can be used on a chronic, stalled wound that has been previously unresponsive to or failed treatment regimens;
●	provides a protective barrier to mitigate contamination and modulating inflammation;
●	donates moisture to the wound;
●	can create wound microenvironment conducive to healing;
●	aids in epithelial cell migration;
●	creates an extracellular matrix-like structure to enable cell and tissue growth;
●	is self-healing, in that it can dynamically self-repair around migrating cells;
●	may reduce healing time and patient burden;
●	is user-friendly, easy to prepare, and easy to apply;
●	may be stored at ambient temperature; and
●	may reduce treatment costs while improving outcomes in certain patients.

BioSurgery

We are developing BioSurgery products for internal use, including for hemostasis and sealant applications, and gastrointestinal endoscopic surgical procedures, and we believe that our technology will be useful in addressing the constant demand for better performance and safety in minimally invasive surgery (MIS), traditional surgery, Natural Orifice Translumenal Endoscopic Surgery (NOTES), and other procedures.

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

●	increased use of anticoagulants and other anti-thrombotic agents (blood thinners) due to co-morbidities, but which predispose patients to bleeding;

●	the increasingly difficult nature of procedures expected to be performed by surgeons with the least invasive method feasible in the less expensive settings accessible; and

●	the desire to lower procedure time to increase operating room through-put, increase shift volume, and lessen in-procedure time for patient’s well-being;

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

In a trend to make traditional minimally invasive surgery even less invasive, known as NOTES, a procedure is performed through an endoscope that is passed through a natural orifice, such as the mouth, urethra, anus, or vagina, and then through an internal incision in the stomach, vagina, bladder or colon. NOTES advantages include those of MIS to a potentially even greater degree, as well as the lack of external incisions and external scars, improved visibility, and the possibility to avoid managing potential obstacles to surgery, such as extensive adhesions from prior procedures. However, compared to MIS, margin for error in NOTES is even less. NOTES may be performed by surgeons or endoscopists, yet the techniques can be challenging to learn and are in their early stages of development. Practitioners may seek additional tools, including BioSurgery products where relevant, to enable them to operate efficiently, effectively, and safely.

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

We are also developing products for gastrointestinal and NOTES procedures, endoscopic mucosal resections (EMR) and endoscopic submucosal dissections (ESD). Surgical endoscopists are removing more complicated tumors and lesions from the gastrointestinal tract via EMR and ESD, which are endoscopic techniques to remove early-stage cancer and precancerous growths from the lining of the digestive tract through long narrow equipment, which consist of ports, catheters, lights, monitors, and video cameras. This represents the least invasive interventional approach known.

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

Several companies have products that provide either a lift or are hemostatic. Based on early indicators, we believe that AC5-G provides properties for both lift and hemostasis. AC5-G was featured in a video presentation during the Emerging Technology Session of the Society of American Gastrointestinal and Endoscopic Surgeons (SAGES) 2020 Annual Meeting.

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

●	Reimbursement for some competing products and product categories may be more established, making it surgeon less likely to use a newer product with limited history of successful reimbursement.

Other Governmental Regulations and Environmental Matters

We are or may become subject to various laws and regulations regarding laboratory practices and the use of animals in testing, as well as environmental laws and regulations governing, among other things, any use and disposal by us of hazardous or potentially hazardous substances in connection with our research. At this time, costs attributable to environmental compliance are not material. In each of these areas, applicable US and foreign government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on our business. Additionally, if we are able to successfully obtain approvals for, and commercialize our product candidates, then the Company and our products may become subject to various federal, state and local laws targeting fraud, abuse, privacy and security in the healthcare industry.

Intellectual Property

We are focused on the development of self-assembling compositions, particularly self-assembling peptide compositions, and methods of making and using such compositions primarily in healthcare applications. Suitable applications of these compositions include limiting or preventing the movement of bodily fluids and contaminants within or on the human body, preventing adhesions, treatment of leaky or damaged tight junctions, and reinforcement of weak or damaged vessels, such as aneurysms. Our strategy to date has been to develop an intellectual property portfolio in high-value jurisdictions that tend to uphold intellectual property rights and apply business judgment rules to determine which patent applications to pursue and, if granted, which patents to maintain. The information provided is subject to change if pending patent applications are abandoned, issued patents are allowed to lapse, or new applications are filed.

As of February 2, 2024, we either own or license from others a number of US patents, US patent applications, foreign patents and foreign patent applications.

Six patent portfolios assigned to Arch Biosurgery, Inc. include approximately 50 patents and pending applications in approximately 20 jurisdictions, including approximately 11 patents and pending applications in the US. These portfolios cover self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including approximately eight issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476; US 10,314,886; US 10,682,386, and 10,869,907) that expire between 2026 and 2034 (absent any potential patent term extension), as well as approximately 30 patents that have been either allowed, issued or granted in foreign jurisdictions.

We have also entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (MIT) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include approximately 30 patents and pending applications drawn to self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof in a total of nine jurisdictions. The portfolios include five issued US patents (US 9,511,113; US 9,084,837; US 10,137,166; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent any potential patent term extension), as well as additional patents that have been either allowed, issued or granted in foreign jurisdictions.

The portfolios non-exclusively licensed from MIT include a number of US and foreign applications, including three issued US patents (US 7,846,891; US 7,713,923; and US 8,901,084) that expire between 2024 and 2026 (absent any potential patent term extension), as well as additional patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Employees

We presently have eight full-time employees, and we make extensive use of third-party contractors, consultants, and advisors to perform many of our present activities. We expect to increase the number of our employees as we increase our operations.

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

On January 18, 2023, the Company entered into Amendment No. 1 to the 2022 SPA (the “Amendment” and, together with the 2022 SPA, the “Amended 2022 SPA”), with certain Investors in connection with the second closing of the 2022 Convertible Note Offering for the issuance and sale by the Company to such Investors of an aggregate of (i) Unsecured Convertible Promissory Notes (each a “Second Note” and collectively, the “Second Notes”) in the aggregate principal amount of $636,000, which includes an aggregate $106,000 original issue discount in respect of the Second Notes; (ii) warrants (the “Second Warrants”) to purchase an aggregate of 127,968 shares (the “Second Warrant Shares”) of Common Stock; and (iii) 9,598 shares of Common Stock (the “Second Inducement Shares”). The aggregate gross proceeds for the sale of the Second Notes, Second Warrants and Second Inducement Shares was approximately $530,000, before deducting any placement agent’s fees and other estimated fees and offering expenses payable by the Company. The second closing of the sales of these securities under the Amended 2022 SPA occurred on January 18, 2023 (the “Second Closing Date”). As background, the Company originally entered into a Securities Purchase Agreement, dated July 6, 2022 (the “2022 SPA”), with certain institutional and accredited individual investors (collectively, the “Investors”) for the issuance and sale by the Company to the Investors of convertible promissory notes (the “2022 Notes”), warrants (the “2022 Warrants”) to purchase shares of common stock, par value $0.001 per share (the “Common Stock”), and shares of Common Stock (the “2022 Inducement Shares”, and together with the 2022 Notes, and 2022 Warrants, the “2022 Convertible Note Offering”). The First Closing of the 2022 Convertible Note Offering occurred on July 6, 2022.

On February 14, 2023, the Company entered into an amendment to its outstanding 2022 Notes with the holders of such notes. Also on February 14, 2023, the Company entered into an amendment to its outstanding Second Notes with the holders of such notes. These actions amended the 2022 Notes and Second Notes to extend the Uplist Transaction deadline related to the Company’s efforts to uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American from February 15, 2023 to March 15, 2023.

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

Under Amendment No. 2 to the 2022 Notes, the following amendments to the 2022 Notes will be effective at the moment in time immediately preceding the consummation of the offering (the “Effective Time”) in connection with the uplist of the Common Stock to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”). If a 2022 Note holder elects to participate in the Uplist Transaction (each, a “Participating Holder”) for an amount equal to no less than 50% of the Participating Holder’s original investment amount in the 2022 Private Placement Financing (the “Minimum Investment Amount”), such holder will be entitled to repayment of the principal amount of their 2022 Notes upon closing of the Uplist Transaction. In addition, the Company will issue to each Participating Holder a new convertible promissory note equal to the product of 2.4 and the sum of any prepayment premiums and total interest payable on such Participating Holder’s 2022 Notes (the “2023 Notes”). The 2023 Notes will have a maturity date of July 6, 2024 and will be on substantially the same terms as the original 2022 Notes as applicable. For non-Participating Holders (each, a “Non-Participating Holder”), the maturity date of the 2022 Notes held by such Non-Participating Holder will be extended to July 6, 2024. Further, each Non-Participating Holder will waive their right to demand repayment of any portion of the outstanding balance of such holder’s 2022 Notes upon an Uplist Transaction. Notwithstanding the foregoing, if the registration statement filed in connection with the Uplist Transaction is not declared effective by 11:59 P.M. (EST) on March 15, 2023 (the “Amendment No. 2 Termination Date”), Amendment No. 2 to the 2022 Notes will automatically terminate and shall be of no further force or effect without any further action by the Company or the Requisite Holders, provided, that the Amendment No. 2 Termination Date may be extended by the written approval of the Company and 2022 Notes holders which purchased at least 50% plus $1.00 of the 2022 Notes based on the initial principal amounts thereunder (the “Requisite Holders”).

On March 10, 2023, the Company also entered into an amendment (the “Series 1 Note Amendment”) with each of the holders of the Company’s outstanding Series 1 Convertible Notes (as amended, the “Series 1 Notes”). Also on March 10, 2023, the Company entered into an amendment (the “Series 2 Note Amendment” and, together with the Series 1 Amendment, the “Series Note Amendments”) with each of the holders of the Company’s outstanding Series 2 Convertible Notes (as amended, the “Series 2 Notes” and, together with the Series 1 Notes, the “Series Convertible Notes”). Pursuant to the Series Note Amendments, the Company can elect to convert the principal and accrued interest under the Series Convertible Notes (the “Series Note Obligations”) upon the earlier of the completion of an Uplist Transaction or maturity date of the Series 1 Notes and Series 2 Notes. In the event the Company exercises such option, the Series Note Obligations will be deemed to equal the product of 4.5 (which was previously 1.6 prior to the Series Note Amendments) and the outstanding Series Note Obligations. Notwithstanding the foregoing, if the registration statement filed in connection with the Uplist Transaction is not declared effective by 11:59 P.M. (EST) on March 15, 2023 or such later extended date as provided for therein (the “Series Note Amendments Termination Date”), the Series Note Amendments will automatically terminate without any further action by the Company or the holders of the Series Convertible Notes. The Series Note Amendments Termination Date will be automatically extended upon any extension of the Amendment No. 2 Termination Date.

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

As a result of the entry into the Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to (i) extend the Amendment No. 2 Termination Date from March 15, 2023 to April 15, 2023; (ii) modify the terms of the Uplist Transaction repayment provision; and (iii) provide for the issuance of the 2023 Notes, subject to completion of the Uplist Transaction. Also, on March 15, 2023, in connection with Amendment No. 3 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of completion of an Uplist Transaction from March 15, 2023 to April 15, 2023.

On April 15, 2023, the Company entered into an amendment (“Amendment No. 4 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023 and March 15, 2023, issued in connection with the First Closing. On April 15, 2023, the Company also entered into an amendment (“Amendment No. 4 to the Second Notes” and, together with Amendment No. 4 to the First Notes, “Amendment No. 4 to the 2022 Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023 and March 15, 2023 issued in connection with the Second Closing. Under Amendment No. 4 to the 2022 Notes, the 2022 Notes and Second Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from April 15, 2023 to May 15, 2023.

As a result of the entry into Amendment No. 4 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from April 15, 2023 to May 15, 2023. Also, on April 15, 2023, in connection with Amendment No. 4 to the 2022 Notes, and pursuant to the terms of the Company's outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of an Uplist Transaction from April 15, 2023 to May 15, 2023.

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

On May 15, 2023, the Company entered into an amendment (“Amendment No. 5 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023 and April 15, 2023, issued in connection with the First Closing to extend the date of the completion of the Uplist Transaction from May 15, 2023 to June 15, 2023. On May 15, 2023, the Company also entered into an amendment (“Amendment No. 5 to the Second Notes” and, together with Amendment No. 5 to the First Notes, “Amendment No. 5 to the 2022 Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023 and April 15, 2023 issued in connection with the Second Closing to extend the date of the completion of the Uplist Transaction from May 15, 2023 to June 15, 2023.

As a result of the entry into Amendment No. 5 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from May 15, 2023 to June 15, 2023. Also, on May 15, 2023, in connection with Amendment No. 5 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of an Uplist Transaction from May 15, 2023 to June 15, 2023.

Through May 15, 2023, the Company raised $538,000 in the form of shareholder advances from two different investors to support operations in advance of the Company’s prospective Uplisting Transaction. On May 15, 2023, $488,000 of these shareholder advances, which was contributed by a single investor, were issued an Unsecured convertible note (the “Third Note”) in connection with the Third Closing of the 2022 Convertible Note Offering. The remaining $50,000 that was raised by the Company in the form of shareholder advances was repaid per the agreed terms on July 7, 2023 for $60,000.

On May 18, 2023 and May 31, 2023, the Company raised $340,000 and $350,015 from a shareholder and a third-party investor, respectively, to support operations in advance of the Company’s anticipated closing of the Bridge Offering (as defined below).  On July 7, 2023, the amount prefunded by the current shareholder was included in the first closing of a common stock, pre-funded warrant and common warrants Bridge Offering. The amount prefunded by the third-party investor is expected to be included in a subsequent closing of the Bridge Offering.

On June 15, 2023, the Company entered into an amendment (“Amendment No. 6 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023 and May 15, 2023, issued in connection with the First Closing to extend the date of the completion of the Uplist Transaction from June 15, 2023 to July 1, 2023. On June 15, 2023, the Company also entered into an amendment (“Amendment No. 6 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023 and May 15, 2023 issued in connection with the Second Closing to extend the date of the completion of the Uplist Transaction from June 15, 2023 to July 1, 2023. On June 15, 2023, the Company also entered into an amendment (“Amendment No. 1 to the Third Notes and, together with Amendment No. 6 to the First Notes and Amendment No. 6 to the Second Notes, the “First Series of Amendments to the 2022 Notes”) with the holder of the Company’s outstanding Third Notes issued in connection with the Third Closing to extend the date of the completion of the Uplist Transaction from June 15, 2023 to July 1, 2023.

As a result of the entry into First Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from June 15, 2023 to July 1, 2023. Also, on June 15, 2023, in connection with First Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from June 15, 2023 to July 1, 2023.

On July 1, 2023, the Company entered into an amendment (“Amendment No. 7 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, and June 15, 2023, issued in connection with the First Closing. On July 1, 2023, the Company also entered into an amendment (“Amendment No. 7 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, and June 15, 2023, issued in connection with the Second Closing. On July 1, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Third Notes and, together with Amendment No. 7 to the First Notes and Amendment No. 7 to the Second Notes, the “Second Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, issued in connection with the Third Closing. Under the Second Series of Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from July 1, 2023 to July 31, 2023.

As a result of the entry into the Second Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from July 1, 2023 to July 31, 2023. Also, on July 1, 2023, in connection with the Second Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from July 1, 2023 to July 31, 2023.

On July 7, 2023, the Company announced that it had entered into a Securities Purchase Agreement (the “Bridge SPA”) with certain institutional and accredited individual investors (collectively, the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of (i) 1,749,245 shares (the “Shares”) of common stock, par value $0.001, of the Company (the “Common Stock”) at a purchase price of $0.275 per share; (ii) 4,996,199 warrants (the “Pre-Funded Warrants”) at a purchase price of $0.274 per Pre-Funded Warrant, to purchase an aggregate of 4,996,199 shares of Common Stock (the “Pre-Funded Warrant Shares”); and (iii) 13,490,888 warrants (the “Common Warrants”) to purchase an aggregate 13,490,888 shares of Common Stock (the “Common Stock Warrants Shares”). The Shares, Pre-Funded Warrants, and Common Warrants were issued as part of a private placement offering authorized by the Company’s Board of Directors (the “Bridge Offering”).

Pursuant to the lock-up agreement provided for by the Bridge SPA, the Investors agreed that they would either (A) purchase securities, for cash, in an offering conducted in conjunction with an uplist of the Common Stock to any of, and in compliance with the rules of, the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”) with an aggregate purchase price equal to at least 4.3 multiplied by the aggregate purchase price paid by the Investor for the Shares, Pre-Funded Warrants and Common Warrants under the Bridge SPA or (B) be subject to a lock-up provision not to sell or otherwise transfer any of the Shares, Pre-Funded Warrant Shares or Common Warrant Shares acquired by them in the Bridge Offering until the one-year anniversary of the Closing Date. The aggregate gross proceeds for the sale of the Shares, Pre-Funded Warrants, and Common Warrants will be approximately $1.85 million, before deducting the placement agent’s fees and other estimated fees and offering expenses payable by the Company. The closing of the sales of these securities under the Bridge SPA occurred on July 7, 2023 (the “Closing Date”).

The Bridge SPA also provides additional provisions including: i) certain adjustments that would require the Company to issue additional securities to the Investors if the effective offering price to the public of Common Stock in connection with the next underwritten public offering is less than $4.00 per share; ii) a requirement to register the Shares, Pre-Funded Warrant Shares, and Common Stock Warrant Shares on a subsequent registration statement or statements; and, iii) certain restrictions on the Company’s ability to conduct subsequent sales of its equity securities and certain business activities.

On July 7, 2023, the Company also entered into an amendment (“Amendment No. 8 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, and July 1, 2023, issued in connection with the First Closing. On July 1, 2023, the Company also entered into an amendment (“Amendment No. 8 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, and July 1, 2023, issued in connection with the Second Closing. On July 1, 2023, the Company also entered into an amendment (“Amendment No. 3 to the Third Notes”, and, together with Amendment No. 8 to the First Notes and Amendment No. 8 to the Second Notes, the “Third Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, issued in connection with the Third Closing.

Under the Third Series of Amendments to the 2022 Notes, the following amendments to the 2022 Notes, Second Notes, and Third Notes will be simultaneously effective upon the closing of an offering conducted in conjunction with an uplist of the Common Stock to any of, and in compliance with the rules of, the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”). The Specified Percentage (as defined below) of the then outstanding principal amount of the 2022 Notes, Second Notes, and Third Notes shall automatically convert (the “Automatic Conversion”) into shares of Common Stock, with the conversion price for purposes of such Automatic Conversion being equal to the lower of (i) the per unit price at which any units (each unit being comprised of one share or share equivalent and accompanying warrants, if any) are sold in the Uplist Transaction or (ii) the price at which warrants issued in the Uplist Transaction are exercisable (but in no event increased above the conversion price in effect immediately prior to the pricing of the Uplist Transaction).

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

“Specified Percentage” means the greater of: (i) the percentage specified by the Company by notice to the holders of the 2022 Notes, Second Notes and Third Notes (the “Holders”, and each a “Holder”) at least five business days prior to the closing of the Uplist Transaction, which percentage shall be the percentage necessary to ensure the applicable Nasdaq requirements regarding the Uplist Transaction are satisfied, and (ii) the percentage specified by the Holder by notice to the Company at least three business days prior to the closing of the Uplist Transaction (which percentage may be different for each 2022 Note, Second Note, and/or Third Note as determined by each Holder thereof); provided, that in no event shall the Specified Percentage for the 2022 Notes, Second Notes, and/or Third Notes (A) exceed twenty five percent (25%) unless otherwise agreed in writing by the Holder, or (B) exceed fifty percent (50%) unless otherwise agreed in writing by the Company.

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

On July 7, 2023 the Company paid $60,000 to a shareholder that had previously advanced the Company $50,000 to support operations. The payment satisfied all remaining obligations in connection with the $538,000 of shareholder advances received by the Company through May 15, 2023. The additional $488,000 was issued as a Third Note.

Additional information related to all such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 13, 2023.

During July 2023, the Company entered into a finance agreement with First Insurance Funding to fund a portion of its insurance policies. For the year ended September 30, 2023, the amount financed is approximately $395,000 and incurs interest rates ranging from 7.49% to 9.90%. The Company is required to make monthly payments of approximately $35,000 through April 2024.

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

On July 18, 2023, the Board of the Directors of the Company (our “Board) executed a unanimous written consent that, among other things, approved, subject to the approval of a majority of the stockholders of the Company, the following: 1) amend the Amended and Restated Articles of Incorporation (the “Articles”) to a) increase the number of authorized shares of common stock, par value $0.001 (the “Common Stock”) from 12 million to 350 million, b) create 5,000,000 shares of “blank check” preferred stock, and c) approve a reverse split at a ratio of between 1.5-for-1 and 20-for-1 without any proportionate decrease in the number of authorized shares; 2) amend the Bylaws of the Company to a) allow action by written consent of stockholders representing more than 50% of the total number of shares of Common Stock currently issued and outstanding, and b) establish that holders of thirty-three and one-third (33.3333%) of the total number of shares of Common Stock currently issued and outstanding shall constitute a quorum at any meeting of stockholders for the transaction of business, except as otherwise provided by the NRS or by the Articles; and, 3) approve the 2023 Omnibus Equity Incentive Plan with an initial reservation of 455,169 shares, options or other such grants.

Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 24, 2023.

On July 31, 2023, the Company entered into an amendment (“Amendment No. 9 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023 and July 7, 2023 issued in connection with the First Closing. On July 31, 2023, the Company also entered into an amendment (“Amendment No. 9 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, and July 7, 2023 issued in connection with the Second Closing. On July 31, 2023, the Company also entered into an amendment (“Amendment No. 4 to the Third Notes and, together with Amendment No. 9 to the First Notes and Amendment No. 9 to the Second Notes, the “Fourth Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023 and July 7, 2023 issued in connection with the Third Closing. Under the Fourth Series of Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from July 31, 2023 to August 31, 2023.

As a result of the entry into the Fourth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from July 31, 2023 to August 31, 2023. Also, on July 31, 2023, in connection with the Fourth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from July 31, 2023 to August 31, 2023.

On August 13, 2023, our Board adopted and approved the Amended and Restated 2023 Equity Incentive Plan (the “A&R Plan”), subject to stockholder approval, which amended and restated the Company’s 2023 Equity Incentive Plan originally approved by the Board on July 18, 2023 (the “Plan”). The Plan was amended and restated to (i) shorten the Plan’s duration from 10 years to 6 years, (ii) decrease the annual Evergreen Shares (as defined in the A&R Plan) percentage from six percent (6%) to five percent (5%), (iii) limit the Plan’s incremental 15% increases to shares issued in connection with the “Bridge Financing”, the “Uplist Transaction” and/or, to the extent provided by the A&R Plan, a “Qualifying Offering” (as such terms are defined in the A&R Plan), and (iv) require that seventy-five percent (75%) of the Evergreen Shares be granted as stock options, stock appreciation rights and/or performance-based awards, among other things. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on August 23, 2023.

On August 22, 2023, the Company received a written consent in lieu of a meeting of stockholders representing a majority of the voting power of the outstanding shares of voting stock of the Company (the “Majority Stockholders”) approving the A&R Plan and thereafter, the Company filed a preliminary Information Statement on Schedule 14C (the “Information Statement”) with the Securities and Exchange Commission (the “SEC”) with respect to the transactions contemplated hereby.

On August 30, 2023, the Company entered into an amendment (“Amendment No. 10 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, and July 31, 2023 issued in connection with the First Closing. On August 30, 2023, the Company also entered into an amendment (“Amendment No. 10 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, and July 31, 2023 issued in connection with the Second Closing. On August 30, 2023, the Company also entered into an amendment (“Amendment No. 5 to the Third Notes” and, together with Amendment No. 10 to the First Notes and Amendment No. 10 to the Second Notes, the “Fifth Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, July 7, 2023, and July 31, 2023 issued in connection with the Third Closing. Under the Fifth Series of Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from August 31, 2023, to September 30, 2023.

As a result of the entry into the Fifth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from August 31, 2023, to September 30, 2023. Also, on August 30, 2023, in connection with the Fifth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from August 31, 2023 to September 30, 2023.

On August 30, 2023, the Company also entered into an amendment (“Amendment No. 1 to the Second A&R Registration Rights Agreement”) to that certain Second Amended and Restated Registration Rights Agreement, dated as of May 15, 2023, with effect as of June 17, 2023, by and among the Company and certain institutional and accredited individual investors (the “Second A&R Registration Rights Agreement”). Under Amendment No. 1 to the Second A&R Registration Rights Agreement, the Second A&R Registration Rights Agreement was amended to extend the filing deadline by which the Company is obligated to file with the Securities and Exchange Commission (the “SEC”) a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the Second Closing and Third Closing to the date that is 45 days following the Uplist Transaction.

On August 30, 2023, the Company also entered into an amendment (“Amendment No. 1 to the Bridge SPA”), with certain institutional and accredited individual investors that participated in the first closing of the Bridge Offering to extend the date by which additional closings under the SPA are permitted from 30 days after the Initial Closing Date to 90 days after the Initial Closing Date.

On August 30, 2023, the Company also entered into an amendment (“Amendment No. 1 to the Registration Rights Agreement”) to that certain Registration Rights Agreement, dated as of July 7, 2023, by and among the Company and certain institutional and accredited individual investors (the “Registration Rights Agreement”). Under Amendment No. 1 to the Registration Rights Agreement, the Registration Rights Agreement was amended to extend the filing deadline by which the Company is obligated to file with the SEC a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the Bridge Offering, to the earlier of (i) the date that is 30 days following the Uplist Transaction and (ii) October 31, 2023.

Additional information related to all such matters can be found in the Form 8-K filed by the Company with the Securities and Exchange Commission on September 6, 2023.

On August 31, 2023, the Company consummated a second closing of the Bridge Offering pursuant to the terms and conditions of the SPA with certain institutional and accredited individual investors (collectively, the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of (i) 1,527,150 shares of Common Stock (the “Shares”) at a purchase price of $0.275 per share; (ii) 1,058,743 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,058,743 shares of Common Stock, at a purchase price of $0.274 per Pre Funded Warrant (the “Pre-Funded Warrant Shares”); and (iii) 5,171,786 warrants (the “Common Warrants” and together with the Pre-Funded Warrants, the “Warrants”) to purchase an aggregate of 5,171,786 shares of Common Stock (the “Common Warrant Shares” and together with the Pre-Funded Warrant Shares, the “Warrant Shares”). The Shares, Pre-Funded Warrants, and Common Warrants were issued as part of the second closing of the Bridge Offering. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on September 7, 2023.

On September 1, 2023, the Company filed a definitive Information Statement with the SEC and commenced mailing the definitive Information Statement to the Company’s stockholders notifying them of the action taken by written consent on August 22, 2023 to approve the A&R Plan. Under the applicable SEC regulations, the A&R Plan became effective 20 days from the date of the mailing of the definitive Information Statement to the Company’s stockholders.

On September 21, 2023, the Company amended its Articles of Incorporation by filing a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of Nevada to increase the total number of authorized shares of common stock, par value $0.001 per share, from 12,000,000 to 350,000,000, and to authorize 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share. The Certificate of Amendment was authorized by the Board of Directors on July 18, 2023, and the amendments to the Company’s Articles of Incorporation were approved by the Company’s stockholders on August 22, 2023.

On September 30, 2023 the Company entered into an amendment (“Amendment No. 11 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, and August 30, 2023 issued in connection with the First Closing. On September 30, 2023, the Company also entered into an amendment (“Amendment No. 11 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, and August 30, 2023 issued in connection with the Second Closing. On September 30, 2023, the Company also entered into an amendment (“Amendment No. 6 to the Third Notes” and, together with Amendment No. 11 to the First Notes and Amendment No. 11 to the Second Notes, the “Sixth Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, July 7, 2023, July 31, 2023, and August 30, 2023 issued in connection with the Third Closing. Under the Sixth Series of Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from September 30, 2023 to October 31, 2023.

As a result of the entry into the Sixth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from September 30, 2023, to October 31, 2023. Also, on September 30, 2023, in connection with the Sixth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from September 30, 2023 to October 31, 2023.

Additional information related to such matters can be found in the Form 8-K filed by the Company with the Securities and Exchange Commission on October 4, 2023.

On October 30, 2023, the Company received a shareholder advance of $100,000 to support the operations of the Company.

On November 8, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE SPA”) with certain institutional and accredited individual investors (collectively, the “Investors”) providing for the issuance and sale by the Company to the Investors of (i) pre-funded warrants (the “PIPE Pre-Funded Warrants”) and (ii) warrants (the “PIPE Common Warrants” and together with the PIPE Pre-Funded Warrants, the “PIPE Warrants”). The PIPE Pre-Funded Warrants and PIPE Common Warrants will be issued as part of a private placement offering authorized by the Company’s Board of Directors (the “PIPE Offering”). The aggregate gross proceeds for the sale of the PIPE Pre-Funded Warrants and PIPE Common Warrants will be approximately $7.1 million, before deducting the placement agent’s fees and other estimated fees and offering expenses payable by the Company. The purpose of the PIPE Offering is mainly to assist the Company in meeting the initial listing requirements of the Nasdaq Capital Market, including for purposes of the minimum stockholders’ equity requirement and the requirement of the Company to achieve its listing in connection with a firm commitment underwritten public offering. The closing of the PIPE Offering is contingent upon, among other conditions, a registration statement that registers the PIPE Warrant Shares for resale being declared effective by the SEC and the approval of the listing of the Common Stock on Nasdaq, and the closing is expected to occur immediately prior to the pricing of the Uplist Transaction.

On November 8, 2023, the Company entered into an amendment (“Amendment No. 12 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023 and September 30, 2023 issued in connection with the First Closing. On November 8, 2023, the Company also entered into an amendment (“Amendment No. 12 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023 and September 30, 2023 issued in connection with the Second Closing. On November 8, 2023, the Company also entered into an amendment (“Amendment No. 7 to the Third Notes” and, together with Amendment No. 12 to the First Notes and Amendment No. 12 to the Second Notes, the “Seventh Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023 and September 30, 2023 issued in connection with the Third Closing. Under the Seventh Series of Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an Uplist Transaction from October 31, 2023, to November 15, 2023.

In addition to the foregoing, the following amendments to the 2022 Notes, Second Notes, and Third Notes will be simultaneously effective upon the closing of the Uplist Transaction. Fifty percent (50%) of the then outstanding principal amount of the 2022 Notes, Second Notes and Third Notes shall automatically convert (the “Automatic Conversion”) into shares of Common Stock, with the conversion price for purposes of such Automatic Conversion of $4.00. Upon the Automatic Conversion and to the extent that the beneficial ownership of a holder of 2022 Notes, Second Notes, and Third Notes (a “Holder” and, all holders of 2022 Notes together, the “Holders”) would increase over the applicable Ownership Limitation, the Holder will receive pre-funded warrants in lieu of shares of Common Stock otherwise issuable to the Holder in connection with the Automatic Conversion, which may be exercised on a cashless basis, shall be exercisable immediately upon issuance and shall contain a customary beneficial ownership limitation provision.

In addition, upon the Automatic Conversion, the Holder shall receive a warrant (the “Uplist Conversion Warrant”, and the shares issuable upon exercise thereof, the “Uplist Conversion Warrant Shares”) to purchase a number of shares of Common Stock equal to 6.3812 times the dollar amount under the 2022 Notes, Second Notes, Third Notes that was converted in the Automatic Conversion. The Uplist Conversion Warrant shall have an exercise price per share of $4.00 and shall otherwise be identical to the PIPE Common Warrant.

As a result of the entry into the Seventh Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from October 31, 2023, to November 15, 2023. Also, on November 8, 2023, in connection with the Seventh Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from October 31, 2023 to November 15, 2023.

On November 8, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Second A&R Registration Rights Agreement”) to that certain Second Amended and Restated Registration Rights Agreement, dated as of May 15, 2023, as amended on June 17, 2023, by and among the Company and certain institutional and accredited individual investors (as amended, the “Second A&R Registration Rights Agreement”). Under Amendment No. 2 to the Second A&R Registration Rights Agreement, the Second A&R Registration Rights Agreement was amended to (I) extend the filing deadline by which the Company is obligated to file with the SEC a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the 2022 Convertible Note Offering to the earlier of (i) the date that is 30 days following the Uplist Transaction and (ii) November 30, 2023, and (II) to provide for the inclusion of the Registerable Securities (as defined therein) in the Uplist S-1 (as defined therein).

On November 8, 2023, the Company also entered into an amendment to the Bridge SPA (“Amendment No. 2 to the Bridge SPA”), with certain institutional and accredited individual investors that participated in the Bridge Offering. Under Amendment No. 2 to the Bridge SPA, upon the closing of the next underwritten public offering of Common Stock (the “Qualifying Offering”), which the Company agreed is the Uplist Transaction, if the effective offering price to the public per share of Common Stock (the “Qualifying Offering Price”) is lower than $4.00 per share, then the Company shall issue additional Bridge Pre-Funded Warrants (the “True-Up Pre-Funded Warrants”), or shares of Common Stock (the “True-Up Shares”) in lieu thereof to the extent necessary to cause the Company to meet the listing requirements of the Company’s proposed trading market in the Uplist Transaction, in an amount reflecting a reduction in the purchase price paid for the Bridge Shares and Bridge Pre-Funded Warrants that equals the proportion by which the Qualifying Offering Price is less than $4.00.

On November 8, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Bridge Registration Rights Agreement”) to that certain Registration Rights Agreement, dated as of July 7, 2023, as amended on August 30, 2023, by and among the Company and certain institutional and accredited individual investors (as amended the “Bridge Registration Rights Agreement”). Under Amendment No. 2 to the Bridge Registration Rights Agreement, the Bridge Registration Rights Agreement was amended to (I) extend the filing deadline by which the Company is obligated to file with the SEC a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the Bridge Offering, to the earlier of (i) the date that is 30 days following the Uplist Transaction and (ii) November 30, 2023, and (II) to provide for the inclusion of the Registerable Securities (as defined therein) in the Uplist S-1 (as defined therein).

Additional information related to all such matters can be found in the Form 8-K filed by the Company with the Securities and Exchange Commission on November 15, 2023.

On November 13, 2023, the Company received a shareholder advance of $100,000 to support the operations of the Company.

On November 21, 2023, and effective as of November 15, 2023, the Company entered into an amendment (“Amendment No. 13 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, and October 31, 2023 issued in connection with the First Closing. On November 21, 2023, and effective as of November 15, 2023, the Company also entered into an amendment (“Amendment No. 13 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023 and October 31, 2023 issued in connection with the Second Closing. On November 21, 2023, and effective as of November 15, 2023, the Company also entered into an amendment (“Amendment No. 8 to the Third Notes” and, together with Amendment No. 13 to the First Notes and Amendment No. 13 to the Second Notes, the “Eighth Series of Amendments to the 2022 Notes”) with the holder of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023 and October 31, 2023 issued in connection with the Third Closing. Under the Eighth Series of Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange, or NYSE American (such transaction, an “Uplist Transaction”) from November 15, 2023, to January 6, 2024.

As a result of the entry into the Eighth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from November 15, 2023, to January 6, 2024. Also, on November 21, 2023, in connection with the Eighth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from November 15, 2023 to January 6, 2024.

On November 21, 2023, the Company also entered into an amendment (“Amendment No. 3 to the Second A&R Registration Rights Agreement”) to that certain Second Amended and Restated Registration Rights Agreement, dated as of May 15, 2023, as amended on June 17, 2023, and as subsequently amended on November 8, 2023 by and among the Company and certain institutional and accredited individual investors (as amended, the “Second A&R Registration Rights Agreement”). Under Amendment No. 3 to the Second A&R Registration Rights Agreement, the Second A&R Registration Rights Agreement was amended to extend the filing deadline by which the Company is obligated to file with the Securities and Exchange Commission (the “SEC”) a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the 2022 Convertible Note Offering to the earlier of (i) the date that is 30 days following the Uplist Transaction and (ii) January 31, 2024.

On November 22, 2023, the Company entered into an amendment (“Amendment No. 3 to the Bridge Registration Rights Agreement”) to that certain Registration Rights Agreement, dated as of July 7, 2023, as amended on August 30, 2023, and as subsequently amended on November 8, 2023, by and among the Company and certain institutional and accredited individual investors (as amended the “Bridge Registration Rights Agreement”) in connection with a private placement offering of pre-funded warrants to purchase shares of common stock, par value $0.001, of the Company (“Common Stock”), common warrants to purchase shares of Common Stock, and shares of Common Stock (the “Bridge Offering”). Under Amendment No. 3 to the Bridge Registration Rights Agreement, the Bridge Registration Rights Agreement was amended to extend the filing deadline by which the Company is obligated to file with the SEC a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the Bridge Offering, to the earlier of (i) the date that is 30 days following the Uplist Transaction and (ii) January 31, 2024.

Additional information related to all such matters can be found in the Form 8-K filed by the Company with the Securities and Exchange Commission on November 22, 2023.

On November 29, 2023, the Company received a shareholder advance of $250,000 to support the operations of the Company.

On November 30, 2023, the Company provided instructions to its transfer agent to issue a total of 52,917 shares of Common Stock in full satisfaction of all previously outstanding Series 2 Convertible Notes. Pursuant to the Series 2 Convertible Notes, the Company can elect to convert the principal and accrued interest under the Series Convertible Notes obligation (the “Series Note Obligations”) upon the earlier of the effective time of the Uplisting Transaction, or the maturity date. In the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent of the amount that is converted or prepaid. As consideration for agreeing to subordinate to the 2022 Notes, the premium applicable in connection with an In-Kind Note Repayment at maturity was increased from thirty-five percent to sixty percent. On March 10, 2023, the Company entered into Amendment 2 of the Series 2 Convertible Notes and pursuant this amendment, the Company can elect to convert the principal and accrued interest under the Series Convertible Notes (the “Series Note Obligations”) upon the earlier of the effective time of the Uplisting Transaction, or the maturity date. In the event the Company exercises such option, the Series Note Obligations will be deemed to equal the product of 4.5 (which was previously 1.6 prior to the Series Note Amendments) and the outstanding Series Note Obligations.

On December 5, 2023, Daniel Yrigoyen resigned, effective as of such date, from his position as an executive officer and as Vice President of Sales of the Company. Effective December 5, 2023 Shawn Carlson was appointed to serve as the Company’s Vice President of Sales.

From December 13, 2023 to December 14, 2023, two purchaser parties (the “Advancing Purchasers”) to the previously disclosed Securities Purchase Agreement (the “SPA”) dated November 8, 2023, among Arch Therapeutics, Inc. (the “Company”) and the purchasers party thereto (including the Advancing Purchasers), advanced the Company an aggregate of $500,000 (the “Advances”), which Advances are being treated as partial prepayment of the purchase price for the Advancing Purchasers under the SPA. If the transactions contemplated by the SPA are not consummated by February 29, 2023, the Company will be obligated to repay the Advances to the Advancing Purchasers within three business days thereafter.

On January 5, 2024, the Company entered into an amendment (“Amendment No. 14 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, and November 15, 2023 issued in connection with the First Closing. On January 5, 2024, the Company also entered into an amendment (“Amendment No. 14 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, and November 15, 2023 issued in connection with the Second Closing. On January 5, 2024, the Company also entered into an amendment (“Amendment No. 9 to the Third Notes” and, together with Amendment No. 14 to the First Notes and Amendment No. 14 to the Second Notes, the “Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, and November 15, 2023 issued in connection with the Third Closing. Under the Amendments to the 2022 Notes, the Second Notes and the Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange, or NYSE American (such transaction, an “Uplist Transaction”) and to extend the respective maturity date of each of the 2022 Notes from January 6, 2024, to March 15, 2024.

As a result of the entry into the Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from January 6, 2024, to March 15, 2024.

On January 9, 2024, the Audit Committee of the Board of Directors (the “Audit Committee”) of Arch Therapeutics, Inc. (the “Company”) dismissed Baker Tilly US, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm, effectively immediately. Also on January 9, 2024, the Audit Committee approved the appointment of Weinberg & Company, P.A. (“Weinberg”) as the Company’s new independent registered public accounting firm, effective immediately. Additional information related to all such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on January 12, 2024.

ITEM 1A. RISK FACTORS

Investment in our securities involves a high degree of risk. You should carefully consider the risks that are summarized below and discussed in greater detail in the following pages before making an investment decision. If any of the following risks and uncertainties actually occur, our business, financial condition, and results of operations could be negatively impacted, and you could lose all or part of your investment.

Risk Factor Summary

●

There is substantial doubt about our ability to continue as a going concern, and we believe that our current cash on hand will only meet our anticipated cash requirements into the second quarter of fiscal 2024.

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

●

Our obligations under the 2022 Notes, including our obligation to repay the outstanding balance under the 2022 Notes upon such holder’s demand for repayment upon the completion of an Uplist Transaction, are secured by security interests in substantially all of our assets and our failure to comply with the terms and covenants of the 2022 Notes could result in our loss of substantially all of our assets.

●

The holders of our 2022 Notes, Second Notes, Third Notes and Fourth Notes have certain additional rights upon an event of default under such notes which could harm our business, financial condition, and results of operations and could require us to reduce or cease our operations.

●

If we issue additional shares in the future, including issuances of shares upon exercise of our outstanding warrants or conversion of our outstanding convertible notes, our existing stockholders will be significantly diluted, and our stock price may be negatively affected.

●	If we do not successfully commercialize our products, we will continue to incur losses and will never be profitable.

●

Our business may be materially adversely affected by the coronavirus (COVID-19) pandemic. Should the pandemic or its aftereffects continue, our business operations could and will likely be delayed or interrupted.

●

Our flagship product is novel without any history of use in the clinical fields in which it is marketed requiring education and training regarding its application to gain and maintain market acceptance by patients, physicians, healthcare payors or others in the medical community.

●

Applications for regulatory marketing authorization for commercialization of our additional products or elements of our supply chain may not be accepted, or if accepted, may be voluntarily withdrawn, or eventually rejected, and the future success of our business is significantly dependent on the success of our being able to obtain regulatory marketing authorization for our development stage candidates.

●

Our additional product candidates are inherently risky because they are based on novel technologies and thus create significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, pre-clinical in vitro and in vivo testing, government regulation and approval, third-party reimbursement and market acceptance.

●	Any changes in our supply chain, including to the third-party contract manufacturers, service providers, or other vendors, or in the processes that they employ, could adversely affect us.

●	If the FDA or similar foreign agencies or intermediaries impose requirements more onerous than we anticipate, our business could be adversely affected.

●

We are subject to extensive and dynamic medical device regulations outside of the United States, which may impede or hinder the approval, marketing authorization or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved or authorized products.

●

Any clinical trials that are planned or are conducted on our flagship product or additional product candidates may not start or may fail. Clinical trials are lengthy, complex and extremely expensive processes with uncertain expenditures and results and frequent failures.

●

We cannot market and sell any additional product candidate in the United States or in any other country or region if we fail to obtain the necessary marketing authorization, clearances or certifications from applicable government agencies.

●

The flagship product for which we obtained required regulatory marketing authorization is subject to post-approval regulation, and we may be subject to penalties if we fail to comply with such post-approval requirements.

●

Use of third parties to manufacture our flagship product and our additional product candidates may increase the risk that preclinical development, clinical development and potential commercialization of our product candidates could be delayed, prevented or impaired.

●	We face competition from companies that have greater resources than we do, and we may not be able to effectively compete against these companies.

●

If others claim we and/or the parties from whom we license some of our intellectual property are infringing on their intellectual property rights, we may be subject to costly and time-consuming litigation.

●

There is not now, and there may not ever be, an active market for our Common Stock, which trades in the over-the-counter market in low volumes and at volatile prices. Although we have applied to list our Common Stock on the Nasdaq Capital Market there is no assurance that our application will be approved.

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

We have only recently commenced commercial sales of our first product, AC5®Advanced Wound System and we have incurred substantial net losses as a result. For the year ended September 30, 2023, the Company recorded a net loss of $6,982,836 and used cash in operations of $3,374,216. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2023 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of February 14, 2024, we believe that our current cash will only meet anticipated cash requirements into the second quarter of fiscal 2024 and we will need to raise additional capital before then.

During the fiscal 2023 and 2022, we obtained additional cash to continue operations and fund our planned future operations, which include research and development of our product candidates, steps related to seeking regulatory marketing authorization for our initial product candidates and planning for their commercialization in the US and the EU. Even with the additional funds received from these financings, there exists substantial doubt about our ability to continue as a going concern.

We have incurred significant losses since inception. We expect to continue to incur losses for the foreseeable future, and we may never increase revenue or achieve or maintain profitability.

As noted above under the risk factor entitled “There is substantial doubt about our ability to continue as a going concern,” we have only recently commenced commercial sales of our first product, AC5Advanced Wound System and we have incurred substantial net losses as a result. Consequently, we have incurred losses in each year since our inception and we expect that losses will continue to be incurred in the foreseeable future in the operation of our business. To date, we have financed our operations primarily through equity and debt investments by founders, other investors and third parties, and we expect to continue to rely on these sources of funding, to the extent available in the foreseeable future. Losses from operations have resulted principally from costs incurred in research and development programs and from general and administrative expenses, including significant costs associated with establishing and maintaining intellectual property rights, significant legal and accounting costs incurred in connection with both the closing of the Merger and complying with public company reporting and control obligations, and personnel expenses. We have devoted much of our operational effort to date to the research and development of our core technology, including selecting our initial product composition, conducting safety and other related tests, conducting a human trial for safety and performance, developing methods for manufacturing scale-up, reproducibility and validation, and developing and protecting the intellectual property rights underlying our technology platform.

We expect to continue to incur significant expenses and anticipate that those expenses and losses may increase in the foreseeable future as we:

●	commercialize AC5 Advanced Wound System;

●

Develop our principal product candidates and additional product candidates, and the underlying technology, including advancing applications and conducting biocompatibility and other preclinical studies and clinical studies;

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

To become and remain profitable, we must successfully commercialize AC5 Advanced Wound System and succeed in developing and eventually commercializing other product candidates with significant market potential. This will require us to be successful in a number of challenging activities, including successfully completing preclinical testing and clinical trials of product candidates, obtaining regulatory marketing authorization for our product candidates and manufacturing, marketing and selling any products for which we have or may obtain marketing authorization. We are only in the preliminary stages of many of those activities. We may never succeed in those activities and may never generate sufficient operating revenues to achieve profitability. Even if we do generate operating revenues sufficient to achieve profitability, we may not be able to sustain or increase profitability. Our failure to generate sufficient operating revenues to become and remain profitable would impair our ability to raise capital, expand our business or continue our operations, all of which would depress the price of our Common Stock. A further decline or lack of increase in the price of our Common Stock could cause our stockholders to lose all or a part of their investment in the Company.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

Based on our current operating expenses and working capital requirements, as of February 14, 2024, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2024. Notwithstanding that, depending upon additional input from EU and US regulatory authorities, we may need to raise additional capital before then. For example, on December 18, 2017, we voluntarily withdrew a 510(k) notification for AC5 Topical Gel after receiving questions from the FDA for which an adequately comprehensive response could not be provided within the FDA’s congressionally-mandated 90-day review period. While on October 1, 2018, we announced that we both completed the necessary steps required to refile our 510(k) submission for AC5 Topical Gel and filed a 510(k) submission during the third calendar quarter of 2018, the resubmission process required us to expend a minimum of $100,000 that we had not anticipated spending and delayed the clearance of our 510(k) submission.

During fiscal years 2023 and 2022, we obtained additional cash from debt and equity financings to continue operations and fund our planned future operations, which include research and development of our product candidates, steps related to seeking regulatory marketing authorization for our initial product candidates and planning for their commercialization in the US and Europe. Even with the additional funds received from these financings, there exists substantial doubt about our ability to continue as a going concern. In addition, our plans may change and/or we may use our capital resources more rapidly than we currently anticipate. We presently expect that our expenses will increase in connection with our ongoing activities to support our business operations, inclusive of regulatory submissions, marketing authorization, and commercialization of our product candidates and products, and, therefore, we will require additional funding.

Our future capital requirements will depend on many factors, including:

●	the success of our marketing efforts;

●	The success of our additional commercialization efforts;

●	the scope, progress and results of our research and development collaborations;

●	the extent of potential direct or indirect grant funding for our research and development activities;

●	the scope, progress, results, costs, timing and outcomes of any regulatory process and clinical trials conducted for any of our product candidates;

●	the timing of entering into, and the terms of, any collaboration agreements with third parties relating to any of our product candidates;

●	the timing of and the costs involved in obtaining regulatory marketing authorization for our product candidates;

●	the costs of operating, expanding and enhancing our operations to support our clinical activities and, if our product candidates are approved, commercialization activities;

●	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

●	the costs associated with maintaining and expanding our product pipeline;

●	the costs associated with expanding our geographic focus;

●	operating revenues, if any, received from sales of our product candidates, if any are approved by the FDA or other applicable regulatory agencies;

●	the cost associated with being a public company, including obligations to regulatory agencies, and increased investor relations and corporate communications expenses; and

●	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources employees.

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

In addition, we are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the Bridge SPA. PIPE SPA and 2022 Notes SPA, associated in connection with the 2022 Notes Financing, in each case as described in greater detail in the risk factor entitled “The terms of the Bridge Offering, Uplist PIPE and 2022 Notes Financing could impose additional challenges on our ability to raise funding in the future ” below.

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

The terms of the Bridge Offering, Uplist PIPE and 2022 Notes Financing could impose additional challenges on our ability to raise funding in the future.

The Bridge SPA contains certain restrictions on the Company’s ability to conduct subsequent sales of its equity securities and certain business activities. In particular, until July 7, 2024, the Company will be prohibited from effecting or entering into agreements to effect any issuance by the Company or its subsidiary of Common Stock or Common Stock equivalents (or a combination of units thereof) involving a Variable Rate Transaction (as defined below) including, but not limited to, an equity line of credit or “At-the-Market” financing facility. The Uplist PIPE has the effect of extending that prohibition to November 8, 2024 with a similar provision.

The 2022 Notes SPA contains certain restrictions on our ability to conduct subsequent sales of our equity securities and certain business activities. In particular until the 2022 Notes are paid in full and/or converted in full and the 2022 Warrants are exercised in full, we are prohibited from (i) changing the nature of business, (ii) selling, divesting, acquiring, or changing the structure of any material assets other than in the ordinary course of business; or (iii) negotiating or entering into certain variable rate debt transactions; in each instance without each applicable 2022 Note holder’s prior written consent, which shall not be unreasonably withheld.

In addition, the 2022 Notes, as amended, prohibit the Company from engaging in any capital raising transactions, subject to certain exceptions, until the earlier of (A) July 7, 2027, and (B) the first date on which all Holders hold less than 20% of the original amount of the Uplist Conversion Warrants received by each Holder, respectively, in connection with the Automatic Conversion.

Our obligations under the First Notes are secured by security interests in substantially all of our assets and our failure to comply with the terms and covenants of the First Notes could result in our loss of substantially all of our assets.

Our obligations under the First Notes and the related transaction documents are secured by a security interest in substantially all of our assets. As a result, if we default on our obligations under such 2022 Notes, the 2022 Note holders could foreclose on the security interests and liquidate some or all of our assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

In connection with the First Closing, the First Note holders were granted a security interest in substantially all of our assets pursuant to the terms of the Security Agreement. If we fail to make payments on the First Notes when due or otherwise comply with the covenants contained in the First Notes, the First Note holders could declare us in default, in which event such holders would have the right to exercise their rights as a secured creditor with respect to our assets that secure the indebtedness, which would force us to suspend operations.

In addition, the 2022 Notes contain customary events of default, which include, among other things, (i) our failure to pay when due any principal or interest payment under the 2022 Notes; (ii) our insolvency; (iii) delisting of our Common Stock; (iv) our breach of any material covenant or other material term or condition under the 2022 Notes; and (v) our breach of any representations or warranties under the 2022 Notes which cannot be cured within five (5) days. Further, events of default under the 2022 Notes also include (i) the unavailability of Rule 144 at certain times; (ii) our failure to deliver the shares of Common Stock to the 2022 Note holder upon exercise by such holder of its conversion rights under the 2022 Notes; (iii) our loss of the “bid” price for our Common Stock and/or a market and such loss is not cured during the specified cure periods; and (iv) our failure to complete an Uplist Transaction by March 15, 2024.

The 2022 Note holders have certain additional rights upon an event of default under such notes, which could harm our business, financial condition, and results of operations and could require us to reduce or cease our operations.

Under the 2022 Notes, the holders have certain rights upon an event of default. Such rights include that, upon an event of default, the 2022 Notes will become immediately due and payable and we will be obligated to pay to each such note holder an amount equal to (A) 125% (the “Default Premium”) multiplied by the sum of (i) the outstanding principal amount of the 2022 Notes, plus (ii) any accrued and unpaid interest on the unpaid principal amount of the 2022 Notes to the date of payment, plus (iii) interest, if any, on the amounts referred to in subsection (i) and/or (ii), at a rate of the lesser of (y) eighteen percent (18%) per annum, or (z) the maximum amount allowed by law from the due date thereof until the same is paid (the “Default Interest Rate”) (the then outstanding principal of such 2022 Note to the date of payment, plus the amounts set forth in subsections (i)-(iii) hereof are collectively, the “Default Amount”), and (B) any other amounts owed to the Holder under the SPA; provided that, upon any subsequent event of default not in connection with the first event of default, such holder shall be entitled to an additional 5% to the Default Premium for each subsequent event of default. At the election of each 2022 Note holder, the Default Amount may be paid in cash or shares of Common Stock equal to the Default Amount divided by $73.12 (which will automatically change to $4.00 as of the closing of the Uplist PIPE through the operation of the Most Favored Nation Provision) at the time of payment.

In addition, the 2022 Notes are subject to prepayment penalties, subject to adjustment as a result of certain time-based prepayment premiums set forth in such notes; provided, that, the written consent of the lead investor is not required in connection with a prepayment made from the proceeds of an Uplist Transaction. The 2022 Notes bear interest on the unpaid principal balance at a rate equal to ten percent (10%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum accruing from July 6, 2022 until the 2022 Notes become due and payable on March 15, 2024 or upon their conversion, acceleration or by prepayment. Any amount of principal or interest on the 2022 Notes which is not paid when due will bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum or (ii) the Default Interest Rate.

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

We are transitioning from being strictly a development stage company subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets to a combination commercial stage and development stage company. Our operations to date have been primarily limited to organizing and staffing, developing, and securing our technology and undertaking funding preclinical studies of our lead product candidates, and funding one clinical trial. We have not demonstrated our ability to successfully complete large-scale, pivotal clinical trials, reliably obtain regulatory marketing authorizations, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, and we have only recently begun to generate revenue from commercial sales of our first product, AC5 Advanced Wound System, and there can be no assurance that we will be successful in generating increased revenue.

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

Our future success depends to a significant degree on the skills, experience, and efforts of the principal members of our scientific and management personnel. These members include Terrence Norchi, MD, our President, and Chief Executive Officer. The loss of Dr. Norchi or any of our other key personnel could harm our business and might significantly delay or prevent the achievement of research, development, or business objectives. Further, our operation as a public company will require that we attract additional personnel to support the establishment of appropriate financial reporting and internal controls systems. Competition for personnel is intense. We may not be able to attract, retain and/or successfully integrate qualified scientific, financial, and other management personnel, which could materially harm our business.

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

We rely significantly on information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

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

Risks Related to the Development and Commercialization of our Product Candidates

The commercial success of AC5 Advanced Wound System will depend upon the degree of its market acceptance by patients, physicians, healthcare payors and others in the medical community. If AC5 Advanced Wound System does not achieve an adequate level of market acceptance, we may not generate sufficient revenues to achieve or maintain profitability.

AC5 Advanced Wound System is a novel use in the clinical fields in which it is marketed and may not gain or maintain market acceptance by patients, physicians, healthcare payors or others in the medical community. Additionally, we believe that we will need to educate physicians and other healthcare providers about AC5 Advanced Wound System in order to for these providers to administer AC5 Advanced Wound System. If we are unsuccessful in educating these practitioners about AC5 Advanced Wound System, we do not expect to achieve an appropriate level of market acceptance for AC5 Advanced Wound System. We could incur substantial and unanticipated additional expense in an effort to increase market acceptance, which would increase the cost of commercializing AC5 Advanced Wound System and could limit its commercial success and result in lower-than-expected revenues. We believe the degree of market acceptance of AC5 Advanced Wound System will depend on a number of factors, including:

●	its efficacy and potential advantages over other treatments;

●	the extent to which physicians are successful in treating patients with other products or treatments;

●	the extent to which physicians and patients experience similar or improved clinical results to that reported on the approved product labeling;

●	market acceptance of the cost at which we sell AC5 Advanced Wound System;

●	the timing of the release of competitive products or treatments;

●	our marketing and sales resources, the quantity of our supplies of AC5 Advanced Wound System and our ability to establish a distribution infrastructure for AC5 Advanced Wound System; and

●	whether third-party and government payors cover or reimburse for AC5 Advanced Wound System, and if so, to what extent and in what amount.

If market acceptance of AC5 Advanced Wound System is adversely affected by any of these or other factors, then sales of AC5 Advanced Wound System may be reduced and our business will be materially harmed.

We are seeking reimbursement arrangements with privately managed care organizations and government payors and additional third-party payors. If we are unable to obtain adequate reimbursement from third-party payors, or acceptable prices, for AC5 Advanced Wound System, our revenues and prospects for profitability will suffer.

Our future revenues and ability to become profitable will depend heavily upon the availability of adequate reimbursement for the use of AC5 Advanced Wound System from government-funded and private third-party payors. Reimbursement by a third-party payor depends on a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost effective; and

●	neither experimental, nor investigational.

Obtaining reimbursement approval for AC5 Advanced Wound System from each government-funded and private third-party payor is a time-consuming and costly process, which in some cases requires us to provide to the payor supporting scientific, clinical and cost-effectiveness data for AC5 Advanced Wound System’s use. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement.

Even when a third-party payor determines that a product is generally eligible for reimbursement, third-party payors may impose coverage limitations that preclude payment for some product uses that are approved by the FDA or similar authorities or impose patient co-insurance or co-pay amounts that may result in lower market acceptance, and which would lower our revenues. Some payors establish prior authorization programs and procedures requiring physicians to document several different parameters, which may impede patient access to therapy. Moreover, eligibility for coverage does not necessarily mean that AC5 Advanced Wound System will be reimbursed in all cases or at a rate that allows us to sell AC5 Advanced Wound System at an acceptable price adequate to make a profit or even cover our costs. If we are not able to obtain coverage and adequate reimbursement promptly from third-party payors for AC5 Advanced Wound System, our ability to generate revenues and become profitable will be compromised.

The scope of coverage and payment policies varies among private third-party payors, including indemnity insurers, employer group health insurance programs and managed care plans. These third-party payors may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries, which are traditionally at a substantially discounted rate. Furthermore, many such payors are investigating or implementing methods for reducing healthcare costs, such as the establishment of capitated or prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by healthcare providers. If third-party payors do not provide adequate coverage or reimbursement for AC5 Advanced Wound System, it could have a negative effect on our revenues, results of operations and liquidity.

Applications for regulatory marketing authorization for commercialization of our additional product candidates or elements of our supply chain may not be accepted, or if accepted, may be voluntarily withdrawn, or eventually rejected, and the future success of our business is significantly dependent on the success of our being able to obtain regulatory marketing authorization for our development stage candidates.

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

On May 8, 2018, we announced that the Company would initiate the previously disclosed study designed to address FDA comments on Arch’s previous 510(k) notification for our AC5 Topical Gel. The agency provided feedback via the pre-submission process and indicated that the proposed study design was acceptable to support our future marketing application. On June 15, 2018, we further announced that we completed enrollment for our human skin sensitization study and that applications of our AC5 Topical Gel were underway for all subjects.

On October 1, 2018, we announced that the Company submitted a 510(k) notification to the FDA for our AC5 Topical Gel (AC5) and received acknowledgment from the FDA that the submission has been received. On December 17, 2018, we announced that the 510(k) premarket notification for AC5 Topical Gel has been reviewed and cleared by the FDA.

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

The Chemistry, Manufacturing and Control (CMC) process for our commercial product and product candidates may be challenging.

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

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of AC5 Devices creates significant challenges with respect to product development and optimization, engineering, manufacturing, scale-up, quality systems, pre-clinical in vitro and in vivo testing, government regulation and approval, third-party reimbursement, and market acceptance. Our failure to overcome any one of those challenges could harm our operations, commercialization efforts, ability to complete additional clinical trials, and overall chances for success.

Any changes in our supply chain, including to the third-party contract manufacturers, service providers, or other vendors, or in the processes that they employ could adversely affect us.

We are dependent on third parties in our supply chain, including manufacturers, service providers, and other vendors, and the processes that they employ to make major and minor components of our products, and this dependence exposes us to risks associated with regulatory requirements, delivery schedules, manufacturing capability, quality control, quality assurance and costs. We make periodic changes within our supply chain, for example, as our business needs evolve; and/or if a third-party does not perform as agreed or desired; and/or if we decide to add an additional manufacturer, service provider, or vendor where we were previously single sourced; and/or if processes are altered to meet evolving scale requirements. For instance, the Company harmonized its US and European product supply chains by adding a supplier and additional manufacturing processes to the list of approved suppliers and processes for the production of AC5 Advanced Wound System that is commercially available in the United States. The Company filed documentation with the FDA related to these supply chain changes and announced on March 23, 2020, that the FDA provided the required clearance to market with the supply chain and manufacturing process changes. We cannot yet provide assurance that the changes or resulting product will prove acceptable to us.

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

The Animal Welfare Act (AWA) is the federal law that covers the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment, and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, and feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections, and reporting requirements under the AWA. Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. Comparable rules, regulations, and/or obligations exist in many foreign jurisdictions. If our contractors or we fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

If the FDA or similar foreign agencies or intermediaries impose requirements more onerous than we anticipate, our business could be adversely affected.

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

Our management has limited experience in conducting preclinical development activities and clinical trials. As a result, we have relied and will need to continue to rely on third-party research institutions, organizations, and clinical investigators to conduct our preclinical and clinical trials and support our regulatory submissions. If we are unable to reach agreement with qualified research institutions, organizations, and clinical investigators on acceptable terms, or if any resulting agreement is terminated prior to the completion of our clinical trials, then our product development efforts could be materially delayed or otherwise harmed. Further, our reliance on third parties to conduct our clinical trials and support our regulatory submissions will provide us with less control over the timing and cost of those trials, the ability to recruit suitable subjects to participate in the trials, and the timing, cost, and probability of success for the regulatory submissions. Moreover, the FDA and other regulatory authorities require that we comply with GCP for conducting, recording and reporting the results of our preclinical development activities and our clinical trials, to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Additionally, both we and any third-party contractor performing preclinical and clinical studies are subject to regulations governing the treatment of human and animal subjects in performing those studies. Our reliance on third parties that we do not control does not relieve us of those responsibilities and requirements. If those third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or clinical trials in accordance with regulatory requirements or stated protocols, we may not be able to obtain, or may be delayed in obtaining, marketing authorization for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. Any of those circumstances would materially harm our business and prospects.

Any clinical trials that are planned or are conducted on our flagship product and additional product candidates may not start or may fail.

Clinical trials are lengthy, complex, and extremely expensive processes with uncertain expenditures and results and frequent failures. While we have completed our first clinical trial in Western Europe, clinical trials that are planned or which have or shall commence for any of our product candidates could be delayed or fail for a number of reasons, including if:

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

●	prohibit us from using some or all of the resulting data in support of our marketing applications with the FDA or other applicable agencies;

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

●

the FDA or other regulatory authorities impose requirements on the design, structure, or other features of the clinical trials for our product candidates that we and/or our third-party contractors are unable to satisfy;

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

We cannot market and sell any additional product candidate in the US or in any other country or region if we fail to obtain the necessary marketing authorization, clearances or certifications from applicable government agencies.

We cannot sell our additional product candidates in any country until regulatory agencies grant marketing approval, clearance, or other required certification(s). The process of obtaining such approval is lengthy, expensive, and uncertain. If we are able to obtain such approvals for our lead product candidate or additional product candidates we may pursue, which we may never be able to do, it would likely be a process that takes many years to achieve.

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

A significant part of our success depends on the various marketing strategies we plan to implement. Our business model has historically focused solely on product development, and we have never attempted to market any product. There can be no assurance as to the success of any such marketing strategy that we develop or that we will be able to build a successful sales and marketing organization. If we cannot effectively market those products we seek to market directly, such products’ prospects will be harmed.

AC5 Advanced Wound System and any other product for which we obtain required regulatory marketing authorization are subject to post-approval regulation, and we may be subject to penalties if we fail to comply with such post-approval requirements.

AC5 Advanced Wound System and any other product for which we are able to obtain marketing approval or other required certifications, and for which we are able to obtain approval of the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, comparable foreign regulatory authorities, or their designees, including through periodic inspections. These requirements include, without limitation, submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. The global regulatory environment is increasingly stringent and unpredictable, and requirements continue to differ among countries. We expect this global regulatory environment will continue to evolve, potentially impacting the cost, time, or our ability to receive or maintain clearances or approvals.

Regulations also impose extensive compliance and monitoring obligations on our business, and regulatory agencies or their designees review our design and manufacturing processes, labeling, record keeping, and required reports of adverse experiences and other information to identify potential problems with marketed products.

We are also subject to periodic inspections for compliance with applicable quality system regulations (e.g., 21 CFR 820, EU MDR) which govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging, and servicing of finished medical devices intended for human use. In addition, the FDA and other regulatory bodies, both in and outside the U.S. (including the Federal Trade Commission, the Office of the Inspector General of the Department of Health and Human Services, the U.S. Department of Justice, and various state Attorneys General), monitor the promotion and advertising of our products. Any adverse regulatory action, depending on its magnitude, may limit our ability to effectively market and sell our products, limit our ability to obtain future pre-market approvals or result in a substantial modification to our business practices and operations. Maintaining compliance with any such regulations that may be applicable to us or our product candidates in the future would require significant time, attention, and expense. Even if marketing approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or other conditions of approval or may contain requirements for costly and time-consuming post-marketing approval testing and surveillance to monitor the safety or efficacy of the product.

Discovery after approval of previously unknown problems with any approved product candidate or related manufacturing processes, or failure to comply with regulatory requirements or agreements with regulatory agencies or their designees, may result in consequences to us such as:

●	restrictions on the marketing or distribution of a product, including refusals to permit the import or export of the product;

●	the requirement to include warning labels on the products;

●	withdrawal or recall of the products from the market;

●	refusal by the FDA or other regulatory agencies to approve pending applications or supplements to approved applications that we may submit;

●	suspension of any ongoing clinical trials;

●	fines, restitution or disgorgement of profits or revenue;

●	supply chain disruptions due to dependency on key suppliers;

●	reputational damage affecting customer trust and market share;

●	litigation costs and financial judgments from adverse effects or non-compliance;

●	impacts from changes in regulatory standards or approval processes;

●	suspension or withdrawal of marketing approvals or certifications; or

●	civil or criminal penalties.

If any of our product candidates achieve required regulatory marketing approvals or certifications in the future, the subsequent occurrence of any such post-approval consequences would materially adversely affect our business and operations.

Current or future legislation may make it more difficult and costly for us to obtain marketing approval or other certifications of our product candidates.

In 2007, the Food and Drug Administration Amendments Act of 2007 (FDAAA) was adopted. This legislation grants significant powers to the FDA, many of which are aimed at assuring the safety of medical products after approval. For example, the FDAAA grants the FDA authority to impose post-approval clinical study requirements, require safety-related changes to product labeling and require the adoption of complex risk management plans. Pursuant to the FDAAA, the FDA may require that a new product be used only by physicians with specialized training, only in specified health care settings, or only in conjunction with special patient testing and monitoring. The legislation also includes requirements for disclosing clinical study results to the public through a clinical study registry, and renewed requirements for conducting clinical studies to generate information on the use of products in pediatric patients. Under the FDAAA, companies that violate these laws are subject to substantial civil monetary penalties. The requirements and changes imposed by the FDAAA, or any other new legislation, regulations or policies that grant the FDA or other regulatory agencies additional authority that further complicates the process for obtaining marketing approval and/or further restricts or regulates post-marketing approval activities, could make it more difficult and more costly for us to obtain and maintain approval of any of our product candidates.

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

Use of third parties to manufacture our additional product candidates may increase the risk that preclinical development, clinical development and potential commercialization of our product candidates could be delayed, prevented or impaired.

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

Acceptance in the marketplace of AC5 Advanced Wound System and our lead product candidates depends in part on our and our third-party contractors’ ability to establish programs for the training of surgeons in the proper usage of those product candidates, which will require significant expenditure of resources. Convincing surgeons to dedicate the time and energy necessary to properly train to use new products and techniques is challenging, and we may not be successful in those efforts. If surgeons are not properly trained, they may ineffectively use our product candidates. Such misuse could result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us. Accordingly, even if our product candidates are superior to alternative treatments, our success will depend on our ability to gain and maintain market acceptance for those product candidates among certain select groups of the population and develop programs to effectively train them to use those products. If we fail to do so, we will not be able to generate revenue from product sales and our business, financial condition and results of operations will be adversely affected.

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

As of February 2, 2024, we either own or license from others a number of US patents, US patent applications, foreign patents and foreign patent applications.

We have also entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (MIT) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include approximately 30 patents and pending applications drawn to self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof in a total of nine jurisdictions. The portfolios include five issued US patents (US 9,511,113; US 9,084,837; US 10,137,166; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent any potential patent term extension), as well as additional patents that have been either allowed, issued or granted in foreign jurisdictions.

The three portfolios non-exclusively licensed from MIT include a number of US and foreign applications, including three issued US patents (US 7,846,891; US 7,713,923; and US 8,901,084) that expire between 2024 and 2026 (absent any potential patent term extension), as well as additional patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Risks Related to Ownership of our Common Stock and Investor Warrants

We have pursued an Uplist Transaction by filing an application to list our Common Stock to trade on the Nasdaq Capital Market. We may not satisfy the listing requirements and thereby consummate an Uplist Transaction, including the requirement to have sufficient capital to satisfy our working capital requirements for at least one year, and the minimum bid price requirement to list on the Nasdaq Capital Market. In the event we fail to list our Common Stock on the Nasdaq Capital Market, such failure may inhibit or preclude our ability to raise additional financing.

We have committed to pursue an Uplist Transaction. Accordingly, we have filed an application to list our Common Stock on the Nasdaq Capital Market. To successfully list our Common Stock, we are required to satisfy certain Nasdaq listing requirements, including having sufficient capital to satisfy our working capital requirements for at least one year, achieving a minimum bid price for our Common Stock, among other requirements relating to stockholder equity, market value of listed securities and number of market makers and stockholders. If we fail to meet any of those requirements, our application to list our Common Stock on the Nasdaq Capital Market will be denied. No assurances can be given that we will satisfy the listing requirements. If our application is not successful, our Board will weigh the available alternatives to successfully consummate an Uplist Transaction and list our Common Stock on the Nasdaq Capital Market. However, there can be no assurance that we will be able to successfully meet such listing requirements. If, for any reason, our listing application is not approved by Nasdaq and we are unable to otherwise consummate an Uplist Transaction on another national securities exchange or take action to successfully list our Common Stock on the Nasdaq Capital Market, our ability to raise additional capital may be adversely affected.

There is not now, and there may not ever be, an active market for our Common Stock, which trades in the over-the-counter market in low volumes and at volatile prices. Even if our application to list our Common Stock on the Nasdaq Capital Market or an Alternate Exchange is approved, no assurance can be given that an active trading market for our Common Stock will develop or be maintained.

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

We have applied to list our Common Stock on the Nasdaq Capital Market under the symbol “ARTH.” No assurance can be given that our application will be approved or that, if approved, an active trading market for our securities will develop or be maintained. Even if our Common Stock is approved for listing on the Nasdaq Capital Market or an Alternate Exchange, an active trading market for our Common Stock may not develop or be sustained. In the absence of an active trading market for our Common Stock, the ability of our stockholders to sell their securities could be limited. As a result, investors must bear the economic risk of holding their shares of our Common Stock for an indefinite period of time.

Under the 2022 Notes, we are obligated to complete an Uplist Transaction by February 29, 2024 to the Nasdaq Capital Market or an Alternate Exchange. We do not currently meet the initial listing standards of such national securities exchanges. In the event we are unable to uplist our Common Stock, we anticipate that our Common Stock will continue to be quoted on the OTCQB or another over-the-counter quotation system. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our Common Stock and may find few buyers to purchase their stock and few market makers to support its price. There is no assurance that our Common Stock will ever be listed on a national securities exchange, that we will be able to comply with or continue to meet such applicable listing standards.

There is not now and may not be an active liquid trading market for our Investor Warrants.

There is no established public trading market for our Investor Warrants. Although we plan to apply to have the Investor Warrants listed on the Nasdaq Capital Market or Alternate Exchange under the symbol “ARTHW,” there is no assurance our application will be approved, or even if it is approved, that a public trading market will develop or if one develops that it will be maintained. Without a public market, the liquidity of the Investor Warrants will remain limited.

Even if our planned Reverse Split achieves the requisite increase in the market price of our Common Stock, there can be no assurance that we will be approved for listing on the Nasdaq Capital Market or an Alternate Exchange or be able to comply with other continued listing standards of the Nasdaq Capital Market or an Alternate Exchange.

On August 22, 2023, the stockholders approved a reverse stock split between 1-for-1.5 to 1-for-20, and the Company intends to effect the Reverse Split at a ratio of 1-for-8 prior to the pricing of this offering, and without correspondingly decreasing the number of authorized shares of Common Stock. Even if our planned Reverse Split increases the market price of our Common Stock sufficiently so that we comply with the minimum market price requirement, no assurance can be given that we will be able to comply with the other standards that we are required to meet in order to be approved for listing on the Nasdaq Capital Market or an Alternate Exchange or maintain a listing of our Common Stock on such exchange. Our failure to meet these requirements prior to listing will result in the offering not occurring and our failure to meet these requirements following listing may result in our Common Stock being delisted from the Nasdaq Capital Market or an Alternate Exchange.

The Reverse Split may decrease the liquidity of the shares of our Common Stock.

The liquidity of the shares of our Common Stock may be affected adversely by the Reverse Split given the reduced number of shares that will be outstanding following the Reverse Split. In addition, the Reverse Split may increase the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

Our Common Stock may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Common Stock.

Recently, there have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with a number of recent initial public offerings, especially among companies with relatively smaller public floats. As a relatively small-capitalization company with relatively small public float, we may experience greater stock price volatility, extreme price run-ups, lower trading volume and less liquidity than large-capitalization companies. In particular, our Common Stock may be subject to rapid and substantial price volatility, low volumes of trades and large spreads in bid and ask prices. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Common Stock.

In addition, if the trading volumes of our Common Stock are low, persons buying or selling in relatively small quantities may easily influence prices of our Common Stock. This low volume of trades could also cause the price of our Common Stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our Common Stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our Common Stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our Common Stock.

As a result of this volatility, investors may experience losses on their investment in our Common Stock. A volatile market price of our Common Stock also could adversely affect our ability to issue additional shares of Common Stock or other securities and our ability to obtain additional financing in the future.

Substantial future sales of our shares of Common Stock or rights to purchase shares of our Common Stock, or the perception that such sales could occur, could cause the market price of our Common Stock to decline, even if our business is doing well.

Sales of substantial amounts of our Common Stock in the public market or the perception that such sales could occur, could adversely affect the trading price of our Common Stock, and may make it more difficult for you to sell your Common Stock at a time and price that you deem appropriate. We are unable to predict the effect that such sales may have on the prevailing price of our Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

A substantial portion of outstanding shares of our Common Stock has been registered for resale by the holders thereof. The resale, or expected or potential resale, of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate. Furthermore, we expect that selling stockholders holding shares that have been registered by us for resale will continue to offer such shares of our Common Stock for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from these sales may continue for an extended period of time and continued negative pressure on the market price of our Common Stock could have a material adverse effect on our ability to raise additional equity capital. In addition, in the future, we may issue additional shares of Common Stock, warrants or other equity or debt securities convertible into Common Stock in one or more transactions, at prices and in a manner we determine from time to time, in connection with a financing, acquisition, litigation settlement, employee arrangements or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our Common Stock or warrants to decline.

If we issue additional shares in the future, including issuances of shares upon exercise of our outstanding warrants and convertible notes, our existing stockholders will be significantly diluted.

As of September 21, 2023, our articles of incorporation authorize the issuance of up to 350,000,000 shares of Common Stock. The issuance of shares of our Common Stock upon the exercise of our outstanding warrants or conversion of outstanding convertible notes, summarized below, could result in substantial dilution to our stockholders, which may have a negative effect on the price of our Common Stock.

As of February 14, 2024, there were issued and outstanding (or expected to be issued and outstanding, as specified below): (i) options granted to employees, directors and consultants under our 2013 Stock Incentive Plan (the “2013 Plan”) to purchase up to an aggregate of 100,300 shares of Common Stock at exercise prices ranging from $4.00 to $130.00 per share and with a weighted average exercise price of $37.34 per share; (ii) 26,284,002 shares of Common Stock issuable upon the exercise of outstanding warrants, having a weighted average exercise price of $1.71 per share (which includes 18,798,526 Common Warrants that will automatically be cancelled and exchanged for 56,395,578 Exchange Investor Warrants at the closing of this offering); (iii) Series 2 Convertible Notes convertible into 52,917 shares of Common Stock at a conversion price of $50.00 per share; (iv) 1,567,127 shares of Common Stock issuable upon regular (non-Automatic) conversion of the 2022 Notes at the conversion price of $4.00 per share (taking into account the operation of the Most Favored Nation Provision as a result of the Uplist PIPE); (v) 1,716,780 shares of Common Stock to be issuable upon exercise at $0.001 per share of the PIPE Pre-Funded Warrants; (vi) 1,716,780 shares of Common Stock to be issuable upon exercise at $4.00 per share of the PIPE Investor Warrants; (vii) 85,839 shares of Common Stock to be issuable upon exercise at $5.15625 per share of the PIPE Placement Agent Warrants; and (viii) 455,168 shares of Common Stock reserved for future issuance under the 2023 Plan.

The 2013 Plan expired on June 18, 2023. Finally, on August 13, 2023, the Company adopted and approved the Amended and Restated 2023 Equity Incentive Plan (the “A&R Plan”). As of September 30, 2023, no option awards were granted under the A&R Plan. Any future grants of options, warrants or other securities exercisable or convertible into our Common Stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our Common Stock.

In addition to capital raising activities, other possible business and financial uses for our authorized Common Stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of Common Stock, issuing shares of our Common Stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, compensating consultants by issuing shares or options to purchase shares of our Common Stock, or other transactions and corporate purposes that our Board deems are in the Company’s best interest. Additionally, shares of Common Stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. We cannot provide assurances that any issuances of Common Stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our Common Stock. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our Common Stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our Company.

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

We are currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and we either have a public float of less than $250 million as of the last business day of our second fiscal quarter or annual revenues of less than $100 million during our most recently completed fiscal year and a public float of less than $700 million. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects.

Future sales of our Common Stock or rights to purchase Common Stock, or the perception that such sales could occur, could cause our stock price to fall.

As noted above under the risk factor entitled, “We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail,” as of February 14, 2024, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2024. To raise capital, we may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. Any such sales of our Common Stock by us or resale of our Common Stock by our existing stockholders could cause the market price of our Common Stock to decline.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

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

Certain of our directors and executive officers own a significant percentage of our outstanding capital stock. As of February 14, 2024, Dr. Terrence W. Norchi, our Chairman of the Board, President and Chief Executive Officer beneficially owns (as determined under Section 13(d) of the Exchange Act and the rules and regulations thereunder) approximately 2.4% of our shares of Common Stock. Accordingly, this member of our Board of Directors and management team has substantial voting power to approve matters requiring stockholder approval, including without limitation the election of directors, and has significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in control of our Company, even if such a change in control would be beneficial to our stockholders.

The elimination of monetary liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

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

In the past, securities class action litigation has been brought against companies following periods of volatility of its securities in the marketplace. The stock markets in general, and the market for pharmaceutical and biotechnology companies in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors could reduce the market price of our Common Stock, regardless of our actual operating performance. Due to the volatility of our stock price, we could be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. In April 2015, we moved our corporate offices to a property in Framingham, Massachusetts. In July 2017, we entered into a three-year operating lease commencing October 1, 2017 and ending on September 30, 2020 at our current location. During August 2020, we extended the lease through September 30, 2022 at our current location. During October 2021, we extended the lease through March 31, 2022 at our current location. Effective April 1, 2022 we have converted our current lease to a monthly rental.

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

As of February 14, 2024, there were approximately 130 holders of record of our Common Stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K (this “Annual Report”). This discussion and analysis contains forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, and in some cases, you can identify these statements by forward-looking words such as “if,” “will,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and include risks and uncertainties relating to our current cash position and our need to raise additional capital in order to be able to continue to fund operations; the stockholder dilution that may result from future capital raising efforts and the exercise or conversion, as applicable of our outstanding convertible debt instruments, options, and warrants; our limited operating history which may make it difficult to evaluate our business and future viability; our ability to timely commercialize and generate revenues or profits from our AC5® Advanced Wound System and other potential product candidates; our ability to achieve the desired regulatory approvals in the United States or elsewhere; our ability to retain our managerial personnel and attract additional personnel; the strength of our intellectual property, the intellectual property of others and any asserted claims of infringement; and other risk factors identified under the caption “Risk Factors” in this Annual Report and in the documents we have filed, or will file, with the Securities and Exchange Commission (SEC). We undertake no duty to update any of these forward-looking statements after the date of filing of this Annual Report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

AC5, AC5-G, AC5-V, AC5-P, Crystal Clear Surgery, NanoDrape and NanoBioBarrier and associated logos are trademarks and/or registered trademarks of Arch Therapeutics, Inc. and its subsidiary. For purposes herein, references to regulatory approval and marketing authorization may be used interchangeably.

Corporate Overview

Arch Therapeutics, Inc. (together with its subsidiary, the “Company” or “Arch”) is a biotechnology company developing and marketing a products based on our innovative AC5® self-assembling technology platform. Arch arose from the June 26, 2013 merger (the “Merger”) of three entities previously known as Arch Biosurgery, Inc., Almah, Inc., and Arch Acquisition Corporation, respectively.

Arch Biosurgery, Inc. (“ABS”) is a biotechnology company that was incorporated under the laws of the Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc., changed its name from Clear Nano Solutions, Inc. to Arch Therapeutics, Inc. on April 7, 2008, and, as part of the Merger transaction, changed its name from Arch Therapeutics, Inc. to Arch Biosurgery.

Almah, Inc., was incorporated under the laws of the State of Nevada on September 16, 2009 and, as part of the Merger transaction, changed its name to Arch Therapeutics, Inc. and abandoned both its prior business plan and operations in order to adopt those of ABS.

Arch Acquisition Corporation, or Merger Sub, was a wholly owned subsidiary of Almah, Inc., formed for the purpose of the Merger transaction, pursuant to which Merger Sub merged with and into ABS, and ABS thereafter became the wholly owned subsidiary of the Company. The ticker symbol under which its Common Stock trades changed from “AACH” to “ARTH”, accordingly.

The Company’s principal offices are located in Framingham, Massachusetts.

The Company has recently devoted a substantial part of its operational effort to the market adoption and commercial sales of AC5® Advanced Wound System, its first product. To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt, the issuance of units consisting of the Company's common stock, $0.001 par value per share (“Common Stock”), and warrants to purchase Common Stock (“warrants”).

The Company expects to incur substantial expenses for the foreseeable future relating to research, development and commercialization of current and potential products. However, there can be no assurance that the Company will be successful in securing additional capital when needed, on terms acceptable to the Company, if at all. Therefore, there exists substantial doubt about the Company’s ability to continue as a going concern for one year past the issuance of the financial statements. The consolidated financial statements do not include any adjustments related to the recoverability of assets that might be necessary despite this uncertainty.

Liquidity

We devote a significant amount of our efforts on fundraising, planning and conducting clinical trials, activities in connection with obtaining regulatory approval, and product research. We have principally raised capital through borrowings, the issuance of convertible debt, and units consisting of Common Stock and warrants to fund our operations. For the year ended September 30, 2023, we had a net loss of $6,982,836 versus a net loss of $5,275,854 in the prior year. The losses for each of the years ended September 30, 2023 and 2022 can be attributable to research and development expense, including regulatory approval and product research, and general and administrative costs, primarily relating to legal costs associated with intellectual property and patent application, and general corporate legal expense. For the fiscal year ended September 30, 2023 the loss from operations was partially offset by extinguishment of the derivative liabilities and, for the fiscal year ended September 30, 2022, an expiration of the Series F derivative liability. Cash used in operating activities decreased $1,081,859 during the year ended September 30, 2023 to $3,374,216, compared to $4,456,075 for the year ended September 30, 2022. Cash at September 30, 2023 decreased by $524,220 to $222,720 compared to $746,940 as of September 30, 2022.

Business Overview

We are a biotechnology company marketing and developing a number of products based on our innovative AC5® self-assembling technology platform. We believe these products can be important advances in the field of stasis and barrier applications, which includes managing wounds created during surgery, trauma or interventional care, or from disease; stopping bleeding (hemostasis); and controlling leaking (sealant). We have recently devoted a substantial part of our operational effort to the market adoption and commercial sales of AC5 Advanced Wound System, our first product. Our goal is to make care faster and safer for patients by providing products for use on external wounds, which we refer to as Dermal Sciences applications, and products for use inside the body, which we refer to as BioSurgery applications.

Core Technology

Our flagship products and product candidates are derived from our AC5 self-assembling peptide (SAP) technology platform and are sometimes referred to as AC5 or the “AC5 Devices.” These include AC5 Advanced Wound System and AC5 Topical Hemostat, which have received marketing authorization as medical devices in the United States (US) and the European Union (EU), respectively, and which are intended for skin applications, such as management of complicated chronic wounds and acute surgical wounds. Marketing for AC5 Topical Hemostat in the EU has not initiated. Other products are in development for use in minimally invasive or open surgical procedures and include, for example, AC5-G™ for gastrointestinal endoscopic procedures and AC5-V™ and AC5 Surgical Hemostat for hemostasis inside the body, all of which are currently investigational devices limited by law to investigational use.

Products based on the AC5 platform contain a proprietary biocompatible peptide that is synthesized from proteogenic, naturally occurring L-amino acids. Unlike products that contain traditional peptide sequences, when applied to a wound, AC5-based products intercalate into the interstices of the tissue and self-assemble (i.e., self-build) into a protective physical-mechanical nanoscale structure that can provide a barrier to leaking substances, such as blood, while also acting as a biodegradable scaffold that enables healing. Self-assembly is a central component of the mechanism of action of our technology. Individual AC5 peptide units readily build themselves, or self-assemble, into an ordered network of nanofibrils when in aqueous solution by the following process:

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

●

This network of AC5 peptide nanofibers forms the semi-solid physical-mechanical barrier that interacts with the extracellular matrix, is responsible for sealant, hemostatic and/or other properties that may be observed even in the presence of antithrombotic agents (i.e., blood thinners), and which subsequently becomes the scaffold that supports the repair and regeneration of damaged tissue.

Based on the intended application, we believe that the underlying AC5 SAP technology can impart important features and benefits to our products that may include, for instance, stopping bleeding (hemostasis), mitigating contamination, modulating inflammation, donating moisture, and enabling an appropriate wound microenvironment conducive to healing. Furthermore, we believe that AC5 SAP technology permits cell and tissue growth and is self-healing, in that it can dynamically self-repair around migrating cells. For instance, AC5 Advanced Wound System, which is indicated for the management of partial and full-thickness wounds, such as pressure sores, leg ulcers, diabetic ulcers, and surgical wounds, is shipped and stored at room temperature, is applied directly as a liquid, can conform to irregular wound geometry, self-assembles into a wound care matrix that can provide clinicians with multi-modal support, and does not possess sticky or glue-like handling characteristics. We believe these properties enhance its utility in several settings and contribute to its user-friendly profile.

We believe that our technology lends itself to a range of potential applications for wounds inside or on the body, including those for which a hemostatic agent or sealant is needed. For instance, the results of certain preclinical and clinical investigations that either we have conducted, or others have conducted on our behalf, have shown quick and effective hemostasis with the use of AC5 SAP technology, and that time to hemostasis (TTH) is comparable among test subjects regardless of whether such test subject had or had not been treated with therapeutic doses of anticoagulant or antiplatelet medications, commonly called blood thinners. Furthermore, the transparency and physical properties of certain AC5 Devices may enable a surgeon to operate through it in order to maintain a clearer field of vision and prophylactically stop or lessen bleeding as surgery starts, a concept that we call Crystal Clear Surgery™. An example of a product that contains related features and benefits is AC5 Topical Hemostat, which is indicated for use as a dressing and to control mild to moderate bleeding, each during the management of injured skin and the micro-environment of an acute surgical wound. AC5 Topical Hemostat has not yet been marketed in Europe but has received marketing authorization.

Sales and marketing efforts for our AC5 Advanced Wound System, which has received 510(k) marketing clearance from the FDA, address the demand for improved solutions to treat challenging chronic and acute surgical wounds, with a particular early focus on diabetic foot ulcers, venous leg ulcers and pressure ulcers. Chronic wounds are typically defined as wounds that have not healed after four weeks of standard care. Approximately 4 million to 6.5 million new onset chronic wounds are estimated to occur in the US annually, including approximately 700,000 to 2 million diabetic foot ulcers, 2.5 million pressure ulcers, and 1.2 million venous leg ulcers. If untreated, improperly treated or unresponsive to treatment, these wounds can ultimately lead to amputation. The 5-year mortality rate among patients with chronic wounds, especially after an amputation, is significant.

Published data on AC5 Advanced Wound System shows encouraging outcomes, including limb salvage (avoided limb loss), among patients with multiple co-morbidities and challenging chronic wounds that failed to heal despite treatment with either traditional or other advanced wound care modalities over prolonged periods of time.

Operations

We have recently started to commercialization AC5 Advanced Wound System. We rely on both an internal commercial team and independent sales distributors to drive awareness and adoption of AC5 Advanced Wound System in several targeted channels with a particular focus on physician offices and government channels, such as Veterans Health Administration (VA) hospitals and military treatment facilities. We anticipate that material growth in the physician office setting will require product reimbursement. To that end, we applied to the Centers for Medicare and Medicaid Services (CMS) for a dedicated Healthcare Common Procedure Coding System (HCPCS) Level II reimbursement code specific to AC5 Advanced Wound System to better enable providers to bill third party payors for AC5 that is used in doctors’ offices. The unique HCPCS code, A2020, was granted and made effective on April 1, 2023.

In support of the government market, we partnered with Lovell Government Services (LGS), a service-disabled veteran-owned small business, to be our government channel distributor. As a direct result of our relationship with LGS, AC5 Advanced Wound System has been added to the four major government contracting vehicles: Federal Supply Schedule (FSS), General Services Administration (GSA) schedule, Defense Logistics Agency’s Medical Electronic Catalog Program (ECAT), and Distribution and Pricing Agreement (DAPA). This listing enables purchase by federal government agencies, including the Department of Veterans Affairs (VA), Indian Health Services (IHS), and Department of Defense (DOD) Medical Treatment Facilities, and allows doctors in government channels to order AC5 Advanced Wound System.

We will continue to seek partnerships with reputable, value-added independent sales distributors on a case-by-case basis to expand the overall reach and footprint of its total sales organization. Presently, our commercialization efforts and resources remain dedicated to the US market for advanced wound care.

Much of our operational efforts to date, which we often perform in collaboration with partners, have included selecting compositions and formulations for our initial products; conducting preclinical studies, including safety and other tests; conducting a human trial for safety and performance of AC5; developing and conducting a human safety study to assess for irritation and sensitization potential; securing marketing authorization for our first product in the United States and in Europe; supporting surgeons performing clinical case studies; obtaining post-marketing clinical data; developing, optimizing, and validating manufacturing methods and formulations, which are particularly important components of self-assembling peptide development; developing methods for manufacturing scale-up, reproducibility, and validation; engaging with regulatory authorities to seek early regulatory guidance as well as marketing authorization for our products; sourcing and evaluating commercial partnering opportunities in the United States and abroad; and developing and protecting the intellectual property rights underlying our technology platform.

Our long-term business plan includes the following goals:

●

growing revenues and building upon recent commercial momentum by driving product awareness, continued adoption and favorable payment policies for AC5 Advanced Wound System with the now-effective CMS Level II HCPCS code dedicated to the AC5;

●	conducting biocompatibility, pre-clinical, and clinical studies on our products and product candidates;

●	obtaining additional marketing authorization for products in the United States, Europe, and other jurisdictions as we may determine;

●	continuing to develop third party relationships to manufacture, distribute, market and otherwise commercialize our products;

●	continuing to develop third party relationships to collaborate on product research and development;

●	expanding and maintaining protection of our intellectual property portfolio; and

●	developing additional product candidates in Dermal Sciences, BioSurgery, and other areas.

To support our long-term business goals, we expect to focus on the following activities during the next twelve months:

●	further develop our product clinical profile;

●	enhance product packaging features;

●	identify and address opportunities for supply chain efficiencies;

●	assess our technology platform in order to identify and select product candidates for potential advancement into development;

●	seek additional funding as required to support the previously described milestones necessary to support our operations;

●	continue to expand and enhance our financial and operational reporting and controls;

●	pursue commercial partnerships; and

●

expand and enhance our intellectual property portfolio by filing new patent applications, obtaining allowances on currently filed patent applications, and/or adding to our trade secrets in self-assembly, manufacturing, analytical methods and formulation, as appropriate.

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

The estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in this Annual Report. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently believe that, as of February 14, 2024, our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2024.

Research and Development

Preclinical and clinical testing is required in order to receive regulatory marketing authorizations for our products and to support those products upon and after commercialization, and we anticipate continuing such testing as appropriate.

Preclinical Testing

We have engaged and continue to engage third parties in the United States and abroad to advise on and/or perform certain preclinical and related activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and other collaborators.

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

Before initiating or clinical trials and submitting marketing applications for a given product in most jurisdictions, we complete a biocompatibility assessment using a battery of standard in vitro and in vivo tests. Examples of such tests may include the following, as set forth in ISO 10993 issued by the International Organization for Standardization:

●	in vitro cytotoxicity;

●	in vitro blood compatibility;

●	irritation/intracutaneous reactivity;

●	sensitization (allergenic reaction);

●	implantation (performed on devices that contact the body’s interior);

●	pyrogenicity (causing fever or inflammation); and

●	systemic toxicity.

We completed the biocompatibility studies required to receive marketing authorizations for AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe, and such test results support that the products are biocompatible. We plan to perform further biocompatibility testing that we deem necessary for additional indications, classifications, jurisdictions, and/or as required by regulatory authorities.

Acute and survival animal studies assessing the safety and performance of our technology have also demonstrated favorable outcomes in Dermal Sciences and BioSurgery applications.

Porcine studies, also known as swine or pig studies, are often selected due to the morphological, physiological, and biochemical similarities between porcine skin and human skin and are very useful to assess the performance of AC5 Advanced Wound System or AC5 Topical Hemostat as a barrier and advanced wound dressing, as well as their safety and effects on healing.

In an assessment versus saline in a porcine partial thickness excision wound model, tissue response to AC5 Advanced Wound System over a 28-day follow-up period was consistent with normal wound healing and included complete re-epithelialization, normal collagen organization, and minimal inflammation and TTH was faster.

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

Arch Therapeutics’ AC5 technology has also demonstrated hemostasis in liver and other organs in in vivo surgical models, including rapid hemostasis within 15 seconds. In a range of small and large animal models, our compositions have been shown to stop bleeding, seal leaking, allow for normal healing, and mitigate inflammation while being biocompatible.

The AC5 technology has also demonstrated rapid average TTH when applied to a range of animal tissues. Certain surgical procedure studies have assessed TTH when using AC5 Surgical Hemostat as well as using an active control, a saline control, a peptide control, and a cautery control. The results of those tests have shown a TTH of approximately 10 – 30 seconds when AC5 Surgical Hemostat was applied, compared to 80 seconds to significantly more than 300 seconds when various control substances were applied, depending on the nature of the control substance and procedure performed. In several studies comparing AC5 Surgical Hemostat to popular commercially available branded hemostatic agents (absorbable cellulose, flowable gelatin with and without thrombin, and fibrin) applied to stop the bleeding from full thickness penetrating wounds surgically created in rat livers, AC5 Surgical Hemostat achieved hemostasis in significantly less than 30 seconds, whereas control products took from over 50% - 400% longer to achieve hemostasis.

The AC5 technology was also demonstrated in preclinical tests to stop surgically induced liver bleeding in animals that had been treated with therapeutic amounts of anticoagulant and antiplatelet medications, collectively known as antithrombotic medications and commonly called “blood thinners.” In one preclinical study, an independent third-party research group obtained positive data assessing the use of AC5 Surgical Hemostat in animals that had been treated with therapeutic doses of the antiplatelet medications Plavix® (clopidogrel) and aspirin, alone and in combination. The results of the study were consistent with data obtained from two prior preclinical studies, in which AC5 Surgical Hemostat quickly stopped bleeding from surgical wounds created in rats following treatment with clinically relevant doses of the anticoagulant medication heparin. In these studies, the average TTH after AC5 Surgical Hemostat was applied to bleeding liver wounds in animals that had received anticoagulant medication was comparable to the average TTH as measured in their non-anticoagulated counterparts.

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

The AC5 self-assembling peptide was studied in an experimental intraocular inflammation model of injected Lipopolysaccharide (LPS), in which an intraocular application of the peptide with LPS was associated with a marked reduction in retinal inflammation. The density of activated retinal microglial cells was significantly lower in the eyes of the study animals with LPS and AC5 than in the eyes of the LPS-only control group. The results suggest that the AC5 self-assembling peptide may reduce inflammation and may represent a new class of devices that act as anti-inflammatory agents to control ocular inflammation.

Clinical Testing

We have engaged and continue to engage third parties in the United States and abroad to advise on and/or perform certain clinical studies and related activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and other collaborators.

In order to enroll patients in a clinical trial, we are required to obtain each patient’s informed consent in a form and substance that complies with the United States Food and Drug Administration (FDA) and/or other regulatory authority requirements as well as state and federal privacy and human subject protection regulations.

We have completed two randomized controlled clinical studies to date. The first study, which met its primary and secondary endpoints, assessed the safety and performance of AC5 in 46 patients with bleeding skin wounds, including a group of patients taking anti-platelet medications (i.e., a blood thinner) that resulted from excision of skin lesions and followed for 30 days. The second study assessed AC5 on skin, determining that it was neither an irritant nor a sensitizer, and no immunogenic response or serious or other adverse events attributable to this product were reported in any of the approximately 50 enrolled volunteers. The AC5 product candidate in these studies subsequently received marketing authorization and is presently known as AC5 Advanced Wound System in the US and AC5 Topical Hemostat in the EU.

Post-marketing clinical case reports have been published demonstrating both efficacy and safety in a range of challenging acute surgical or chronic wounds on patients.

Many factors could lead to delays or inefficiencies in conducting clinical trials, some of which are discussed under the heading “RISK FACTORS” in this prospectus. Further, we, the FDA or an institutional review board (IRB) could suspend a clinical trial at any time for various reasons, including a belief that the risks to the subjects of the trial outweigh the anticipated benefits. Even if a trial is completed, the results of clinical testing may not adequately demonstrate the safety and efficacy of the device or may otherwise not be sufficient to obtain FDA clearance or approval to market the product in the US.

Regulatory

We have engaged and continue to engage third parties in the US and abroad to advise on and/or perform certain regulatory activities, typically with assistance from our team. These third parties can include contract research organizations, academic institutions, consultants, advisors, scientists, clinicians, and other collaborators.

The research, development and clinical programs, as well as manufacturing and marketing operations that may be performed by us or third-parties on our behalf, are subject to extensive regulation in the US and other countries. Notably, for example, AC5 Advanced Wound System is subject to regulation as a medical device under the US Food Drug and Cosmetic Act (FDCA) as implemented and enforced by the FDA and equivalent regulations that are enforced by foreign agencies in any other countries in which we pursue commercialization. The FDA and its foreign counterparts generally govern the following activities that we, or others on our behalf, do or will perform, as well as potentially additional activities, to ensure that products we may manufacture, promote and distribute domestically or export internationally are safe and effective for their intended uses:

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

Medical Device Classification in the United States and Europe

AC5 Advanced Wound System in the US and AC5 Topical Hemostat in EU are classified as medical devices. Generally, a product is a medical device if it requires neither metabolic nor chemical activity to achieve the desired effect. AC5 self-assembly, which is the desired effect, is consistent with the medical device definition.

Medical devices in the US and EU are classified along a spectrum on the basis of the amount of risk to the patient associated with the medical device and the controls deemed necessary to reasonably ensure their safety and effectiveness. Class III status, which is the higher-level classification for devices compared to Classes II and I, involves additional procedures and regulatory scrutiny of the product candidate to obtain approvals. Class III devices are those that are deemed to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or that have a new intended use or that use advanced technology not substantially equivalent to that of a legally marketed device.

As a result of the intended use of and the novel technology on which our products and product candidates are based, in general, we anticipate that they would typically be regulated as either Class II or Class III medical device in these jurisdictions, depending upon the intended use. Specifically, AC5 Advanced Wound System is a Class II medical device in the US, and AC5 Topical Hemostat is a Class IIb medical device in EU.

In the US, the FDA recognizes these classes of medical devices:

●

Class I, requiring general controls, including labeling, device listing, reporting and, for some products, adherence to good manufacturing practices through the FDA’s quality system regulations and pre-market notification;

●	Class II, requiring general controls and special controls, which may include performance standards and post-market surveillance; or

●	Class III, requiring general controls and approval of a premarket approval application (PMA), which may include post-market approval conditions and post-market surveillance.

European regulatory authorities, likewise, recognize several classes of medical devices. Classification involves rules found in the European Union Medical Device Directive or European Union Medical Device Regulation and is driven in part by the device’s degree of contact with the patient, invasiveness, active nature, and indications for use. The medical device classes recognized in the EU are:

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

US Class III and certain Class II medical device approvals and EU Class III and certain Class IIa and IIb medical device approvals may require the successful completion of human clinical trials.

US Regulatory Marketing Authorization Process

Products that are regulated as medical devices and that require review by the FDA are subject to either a premarket notification (510(k)), which must be submitted to the FDA for clearance, or a PMA application, which the FDA must approve prior to marketing in the US. The FDA ultimately determines the appropriate regulatory path. For purposes herein, references to regulatory approval and marketing authorization may be used interchangeably.

AC5 Advanced Wound System, which is intended for external use, received marketing authorization through the 510(k) process. To obtain 510(k) clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is "substantially equivalent" to a predicate device or devices, which is typically a legally marketed Class II device in the US. A device is substantially equivalent to a predicate device if it has the same intended use and (i) the same technological characteristics, or (ii) has different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. In some cases, the submission must include data from human clinical studies. Marketing may commence when the FDA issues a clearance letter. Depending upon a product’s underlying technology and intended use, as well as on FDA processes and procedures, seeking and obtaining a 510(k) can be a lengthy process.

We believe that our product candidates for internal use will require a PMA approval prior to commercialization. A PMA, which is required for most Class III medical devices, must be submitted to the FDA if a device cannot be cleared through another approval process or is not otherwise exempt from the FDA’s premarket clearance requirements. The PMA approval process can be lengthy and expensive. A PMA must generally be supported by extensive data, including without limitation technical, preclinical, clinical trial, manufacturing, and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Clinical trials for a Class III medical device typically require an application for an investigational device exemption (IDE), which would need to be approved in advance by the FDA for a specified number of patients and study sites. Clinical trials are subject to extensive monitoring, recordkeeping, and reporting requirements, and must be conducted under the oversight of an IRB for the relevant clinical trial sites and comply with applicable FDA regulations, including those relating to good clinical practices (GCP).

The PMA process is estimated to take from one to three years or longer, from the time the PMA application is submitted to the FDA until an approval is obtained. During the review period, the FDA will typically request additional information or clarification of the information previously provided. Also, experts from outside the FDA may be convened to review and evaluate the PMA and provide recommendations to the FDA as to the approvability of the device, although the FDA may or may not accept any such recommendations. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities involved with producing the device to ensure compliance with the appropriate regulations. Upon approval of a PMA, the FDA may require that certain conditions of approval, such as conducting a post-market approval clinical trial, be met.

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

European Union Marketing Authorization (CE Mark) Process

A notified body is a private commercial entity designated by the national government of an EU member state as being competent to make independent judgments about whether a medical device complies with applicable regulatory requirements in the EU (a “Notified Body” or “Notified Bodies”). Our Notified Body is The British Standards Institution (BSI).

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

Devices that comply with the requirements of the laws of the selected member state applying the applicable EU directive are entitled to bear a Conformité Européenne mark (CE mark) and can be distributed throughout the member states of the EU, as well as in other countries that have mutual recognition agreements with the EU or have adopted the EU’s regulatory standards.

Under applicable European Medical Device Directives or newer European Medical Device Regulations, a CE mark symbol that is placed on a product declares that the product is compliant with the essential requirements of applicable EU health, safety and environmental protection legislation. In order to receive a CE mark for a product candidate, the company producing the product candidate must select a country in which to apply. Each country in the EU has one competent authority (CA) that implements the national regulations by interpreting the EU directives. CAs also designate and regulate Notified Bodies. An assessment by a Notified Body in the selected country within the EU is required in order to commercially distribute the device. In addition, compliance with ISO 13485 issued by the International Organization for Standardization, among other standards, establishes the presumption of conformity with the essential requirements for CE mark. Certification to the ISO 13485 standard demonstrates the presence of a quality management system that can be used by a manufacturer for design and development, production, installation and servicing of medical devices and the design, development and provision of related services.

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

In 2017, the EU regulatory bodies implemented a Medical Device Regulation, which revises several aspects of the existing regulatory framework, such as clinical data requirements, and introduces new ones, such as Unique Device Identification. We, and the Notified Bodies who will oversee compliance to the new Medical Device Regulation, face uncertainties in the upcoming years as it is rolled out and enforced, creating risks in several areas, including the CE mark process, data transparency and application review timetables. The Medical Device Regulation became effective on May 26, 2021, although the European Commission has allowed an implementation period to facilitate transition from the Medical Device Directives. This transition period extends until the end of 2027 for high-risk devices and until the end of 2028 for medium and low risk devices.

Post-Approval Regulation

After a medical device obtains approval from the applicable regulatory agency and is launched in the market, numerous post-approval regulatory requirements would apply. Many of those requirements are similar among the US and EU member states and include:

●	product listing and establishment registration;

●

compliance by us and/or third-parties upon whom we depend with stringent design, testing, control, documentation and other quality assurance processes and procedures related to product design, manufacturing and commercialization;

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

Failure by us, our third-party manufacturers or our other suppliers to comply with applicable regulatory requirements could result in enforcement action by various regulatory authorities, which may result in monetary fines, the imposition of operating restrictions, product recalls, revocation of certificates, criminal prosecution or other sanctions.

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

In line with plans to better harmonize our US and EU product supply chains by using an additional supplier and additional manufacturing processes in the production of AC5 Topical Gel, Arch filed documentation with the FDA seeking such clearance in the US for these additions, each of which had been incorporated into the technical documentation for the European CE mark filing. On March 23, 2020, we announced that the 510(k) premarket notification for AC5 Topical Gel had been reviewed and cleared by the FDA, allowing for the product to be marketed in the US with the aforementioned additions. AC5 Topical Gel was subsequently renamed to AC5 Advanced Wound System in the US.

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

Commercialization

Our Dermal Sciences products are AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe, and the indication for use, or purpose, for each product follows, respectively:

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

For at least the near term future, in order to maximize operational efficiencies and to account for changing landscapes since the COVID-19 pandemic, during which both marketing authorizations were received, we have prioritized the launch of AC5 Advanced Wound System in the United States over that of AC5 Topical Hemostat in Europe, where we have not launched.

We expect the initial commercialization ramp to be gradual through 2024 and then moderately accelerate as we identify and encourage product use by key opinion leaders and early adopters in developing market channels.

We recently started to commercialize AC5 Advanced Wound System. We rely on both an internal commercial team and independent sales distributors to drive awareness and adoption of AC5 Advanced Wound System in several targeted channels with a particular focus on physician offices and government channels, such as Veterans Health Administration (VA) hospitals and military treatment facilities. These settings tend to have many patients whose needs we believe can be addressed by AC5 Advanced Wound System because it is a synthetic self-assembling wound care product that provides clinicians with multi-modal support and utility across all phases of wound healing. Numerous published case studies and accolades highlight the efficacy and safety of AC5 in the treatment of challenging chronic and acute surgical wounds, including limb salvage and healing after other modalities have failed.

We anticipate that material growth in the physician office setting will require product reimbursement. To that end, we applied to the Centers for Medicare and Medicaid Services (CMS) for a dedicated Healthcare Common Procedure Coding System (HCPCS) Level II reimbursement code specific to AC5 Advanced Wound System to better enable providers to bill third party payors for AC5 that is used in doctors’ offices. The unique HCPCS code, A2020, was granted and made effective on April 1, 2023. A dedicated HCPCS code is an important step toward, although not a guarantee of, coverage and reimbursement, and we intend it to enhance our ability to work directly with payors as we expand access in outpatient settings and continue to advocate for clinically appropriate usage of our technology for patients.

In support of the government market, we partnered with Lovell Government Services (LGS), a service-disabled veteran-owned small business, to be our government channel distributor. As a direct result of our relationship with LGS, AC5 Advanced Wound System has been added to the four major government contracting vehicles: Federal Supply Schedule (FSS), General Services Administration (GSA) schedule, Defense Logistics Agency’s Medical Electronic Catalog Program (ECAT), and Distribution and Pricing Agreement (DAPA). This listing enables purchase by federal government agencies, including the Department of Veterans Affairs (VA), Indian Health Services (IHS), and Department of Defense (DOD) Medical Treatment Facilities, and allows doctors in government channels to order AC5 Advanced Wound System.

Our internal core team oversees AC5 Advanced Wound System sales, marketing, and inventory distribution from the warehouse to the customer. We envision hiring additional internal sales representatives to support commercialization.

We have partnerships with reputable, value-added independent sales representatives and distributors, and we expect to add more collaborative agreements on a case-by-case basis to expand the overall reach and footprint of the sales organization. Such collaborations may include strategic partners. We anticipate that we will also periodically terminate certain agreements based on performance or other business criteria.

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

The COVID-19 Pandemic Impact on Commercialization

The COVID-19 pandemic environment introduced significant challenges related to product launch, marketing and sales, as clinicians and facilities became overburdened and increasingly focused on managing resources, the disease, and the virus spread. While the overall environment has improved, many negative effects linger. We have observed the following effects at different times, and anticipate that they will variously wax and wane over time:

●	access to surgeons, potential strategic partners, and facilities outside of the United States has become curtailed;

●	healthcare facilities often have rationed staff and resources, resulting in less focus on wound care;

●	clinicians often have been required to divert their time and resources to urgent COVID-19 needs;

●	clinicians often have been required to quarantine due to exposure to a COVID-19 positive individual or isolate because of contracting symptomatic or asymptomatic COVID-19 disease;

●	administrators who may be required to facilitate or approve new product intake are constrained by new and other pressing priorities; and

●	the volume of elective surgical procedures has been constrained periodically;

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

Manufacturing

We work with contract manufacturing and related organizations, including those operating under cGMP, as is required by applicable regulatory agencies for production of product that can be used for preclinical and human testing as well as for commercial use. We also have engaged and continue to engage other third parties in the United States and abroad to advise on and perform certain manufacturing and related activities, typically with assistance from our team. The activities include development of our primary product candidates, as well as generation of appropriate analytical methods, scale-up, and other procedures for use by manufacturers and/or other members of our supply chain to produce or process our products at current and/or larger scale quantities for research, development, and commercialization.

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

The manufacturing methods that we use to produce our current products rely on detailed, complex and difficult to manage synthetic organic chemistry processes. Although use of those methods requires that we engage manufacturers that possess the expertise, skill and know-how involved with those methods, the required equipment to use those methods is widely available. Our current products are synthesized from naturally occurring ingredients amino acids that, while not sourced from humans or other animals, do exist in their natural state in humans. That type of ingredient may be more likely to be categorized as “generally recognized as safe”, or “GRAS”, by the FDA.

Industry and Competition

Arch is developing technology for Dermal Sciences and BioSurgery applications. We seek to provide a product set with broad utility in external and internal applications. Features of the technology highlight its potential utility in a range of settings, including traditional open procedures and the often more challenging minimally invasive surgeries.

Common features of our current and planned products, as described herein, are driven by the mechanism of action, which itself is derived from the underlying physicochemical properties or our AC5 self-assembling peptide technology and Arch’s product safety and performance specifications. Those features, which include, among others, that they possess barrier properties and can create an environment permissive to healing, can deliver a benefit in the treatment of external and internal wounds that are open, exposed, bleeding, leaking, and/or at risk for excessive inflammation or contamination.

Dermal Sciences

We have received marketing authorizations for AC5 Advanced Wound System in the United States and AC5 Topical Hemostat in Europe. Compared to many other advanced wound dressings on the market, ours can be used throughout all phases of wound healing (i.e., inflammatory, proliferative, and remodeling).

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

According to a 2018 report by Nussbaum et al., data from calendar year 2014 estimated that Medicare alone spent between $28.1 to $96.8 billion for all wound care types, and that nearly 15% (8.2 million) of Medicare beneficiaries were diagnosed with at least one type of wound or wound-related infection (https://www.doi.org/10.1016/j.jval.2017.07.007). Furthermore, a 2017 report by Chan et al indicated that the mean one-year cost of care from the perspective of a health-care public payer was $44,200 for a diabetic foot ulcer, $15,400 for a pressure ulcer and $11,000 for a leg ulcer (https://www.doi.org/10.12968/jowc.2017.26.sup4.s4). Woods et al in 2020 estimated that the cost per admission among patients with diabetic foot ulcers was $8,145 if the wound was not infected and $11,290 if the wound was infected (www.doi.org/10.1371/journal.pone.0232395). Han et al noted in 2017 that lessening a hospital admission by just one day represents an enormous cost savings and is separately beneficial to the patient (https://www.doi.org/10.1007/s12325-017-0478-y).

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

While the wound care opportunity is large for safe, efficacious, and novel products, the competitive landscape is also crowded and challenging. For instance, while many of the commercially marketed advanced wound care dressings or other products, may provide utility in certain situations, and possess some novel features, surgeons often describe an inability to differentiate one from the other. In addition, many advanced products are expensive when accounting for wound surface area coverage, are not user friendly, and/or may need to rely on the passage of several weeks of time for the wound bed to adequately be prepared before they can be used, which itself adds burden to their use.

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

We believe that AC5 Advanced Wound System is sufficiently differentiated to replace certain competitive products, complement other products and procedures by potentially enabling the wound bed to be ready sooner, and enable more procedures to be done sooner and/or in settings where they could not be performed easily before.

Features and benefits of AC5 Advanced Wound System may include that it:

●	is a self-assembling wound care matrix and may provide better outcomes across all phases of wound;
●	conforms to irregularly shaped wound geometry;
●	may be used in either lower acuity (e.g., doctor’s offices) or higher acuity (e.g., operating rooms) settings;
●	can be used in conjunction with aggressive surgical debridement;
●	can be used on a wound whether or not it is bleeding;
●	is agnostic to the presence of anti-thrombotic therapy (aka, blood thinners);
●	can be used on a chronic, stalled wound that has been previously unresponsive to or failed treatment regimens;
●	provides a protective barrier to mitigate contamination and modulating inflammation;
●	donates moisture to the wound;
●	can create wound microenvironment conducive to healing;
●	aids in epithelial cell migration;
●	creates an extracellular matrix-like structure to enable cell and tissue growth;
●	is self-healing, in that it can dynamically self-repair around migrating cells;
●	may reduce healing time and patient burden;
●	is user-friendly, easy to prepare, and easy to apply;
●	may be stored at ambient temperature; and
●	may reduce treatment costs while improving outcomes in certain patients.

BioSurgery

We are developing BioSurgery products for internal use, including for hemostasis and sealant applications, and gastrointestinal endoscopic surgical procedures, and we believe that our technology will be useful in addressing the constant demand for better performance and safety in minimally invasive surgery (MIS), traditional surgery, Natural Orifice Translumenal Endoscopic Surgery (NOTES), and other procedures.

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

●	increased use of anticoagulants and other anti-thrombotic agents (blood thinners) due to co-morbidities, but which predispose patients to bleeding;

●	the increasingly difficult nature of procedures expected to be performed by surgeons with the least invasive method feasible in the less expensive settings accessible; and

●	the desire to lower procedure time to increase operating room through-put, increase shift volume, and lessen in-procedure time for patient’s well-being;

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

In a trend to make traditional minimally invasive surgery even less invasive, known as NOTES, a procedure is performed through an endoscope that is passed through a natural orifice, such as the mouth, urethra, anus, or vagina, and then through an internal incision in the stomach, vagina, bladder or colon. NOTES advantages include those of MIS to a potentially even greater degree, as well as the lack of external incisions and external scars, improved visibility, and the possibility to avoid managing potential obstacles to surgery, such as extensive adhesions from prior procedures. However, compared to MIS, margin for error in NOTES is even less. NOTES may be performed by surgeons or endoscopists, yet the techniques can be challenging to learn and are in their early stages of development. Practitioners may seek additional tools, including BioSurgery products where relevant, to enable them to operate efficiently, effectively, and safely.

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

We are also developing products for gastrointestinal and NOTES procedures, endoscopic mucosal resections (EMR) and endoscopic submucosal dissections (ESD). Surgical endoscopists are removing more complicated tumors and lesions from the gastrointestinal tract via EMR and ESD, which are endoscopic techniques to remove early-stage cancer and precancerous growths from the lining of the digestive tract through long narrow equipment, which consist of ports, catheters, lights, monitors, and video cameras. This represents the least invasive interventional approach known.

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

Several companies have products that provide either a lift or are hemostatic. Based on early indicators, we believe that AC5-G provides properties for both lift and hemostasis. AC5-G was featured in a video presentation during the Emerging Technology Session of the Society of American Gastrointestinal and Endoscopic Surgeons (SAGES) 2020 Annual Meeting.

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

●	Reimbursement for some competing products and product categories may be more established, making it surgeon less likely to use a newer product with limited history of successful reimbursement.

Other Governmental Regulations and Environmental Matters

We are or may become subject to various laws and regulations regarding laboratory practices and the use of animals in testing, as well as environmental laws and regulations governing, among other things, any use and disposal by us of hazardous or potentially hazardous substances in connection with our research. At this time, costs attributable to environmental compliance are not material. In each of these areas, applicable US and foreign government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on our business. Additionally, if we are able to successfully obtain approvals for, and commercialize our product candidates, then the Company and our products may become subject to various federal, state and local laws targeting fraud, abuse, privacy and security in the healthcare industry.

Intellectual Property

We are focused on the development of self-assembling compositions, particularly self-assembling peptide compositions, and methods of making and using such compositions primarily in healthcare applications. Suitable applications of these compositions include limiting or preventing the movement of bodily fluids and contaminants within or on the human body, preventing adhesions, treatment of leaky or damaged tight junctions, and reinforcement of weak or damaged vessels, such as aneurysms. Our strategy to date has been to develop an intellectual property portfolio in high-value jurisdictions that tend to uphold intellectual property rights and apply business judgment rules to determine which patent applications to pursue and, if granted, which patents to maintain. The information provided is subject to change if pending patent applications are abandoned, issued patents are allowed to lapse, or new applications are filed.

As of February 2, 2024, we either own or license from others a number of US patents, US patent applications, foreign patents and foreign patent applications.

Six patent portfolios assigned to Arch Biosurgery, Inc. include approximately 50 patents and pending applications in approximately 20 jurisdictions, including approximately 11 patents and pending applications in the US. These portfolios cover self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof, including approximately eight issued US patents (US 9,415,084; US 9,162,005; US 9,789,157; US 9,821,022; US 9,339,476; US 10,314,886; US 10,682,386, and 10,869,907) that expire between 2026 and 2034 (absent any potential patent term extension), as well as approximately 30 patents that have been either allowed, issued or granted in foreign jurisdictions.

We have also entered into a license agreement with Massachusetts Institute of Technology and Versitech Limited (MIT) pursuant to which we have been granted exclusive rights under two portfolios of patents and non-exclusive rights under another three portfolios of patents.

The two portfolios exclusively licensed from MIT include approximately 30 patents and pending applications drawn to self-assembling peptides, formulations and methods of use thereof and self-assembling peptidomimetics and methods of use thereof in a total of nine jurisdictions. The portfolios include five issued US patents (US 9,511,113; US 9,084,837; US 10,137,166; US 9,327,010; and US 9,364,513) that expire between 2026 and 2027 (absent any potential patent term extension), as well as additional patents that have been either allowed, issued or granted in foreign jurisdictions.

The portfolios non-exclusively licensed from MIT include a number of US and foreign applications, including three issued US patents (US 7,846,891; US 7,713,923; and US 8,901,084) that expire between 2024 and 2026 (absent any potential patent term extension), as well as additional patents that have been either allowed, issued or granted in foreign jurisdictions.

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

Employees

We presently have eight full-time employees, and we make extensive use of third-party contractors, consultants, and advisors to perform many of our present activities. We expect to increase the number of our employees as we increase our operations.

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

On January 18, 2023, the Company entered into Amendment No. 1 to the 2022 SPA (the “Amendment” and, together with the SPA, the “Amended 2022 SPA”), with certain Investors in connection with the second closing of the 2022 Convertible Note Offering for the issuance and sale by the Company to such Investors of an aggregate of (i) Unsecured Convertible Promissory Notes (each a “Second Note” and collectively, the “Second Notes”) in the aggregate principal amount of $636,000, which includes an aggregate $106,000 original issue discount in respect of the Second Notes; (ii) warrants (the “Second Warrants”) to purchase an aggregate of 127,968 shares (the “Second Warrant Shares”) of Common Stock; and (iii) 9,598 shares of Common Stock (the “Second Inducement Shares”). The aggregate gross proceeds for the sale of the Second Notes, Second Warrants and Second Inducement Shares was approximately $530,000, before deducting any placement agent’s fees and other estimated fees and offering expenses payable by the Company. The second closing of the sales of these securities under the Amended 2022 SPA occurred on January 18, 2023 (the “Second Closing Date”). As background, the Company originally entered into a Securities Purchase Agreement, dated July 6, 2022 (the “2022 SPA”), with certain institutional and accredited individual investors (collectively, the “Investors”) for the issuance and sale by the Company to the Investors of convertible promissory notes (the “2022 Notes”), warrants (the “2022 Warrants”) to purchase shares of common stock, par value $0.001 per share (the “Common Stock”), and shares of Common Stock (the “2022 Inducement Shares”, and together with the 2022 Notes, and 2022 Warrants, the “2022 Convertible Note Offering”). The First Closing of the 2022 Convertible Note Offering occurred on July 6, 2022.

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

Under Amendment No. 2 to the 2022 Notes, the following amendments to the 2022 Notes will be effective at the moment in time immediately preceding the consummation of the offering (the “Effective Time”) in connection with the uplist of the Common Stock to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”). If a 2022 Note holder elects to participate in the Uplist Transaction (each, a “Participating Holder”) for an amount equal to no less than 50% of the Participating Holder’s original investment amount in the 2022 Private Placement Financing (the “Minimum Investment Amount”), such holder will be entitled to repayment of the principal amount of their 2022 Notes upon closing of the Uplist Transaction. In addition, the Company will issue to each Participating Holder a new convertible promissory note equal to the product of 2.4 and the sum of any prepayment premiums and total interest payable on such Participating Holder’s 2022 Notes (the “2023 Notes”). The 2023 Notes will have a maturity date of July 6, 2024 and will be on substantially the same terms as the original 2022 Notes as applicable. For non-Participating Holders (each, a “Non-Participating Holder”), the maturity date of the 2022 Notes held by such Non-Participating Holder will be extended to July 6, 2024. Further, each Non-Participating Holder will waive their right to demand repayment of any portion of the outstanding balance of such holder’s 2022 Notes upon an Uplist Transaction. Notwithstanding the foregoing, if the registration statement filed in connection with the Uplist Transaction is not declared effective by 11:59 P.M. (EST) on March 15, 2023 (the “Amendment No. 2 Termination Date”), Amendment No. 2 to the 2022 Notes will automatically terminate and shall be of no further force or effect without any further action by the Company or the Requisite Holders, provided, that the Amendment No. 2 Termination Date may be extended by the written approval of the Company and 2022 Notes holders which purchased at least 50% plus $1.00 of the 2022 Notes based on the initial principal amounts thereunder (the “Requisite Holders”).

On March 10, 2023, the Company also entered into an amendment (the “Series 1 Note Amendment”) with each of the holders of the Company’s outstanding Series 1 Convertible Notes (as amended, the “Series 1 Notes”). Also on March 10, 2023, the Company entered into an amendment (the “Series 2 Note Amendment” and, together with the Series 1 Amendment, the “Series Note Amendments”) with each of the holders of the Company’s outstanding Series 2 Convertible Notes (as amended, the “Series 2 Notes” and, together with the Series 1 Notes, the “Series Convertible Notes”). Pursuant to the Series Note Amendments, the Company can elect to convert the principal and accrued interest under the Series Convertible Notes (the “Series Note Obligations”) upon the earlier of the completion of an Uplist Transaction or maturity date of the Series 1 Notes and Series 2 Notes. In the event the Company exercises such option, the Series Note Obligations will be deemed to equal the product of 4.5 (which was previously 1.6 prior to the Series Note Amendments) and the outstanding Series Note Obligations. Notwithstanding the foregoing, if the registration statement filed in connection with the Uplist Transaction is not declared effective by 11:59 P.M. (EST) on March 15, 2023 or such later extended date as provided for therein (the “Series Note Amendments Termination Date”), the Series Note Amendments will automatically terminate without any further action by the Company or the holders of the Series Convertible Notes. The Series Note Amendments Termination Date will be automatically extended upon any extension of the Amendment No. 2 Termination Date.

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

As a result of the entry into the Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to (i) extend the Amendment No. 2 Termination Date from March 15, 2023 to April 15, 2023; (ii) modify the terms of the Uplist Transaction repayment provision; and (iii) provide for the issuance of the 2023 Notes, subject to completion of the Uplist Transaction. Also, on March 15, 2023, in connection with Amendment No. 3 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of completion of an Uplist Transaction from March 15, 2023 to April 15, 2023.

On April 15, 2023, the Company entered into an amendment (“Amendment No. 4 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023 and March 15, 2023, issued in connection with the First Closing. On April 15, 2023, the Company also entered into an amendment (“Amendment No. 4 to the Second Notes” and, together with Amendment No. 4 to the First Notes, “Amendment No. 4 to the 2022 Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023 and March 15, 2023 issued in connection with the Second Closing. Under Amendment No. 4 to the 2022 Notes, the 2022 Notes and Second Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from April 15, 2023 to May 15, 2023.

As a result of the entry into Amendment No. 4 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from April 15, 2023 to May 15, 2023. Also, on April 15, 2023, in connection with Amendment No. 4 to the 2022 Notes, and pursuant to the terms of the Company's outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of an Uplist Transaction from April 15, 2023 to May 15, 2023.

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

On May 15, 2023, the Company entered into an amendment (“Amendment No. 5 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023 and April 15, 2023, issued in connection with the First Closing to extend the date of the completion of the Uplist Transaction from May 15, 2023 to June 15, 2023. On May 15, 2023, the Company also entered into an amendment (“Amendment No. 5 to the Second Notes” and, together with Amendment No. 5 to the First Notes, “Amendment No. 5 to the 2022 Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023 and April 15, 2023 issued in connection with the Second Closing to extend the date of the completion of the Uplist Transaction from May 15, 2023 to June 15, 2023.

As a result of the entry into Amendment No. 5 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from May 15, 2023 to June 15, 2023. Also, on May 15, 2023, in connection with Amendment No. 5 to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of an Uplist Transaction from May 15, 2023 to June 15, 2023.

Through May 15, 2023, the Company raised $538,000 in the form of shareholder advances from two different investors to support operations in advance of the Company’s prospective Uplisting Transaction. On May 15, 2023, $488,000 of these shareholder advances, which was contributed by a single investor, were issued an Unsecured convertible note (the “Third Note”) in connection with the Third Closing of the 2022 Convertible Note Offering. The remaining $50,000 that was raised by the Company in the form of shareholder advances was repaid per the agreed terms on July 7, 2023 for $60,000.

On May 18, 2023 and May 31, 2023, the Company raised $340,000 and $350,015 from a shareholder and a third-party investor, respectively, to support operations in advance of the Company’s anticipated closing of the Bridge Offering (as defined below).  On July 7, 2023, the amount prefunded by the current shareholder was included in the first closing of a common stock, pre-funded warrant and common warrants Bridge Offering. The amount prefunded by the third-party investor is expected to be included in a subsequent closing of the Bridge Offering.

On June 15, 2023, the Company entered into an amendment (“Amendment No. 6 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023 and May 15, 2023, issued in connection with the First Closing to extend the date of the completion of the Uplist Transaction from June 15, 2023 to July 1, 2023. On June 15, 2023, the Company also entered into an amendment (“Amendment No. 6 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023 and May 15, 2023 issued in connection with the Second Closing to extend the date of the completion of the Uplist Transaction from June 15, 2023 to July 1, 2023. On June 15, 2023, the Company also entered into an amendment (“Amendment No. 1 to the Third Notes and, together with Amendment No. 6 to the First Notes and Amendment No. 6 to the Second Notes, the “First Series of Amendments to the 2022 Notes”) with the holder of the Company’s outstanding Third Notes issued in connection with the Third Closing to extend the date of the completion of the Uplist Transaction from June 15, 2023 to July 1, 2023.

As a result of the entry into First Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from June 15, 2023 to July 1, 2023. Also, on June 15, 2023, in connection with First Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from June 15, 2023 to July 1, 2023.

On July 1, 2023, the Company entered into an amendment (“Amendment No. 7 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, and June 15, 2023, issued in connection with the First Closing. On July 1, 2023, the Company also entered into an amendment (“Amendment No. 7 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, and June 15, 2023, issued in connection with the Second Closing. On July 1, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Third Notes and, together with Amendment No. 7 to the First Notes and Amendment No. 7 to the Second Notes, the “Second Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, issued in connection with the Third Closing. Under the Second Series of Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from July 1, 2023 to July 31, 2023.

As a result of the entry into the Second Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from July 1, 2023 to July 31, 2023. Also, on July 1, 2023, in connection with the Second Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from July 1, 2023 to July 31, 2023.

On July 7, 2023, the Company announced that it had entered into a Securities Purchase Agreement (the “Bridge SPA”) with certain institutional and accredited individual investors (collectively, the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of (i) 1,749,245 shares (the “Shares”) of common stock, par value $0.001, of the Company (the “Common Stock”) at a purchase price of $0.275 per share; (ii) 4,996,199 warrants (the “Pre-Funded Warrants”) at a purchase price of $0.274 per Pre-Funded Warrant, to purchase an aggregate of 4,996,199 shares of Common Stock (the “Pre-Funded Warrant Shares”); and (iii) 13,490,888 warrants (the “Common Warrants”) to purchase an aggregate 13,490,888 shares of Common Stock (the “Common Stock Warrants Shares”). The Shares, Pre-Funded Warrants, and Common Warrants were issued as part of a private placement offering authorized by the Company’s Board of Directors (the “Bridge Offering”).

Pursuant to the lock-up agreement provided for by the Bridge SPA, the Investors agreed that they would either (A) purchase securities, for cash, in an offering conducted in conjunction with an uplist of the Common Stock to any of, and in compliance with the rules of, the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”) with an aggregate purchase price equal to at least 4.3 multiplied by the aggregate purchase price paid by the Investor for the Shares, Pre-Funded Warrants and Common Warrants under the Bridge SPA or (B) be subject to a lock-up provision not to sell or otherwise transfer any of the Shares, Pre-Funded Warrant Shares or Common Warrant Shares acquired by them in the Bridge Offering until the one-year anniversary of the Closing Date. The aggregate gross proceeds for the sale of the Shares, Pre-Funded Warrants, and Common Warrants will be approximately $1.85 million, before deducting the placement agent’s fees and other estimated fees and offering expenses payable by the Company. The closing of the sales of these securities under the Bridge SPA occurred on July 7, 2023 (the “Closing Date”).

The Bridge SPA also provides additional provisions including: i) certain adjustments that would require the Company to issue additional securities to the Investors if the effective offering price to the public of Common Stock in connection with the next underwritten public offering is less than $4.00 per share; ii) a requirement to register the Shares, Pre-Funded Warrant Shares, and Common Stock Warrant Shares on a subsequent registration statement or statements; and, iii) certain restrictions on the Company’s ability to conduct subsequent sales of its equity securities and certain business activities.

On July 7, 2023, the Company also entered into an amendment (“Amendment No. 8 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, and July 1, 2023, issued in connection with the First Closing. On July 1, 2023, the Company also entered into an amendment (“Amendment No. 8 to the Second Notes” with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, and July 1, 2023, issued in connection with the Second Closing. On July 1, 2023, the Company also entered into an amendment (“Amendment No. 3 to the Third Notes”, and, together with Amendment No. 8 to the First Notes and Amendment No. 8 to the Second Notes, the “Third Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, issued in connection with the Third Closing.

Under the Third Series of Amendments to the 2022 Notes, the following amendments to the 2022 Notes, Second Notes, and Third Notes will be simultaneously effective upon the closing of an offering conducted in conjunction with an uplist of the Common Stock to any of, and in compliance with the rules of, the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (the “Uplist Transaction”). The Specified Percentage (as defined below) of the then outstanding principal amount of the 2022 Notes, Second Notes, and Third Notes shall automatically convert (the “Automatic Conversion”) into shares of Common Stock, with the conversion price for purposes of such Automatic Conversion being equal to the lower of (i) the per unit price at which any units (each unit being comprised of one share or share equivalent and accompanying warrants, if any) are sold in the Uplist Transaction or (ii) the price at which warrants issued in the Uplist Transaction are exercisable (but in no event increased above the conversion price in effect immediately prior to the pricing of the Uplist Transaction).

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

“Specified Percentage” means the greater of: (i) the percentage specified by the Company by notice to the holders of the 2022 Notes, Second Notes and Third Notes (the “Holders”, and each a “Holder”) at least five business days prior to the closing of the Uplist Transaction, which percentage shall be the percentage necessary to ensure the applicable Nasdaq requirements regarding the Uplist Transaction are satisfied, and (ii) the percentage specified by the Holder by notice to the Company at least three business days prior to the closing of the Uplist Transaction (which percentage may be different for each 2022 Note, Second Note, and/or Third Note as determined by each Holder thereof); provided, that in no event shall the Specified Percentage for the 2022 Notes, Second Notes, and/or Third Notes (A) exceed twenty five percent (25%) unless otherwise agreed in writing by the Holder, or (B) exceed fifty percent (50%) unless otherwise agreed in writing by the Company.

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

On July 7, 2023 the Company paid $60,000 to a shareholder that had previously advanced the Company $50,000 to support operations. The payment satisfied all remaining obligations in connection with the $538,000 of shareholder advances received by the Company through May 15, 2023. The additional $488,000 was issued as a Third Note.

Additional information related to all such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 13, 2023.

During July 2023, the Company entered into a finance agreement with First Insurance Funding to fund a portion of its insurance policies. For the year ended September 30, 2023, the amount financed is approximately $395,000 and incurs interest rates ranging from 7.49% to 9.90%. The Company is required to make monthly payments of approximately $35,000 through April 2024.

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

On July 18, 2023, the Board executed a unanimous written consent that, among other things, approved, subject to the approval of a majority of the stockholders of the Company, the following: 1) amend the Amended and Restated Articles of Incorporation (the “Articles”) to a) increase the number of authorized shares of common stock, par value $0.001 (the “Common Stock”) from 12 million to 350 million, b) create 5,000,000 shares of “blank check” preferred stock, and c) approve a reverse split at a ratio of between 1.5-for-1 and 20-for-1 without any proportionate decrease in the number of authorized shares; 2) amend the Bylaws of the Company to a) allow action by written consent of stockholders representing more than 50% of the total number of shares of Common Stock currently issued and outstanding, and b) establish that holders of thirty-three and one-third (33.3333%) of the total number of shares of Common Stock currently issued and outstanding shall constitute a quorum at any meeting of stockholders for the transaction of business, except as otherwise provided by the NRS or by the Articles; and, 3) approve the 2023 Omnibus Equity Incentive Plan with an initial reservation of 455,169 shares, options or other such grants.

Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on July 24, 2023.

On July 31, 2023, the Company entered into an amendment (“Amendment No. 9 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023 and July 7, 2023 issued in connection with the First Closing. On July 31, 2023, the Company also entered into an amendment (“Amendment No. 9 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, and July 7, 2023 issued in connection with the Second Closing. On July 31, 2023, the Company also entered into an amendment (“Amendment No. 4 to the Third Notes and, together with Amendment No. 9 to the First Notes and Amendment No. 9 to the Second Notes, the “Fourth Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023 and July 7, 2023 issued in connection with the Third Closing. Under the Fourth Series of Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from July 31, 2023 to August 31, 2023.

As a result of the entry into the Fourth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from July 31, 2023 to August 31, 2023. Also, on July 31, 2023, in connection with the Fourth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from July 31, 2023 to August 31, 2023.

On August 13, 2023, our Board adopted and approved the Amended and Restated 2023 Equity Incentive Plan (the “A&R Plan”), subject to stockholder approval, which amended and restated the Company’s 2023 Equity Incentive Plan originally approved by the Board on July 18, 2023 (the “Plan”). The Plan was amended and restated to (i) shorten the Plan’s duration from 10 years to 6 years, (ii) decrease the annual Evergreen Shares (as defined in the A&R Plan) percentage from six percent (6%) to five percent (5%), (iii) limit the Plan’s incremental 15% increases to shares issued in connection with the “Bridge Financing”, the “Uplist Transaction” and/or, to the extent provided by the A&R Plan, a “Qualifying Offering” (as such terms are defined in the A&R Plan), and (iv) require that seventy-five percent (75%) of the Evergreen Shares be granted as stock options, stock appreciation rights and/or performance-based awards, among other things. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on August 23, 2023.

On August 22, 2023, the Company received a written consent in lieu of a meeting of stockholders representing a majority of the voting power of the outstanding shares of voting stock of the Company (the “Majority Stockholders”) approving the A&R Plan and thereafter, the Company filed a preliminary Information Statement on Schedule 14C (the “Information Statement”) with the Securities and Exchange Commission (the “SEC”) with respect to the transactions contemplated hereby.

On August 30, 2023,the Company entered into an amendment (“Amendment No. 10 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, and July 31, 2023 issued in connection with the First Closing. On August 30, 2023, the Company also entered into an amendment (“Amendment No. 10 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, and July 31, 2023 issued in connection with the Second Closing. On August 30, 2023, the Company also entered into an amendment (“Amendment No. 5 to the Third Notes” and, together with Amendment No. 10 to the First Notes and Amendment No. 10 to the Second Notes, the “Fifth Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, July 7, 2023, and July 31, 2023 issued in connection with the Third Closing. Under the Fifth Series of Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from August 31, 2023, to September 30, 2023.

As a result of the entry into the Fifth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from August 31, 2023, to September 30, 2023. Also, on August 30, 2023, in connection with the Fifth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from August 31, 2023 to September 30, 2023.

On August 30, 2023, the Company also entered into an amendment (“Amendment No. 1 to the Second A&R Registration Rights Agreement”) to that certain Second Amended and Restated Registration Rights Agreement, dated as of May 15, 2023, with effect as of June 17, 2023, by and among the Company and certain institutional and accredited individual investors (the “Second A&R Registration Rights Agreement”). Under Amendment No. 1 to the Second A&R Registration Rights Agreement, the Second A&R Registration Rights Agreement was amended to extend the filing deadline by which the Company is obligated to file with the Securities and Exchange Commission (the “SEC”) a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the Second Closing and Third Closing to the date that is 45 days following the Uplist Transaction.

On August 30, 2023, the Company also entered into an amendment (“Amendment No. 1 to the Bridge SPA”), with certain institutional and accredited individual investors that participated in the first closing of the Bridge Offering to extend the date by which additional closings under the SPA are permitted from 30 days after the Initial Closing Date to 90 days after the Initial Closing Date.

On August 30, 2023, the Company also entered into an amendment (“Amendment No. 1 to the Registration Rights Agreement”) to that certain Registration Rights Agreement, dated as of July 7, 2023, by and among the Company and certain institutional and accredited individual investors (the “Registration Rights Agreement”). Under Amendment No. 1 to the Registration Rights Agreement, the Registration Rights Agreement was amended to extend the filing deadline by which the Company is obligated to file with the SEC a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the Bridge Offering, to the earlier of (i) the date that is 30 days following the Uplist Transaction and (ii) October 31, 2023.

Additional information related to all such matters can be found in the Form 8-K filed by the Company with the Securities and Exchange Commission on September 6, 2023.

On August 31, 2023, the Company consummated a second closing of the Bridge Offering pursuant to the terms and conditions of the SPA with certain institutional and accredited individual investors (collectively, the “Investors”) providing for the issuance and sale by the Company to the Investors of an aggregate of (i) 1,527,150 shares of Common Stock (the “Shares”) at a purchase price of $0.275 per share; (ii) 1,058,743 pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,058,743 shares of Common Stock, at a purchase price of $0.274 per Pre Funded Warrant (the “Pre-Funded Warrant Shares”); and (iii) 5,171,786 warrants (the “Common Warrants” and together with the Pre-Funded Warrants, the “Warrants”) to purchase an aggregate of 5,171,786 shares of Common Stock (the “Common Warrant Shares” and together with the Pre-Funded Warrant Shares, the “Warrant Shares”). The Shares, Pre-Funded Warrants, and Common Warrants were issued as part of the second closing of the Bridge Offering. Additional information related to such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on September 7, 2023.

On September 1, 2023, the Company filed a definitive Information Statement with the SEC and commenced mailing the definitive Information Statement to the Company’s stockholders notifying them of the action taken by written consent on August 22, 2023 to approve the A&R Plan. Under the applicable SEC regulations, the A&R Plan became effective 20 days from the date of the mailing of the definitive Information Statement to the Company’s stockholders.

On September 21, 2023, the Company amended its Articles of Incorporation by filing a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of Nevada to increase the total number of authorized shares of common stock, par value $0.001 per share, from 12,000,000 to 350,000,000, and to authorize 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share. The Certificate of Amendment was authorized by our Board on July 18, 2023, and the amendments to the Company’s Articles of Incorporation were approved by the Company’s stockholders on August 22, 2023.

On September 30, 2023, the Company entered into an amendment (“Amendment No. 11 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, and August 30, 2023 issued in connection with the First Closing. On September 30, 2023, the Company also entered into an amendment (“Amendment No. 11 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, and August 30, 2023 issued in connection with the Second Closing. On September 30, 2023, the Company also entered into an amendment (“Amendment No. 6 to the Third Notes” and, together with Amendment No. 11 to the First Notes and Amendment No. 11 to the Second Notes, the “Sixth Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, July 7, 2023, July 31, 2023, and August 30, 2023 issued in connection with the Third Closing. Under the Sixth Series of Amendments to the 2022 Notes, the 2022 Notes, second Notes, and Third notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American (such transaction, an “Uplist Transaction”) from September 30, 2023 to October 31, 2023.

As a result of the entry into the Sixth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from September 30, 2023, to October 31, 2023. Also, on September 30, 2023, in connection with the Sixth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from September 30, 2023 to October 31, 2023.

Additional information related to such matters can be found in the Form 8-K filed by the Company with the Securities and Exchange Commission on October 4, 2023.

On October 30, 2023, the Company received a shareholder advance of $100,000 to support the operations of the Company.

On November 8, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE SPA”) with certain institutional and accredited individual investors (collectively, the “Investors”) providing for the issuance and sale by the Company to the Investors of (i) pre-funded warrants (the “PIPE Pre-Funded Warrants”) and (ii) warrants (the “PIPE Common Warrants” and together with the PIPE Pre-Funded Warrants, the “PIPE Warrants”). The PIPE Pre-Funded Warrants and PIPE Common Warrants will be issued as part of a private placement offering authorized by the Company’s Board of Directors (the “PIPE Offering”). The aggregate gross proceeds for the sale of the PIPE Pre-Funded Warrants and PIPE Common Warrants will be approximately $7.1 million, before deducting the placement agent’s fees and other estimated fees and offering expenses payable by the Company. The purpose of the PIPE Offering is mainly to assist the Company in meeting the initial listing requirements of the Nasdaq Capital Market, including for purposes of the minimum stockholders’ equity requirement and the requirement of the Company to achieve its listing in connection with a firm commitment underwritten public offering. The closing of the PIPE Offering is contingent upon, among other conditions, a registration statement that registers the PIPE Warrant Shares for resale being declared effective by the SEC and the approval of the listing of the Common Stock on Nasdaq, and the closing is expected to occur immediately prior to the pricing of the Uplist Transaction.

On November 8, 2023, the Company entered into an amendment (“Amendment No. 12 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023 and September 30, 2023 issued in connection with the First Closing. On November 8, 2023, the Company also entered into an amendment (“Amendment No. 12 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023 and September 30, 2023 issued in connection with the Second Closing. On November 8, 2023, the Company also entered into an amendment (“Amendment No. 7 to the Third Notes” and, together with Amendment No. 12 to the First Notes and Amendment No. 12 to the Second Notes, the “Seventh Series of Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023 and September 30, 2023 issued in connection with the Third Closing. Under the Seventh Series of Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an Uplist Transaction from October 31, 2023, to November 15, 2023.

In addition to the foregoing, the following amendments to the 2022 Notes, Second Notes, and Third Notes will be simultaneously effective upon the closing of the Uplist Transaction. Fifty percent (50%) of the then outstanding principal amount of the 2022 Notes, Second Notes and Third Notes shall automatically convert (the “Automatic Conversion”) into shares of Common Stock, with the conversion price for purposes of such Automatic Conversion of $4.00. Upon the Automatic Conversion and to the extent that the beneficial ownership of a holder of 2022 Notes, Second Notes, and Third Notes (a “Holder” and, all holders of 2022 Notes together, the “Holders”) would increase over the applicable Ownership Limitation, the Holder will receive pre-funded warrants in lieu of shares of Common Stock otherwise issuable to the Holder in connection with the Automatic Conversion, which may be exercised on a cashless basis, shall be exercisable immediately upon issuance and shall contain a customary beneficial ownership limitation provision.

In addition, upon the Automatic Conversion, the Holder shall receive a warrant (the “Uplist Conversion Warrant”, and the shares issuable upon exercise thereof, the “Uplist Conversion Warrant Shares”) to purchase a number of shares of Common Stock equal to 6.3812 times the dollar amount under the 2022 Notes, Second Notes, Third Notes that was converted in the Automatic Conversion. The Uplist Conversion Warrant shall have an exercise price per share of $4.00 and shall otherwise be identical to the PIPE Common Warrant.

As a result of the entry into the Seventh Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from October 31, 2023, to November 15, 2023. Also, on November 8, 2023, in connection with the Seventh Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from October 31, 2023 to November 15, 2023.

On November 8, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Second A&R Registration Rights Agreement”) to that certain Second Amended and Restated Registration Rights Agreement, dated as of May 15, 2023, as amended on June 17, 2023, by and among the Company and certain institutional and accredited individual investors (as amended, the “Second A&R Registration Rights Agreement”). Under Amendment No. 2 to the Second A&R Registration Rights Agreement, the Second A&R Registration Rights Agreement was amended to (I) extend the filing deadline by which the Company is obligated to file with the SEC a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the 2022 Convertible Note Offering to the earlier of (i) the date that is 30 days following the Uplist Transaction and (ii) November 30, 2023, and (II) to provide for the inclusion of the Registerable Securities (as defined therein) in the Uplist S-1 (as defined therein).

On November 8, 2023, the Company also entered into an amendment to the Bridge SPA (“Amendment No. 2 to the Bridge SPA”), with certain institutional and accredited individual investors that participated in the Bridge Offering. Under Amendment No. 2 to the Bridge SPA, upon the closing of the next underwritten public offering of Common Stock (the “Qualifying Offering”), which the Company agreed is the Uplist Transaction, if the effective offering price to the public per share of Common Stock (the “Qualifying Offering Price”) is lower than $4.00 per share, then the Company shall issue additional Bridge Pre-Funded Warrants (the “True-Up Pre-Funded Warrants”), or shares of Common Stock (the “True-Up Shares”) in lieu thereof to the extent necessary to cause the Company to meet the listing requirements of the Company’s proposed trading market in the Uplist Transaction, in an amount reflecting a reduction in the purchase price paid for the Bridge Shares and Bridge Pre-Funded Warrants that equals the proportion by which the Qualifying Offering Price is less than $4.00.

On November 8, 2023, the Company also entered into an amendment (“Amendment No. 2 to the Bridge Registration Rights Agreement”) to that certain Registration Rights Agreement, dated as of July 7, 2023, as amended on August 30, 2023, by and among the Company and certain institutional and accredited individual investors (as amended the “Bridge Registration Rights Agreement”). Under Amendment No. 2 to the Bridge Registration Rights Agreement, the Bridge Registration Rights Agreement was amended to (I) extend the filing deadline by which the Company is obligated to file with the SEC a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the Bridge Offering, to the earlier of (i) the date that is 30 days following the Uplist Transaction and (ii) November 30, 2023, and (II) to provide for the inclusion of the Registerable Securities (as defined therein) in the Uplist S-1 (as defined therein).

Additional information related to all such matters can be found in the Form 8-K filed by the Company with the Securities and Exchange Commission on November 15, 2023.

On November 13, 2023, the Company received a shareholder advance of $100,000 to support the operations of the Company.

On November 21, 2023, and effective as of November 15, 2023, the Company entered into an amendment (“Amendment No. 13 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, and October 31, 2023 issued in connection with the First Closing. On November 21, 2023, and effective as of November 15, 2023, the Company also entered into an amendment (“Amendment No. 13 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, and as subsequently amended on March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023 and October 31, 2023 issued in connection with the Second Closing. On November 21, 2023, and effective as of November 15, 2023, the Company also entered into an amendment (“Amendment No. 8 to the Third Notes” and, together with Amendment No. 13 to the First Notes and Amendment No. 13 to the Second Notes, the “Eighth Series of Amendments to the 2022 Notes”) with the holder of the Company’s outstanding Third Notes, as amended on June 15, 2023, and as subsequently amended on July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023 and October 31, 2023 issued in connection with the Third Closing. Under the Eight Series of Amendments to the 2022 Notes, the 2022 Notes, Second Notes, and Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange, or NYSE American (such transaction, an “Uplist Transaction”) from November 15, 2023, to January 6, 2024.

As a result of the entry into the Eighth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from November 15, 2023, to January 6, 2024. Also, on November 21, 2023, in connection with the Eighth Series of Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Series Notes, the Series Notes were automatically amended to extend the date of the completion of the Uplist Transaction from November 15, 2023 to January 6, 2024.

On November 21, 2023, the Company also entered into an amendment (“Amendment No. 3 to the Second A&R Registration Rights Agreement”) to that certain Second Amended and Restated Registration Rights Agreement, dated as of May 15, 2023, as amended on June 17, 2023, and as subsequently amended on November 8, 2023 by and among the Company and certain institutional and accredited individual investors (as amended, the “Second A&R Registration Rights Agreement”). Under Amendment No. 3 to the Second A&R Registration Rights Agreement, the Second A&R Registration Rights Agreement was amended to extend the filing deadline by which the Company is obligated to file with the Securities and Exchange Commission (the “SEC”) a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the 2022 Convertible Note Offering to the earlier of (i) the date that is 30 days following the Uplist Transaction and (ii) January 31, 2024.

On November 22, 2023, the Company entered into an amendment (“Amendment No. 3 to the Bridge Registration Rights Agreement”) to that certain Registration Rights Agreement, dated as of July 7, 2023, as amended on August 30, 2023, and as subsequently amended on November 8, 2023, by and among the Company and certain institutional and accredited individual investors (as amended the “Bridge Registration Rights Agreement”) in connection with a private placement offering of pre-funded warrants to purchase shares of common stock, par value $0.001, of the Company (“Common Stock”), common warrants to purchase shares of Common Stock, and shares of Common Stock (the “Bridge Offering”). Under Amendment No. 3 to the Bridge Registration Rights Agreement, the Bridge Registration Rights Agreement was amended to extend the filing deadline by which the Company is obligated to file with the SEC a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the Bridge Offering, to the earlier of (i) the date that is 30 days following the Uplist Transaction and (ii) January 31, 2024.

Additional information related to all such matters can be found in the Form 8-K filed by the Company with the Securities and Exchange Commission on November 22, 2023.

On November 29, 2023, the Company received a shareholder advance of $250,000 to support the operations of the Company.

On November 30, 2023, the Company provided instructions to its transfer agent to issue a total of 52,917 shares of Common Stock in full satisfaction of all previously outstanding Series 2 Convertible Notes. Pursuant to the Series 2 Convertible Notes, the Company can elect to convert the principal and accrued interest under the Series Convertible Notes obligation (the “Series Note Obligations”) upon the earlier of the effective time of the Uplisting Transaction, or the maturity date. In the case of an In-Kind Note Repayment, the outstanding Note Obligations will be calculated by increasing by thirty-five percent the aggregate sum of the unpaid Principal Amount held by each Holder and the accrued interest at a rate of ten percent per annum, subject to, with respect to any portion of the Principal Amount that is converted or prepaid before the twelve month anniversary of the Issuance Date, a minimum interest payment equal to ten percent of the amount that is converted or prepaid. As consideration for agreeing to subordinate to the 2022 Notes, the premium applicable in connection with an In-Kind Note Repayment at maturity was increased from thirty-five percent to sixty percent. On March 10, 2023, the Company entered into Amendment 2 of the Series 2 Convertible Notes and pursuant this amendment, the Company can elect to convert the principal and accrued interest under the Series Convertible Notes (the “Series Note Obligations”) upon the earlier of the effective time of the Uplisting Transaction, or the maturity date. In the event the Company exercises such option, the Series Note Obligations will be deemed to equal the product of 4.5 (which was previously 1.6 prior to the Series Note Amendments) and the outstanding Series Note Obligations.

On December 5, 2023, Daniel Yrigoyen resigned, effective as of such date, from his position as an executive officer and as Vice President of Sales of the Company. Effective December 5, 2023 Shawn Carlson was appointed to serve as the Company’s Vice President of Sales.

From December 13, 2023 to December 14, 2023, two purchaser parties (the “Advancing Purchasers”) to the previously disclosed Securities Purchase Agreement (the “SPA”) dated November 8, 2023, among Arch Therapeutics, Inc. (the “Company”) and the purchasers party thereto (including the Advancing Purchasers), advanced the Company an aggregate of $500,000 (the “Advances”), which Advances are being treated as partial prepayment of the purchase price for the Advancing Purchasers under the SPA. If the transactions contemplated by the SPA are not consummated by February 29, 2023, the Company will be obligated to repay the Advances to the Advancing Purchasers within three business days thereafter.

On January 5, 2024, the Company entered into an amendment (“Amendment No. 14 to the First Notes”) with the holders of the Company’s outstanding 2022 Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, and November 15, 2023 issued in connection with the First Closing. On January 5, 2024, the Company also entered into an amendment (“Amendment No. 14 to the Second Notes”) with the holders of the Company’s outstanding Second Notes, as amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, and November 15, 2023 issued in connection with the Second Closing. On January 5, 2024, the Company also entered into an amendment (“Amendment No. 9 to the Third Notes” and, together with Amendment No. 14 to the First Notes and Amendment No. 14 to the Second Notes, the “Amendments to the 2022 Notes”) with the holders of the Company’s outstanding Third Notes, as amended on June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, and November 15, 2023 issued in connection with the Third Closing. Under the Amendments to the 2022 Notes, the Second Notes and the Third Notes were amended to extend the date of the completion of an uplist to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange, or NYSE American (such transaction, an “Uplist Transaction”) and to extend the respective maturity date of each of the 2022 Notes from January 6, 2024, to March 15, 2024.

As a result of the entry into the Amendments to the 2022 Notes, and pursuant to the terms of the Company’s outstanding Exchanged Notes, the Exchanged Notes were automatically amended to extend the date of completion of an Uplist Transaction from January 6, 2024, to March 15, 2024.

On January 9, 2024, the Audit Committee of the Board of Directors (the “Audit Committee”) of Arch Therapeutics, Inc. (the “Company”) dismissed Baker Tilly US, LLP (“Baker Tilly”) as the Company’s independent registered public accounting firm, effectively immediately. Also on January 9, 2024, the Audit Committee approved the appointment of Weinberg & Company, P.A. (“Weinberg”) as the Company’s new independent registered public accounting firm, effective immediately. Additional information related to all such matters can be found in the Form 8-K filed by the Company with Securities and Exchange Commission on January 12, 2024.

Results of Operations

The following discussion of our results of operations should be read together with the consolidated financial statements included in this Annual Report and the notes thereto. Our historical results of operations and the period-to-period comparisons of our results of operations that follow are not necessarily indicative of future results.

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022

	September 30,	September 30,	Increase
	2023	2022	(Decrease)
	($)	($)	($)
Revenue	75,724	15,652	60,072
Operating Expenses
Cost of revenues	78,163	51,489	26,674
Selling, general and administrative	4,371,164	4,519,636	148,472
Research and development	670,880	1,153,333	(482,453)
Loss from Operations	(5,120,207)	(5,708,806)	(604,251)
Other (expense) income	(1,938,353)	432,952	(2,255,305)
Net loss	(6,982,836)	(5,275,854)	(1,590,982)

Revenue

Revenue for the year ended September 30, 2023 was $75,724, an increase of $60,072 compared to $15,652 for the year ended September 30, 2022. Revenue for the year ended September 30, 2023 was the of result multiple transactions into a single hospital as well as transactions into multiple Veterans Administration Hospitals (the “VA”) consisting of twenty (20) total units through our distribution partner, Lovell Government Services (“LGS”). Revenue for the year ended September 30, 2022 was the result of four transactions into multiple VA Hospitals consisting of ten (10) total units through our distribution partner, LGS.

Cost of revenues

Cost of revenues during the year ended September 30, 2023 was $78,163, an increase of $26,674 compared to $51,489 for the year ended September 30, 2022. Cost of revenue includes product costs, third party warehousing, overhead allocation, royalty, and shipping costs.

Selling, General and Administrative Expense

General and administrative expense during the year ended September 30, 2023 was $4,371,164 a decrease of $148,453 compared to $4,519,636 for the year ended September 30, 2022. The decrease in selling, general and administrative expense for the year ended September 30, 2023 is primarily attributable to an increase in legal and consulting costs, which were more than offset by a decrease in compensation costs and patent costs.

Research and Development Expense

Research and development expense during the year ended September 30, 2023 was $670,880, a decrease of $482,453 compared to $1,153,333 for the year ended September 30, 2022. The decrease in research and development expense is primarily attributable to a decrease in compensation costs and consulting costs.

Other (Expense) Income

Other expense during the year ended September 30, 2023 was $1,938,353, an increase of $2,371,305 compared to total other income of $432,952 for the year ended September 30, 2022. The increase in other (expense) income is attributable to interest expense partially offset by gain for the extinguishment of derivative liabilities.

Liquidity and Capital Resources

We devote a significant amount of our efforts on fundraising as well as planning and conducting product research and development and activities in connection with obtaining regulatory marketing authorization. We have principally raised capital through borrowings and the issuance of convertible debt and units consisting of Common Stock and warrants to fund our operations.

Working Capital

At September 30, 2023, we had total current assets of $1,950,090 (including cash of $222,720) and a working capital deficit of $7,515,831. Our working capital as of September 30, 2023 and September 30, 2022 is summarized as follows:

	September 30,	September 30,
	2023	2022
Total Current Assets	$1,950,090	$2,598,195
Total Current Liabilities	9,465,921	3,320,494
Working Capital	$(7,515,831)	$(722,299)

Total current assets as of September 30, 2023 were $1,950,090, a decrease of $648,105 compared to $2,598,195 as of September 30, 2022. The decrease in current assets is primarily attributable to selling, general and administrative expense and research and development expense incurred in connection with activities to develop our primary product candidate, which was partially offset by our net proceeds from our 2nd and 3rd closings of our 2022 Note Financing and our bridge equity financing. Our total current assets as of September 2022 and 2022 were comprised primarily of cash, inventory and prepaid expense.

Total current liabilities as of September 30, 2023 were $9,465,921, an increase of $6,145,427 compared to $3,320,494 as of September 30, 2022. The increase is primarily due to an increase in accounts payable, current portion of the Series 2 Convertible Notes, current portion of the unsecured convertible notes, the current portion of the 2022 notes and accrued interest.

Cash Flow

	September 30,	September 30,
	2023	2022
Cash Used in Operating Activities	$(3,374,216)	$(4,456,075)
Cash Used in Investing Activities	(4,521)	—
Cash Provided by Financing Activities	2,854,517	2,936,376
Net decrease in cash	$(524,220)	$(1,519,699)

Cash Used in Operating Activities

Cash used in operating activities decreased $1,081,859 to $3,374,216 during the fiscal year ended September 30, 2023 compared to $4,456,075 for the fiscal year ended September 30, 2022. The decrease in cash used in operating activities is primarily attributable to the accretion of the debt discount, partially offset by a reduction in inventory.

Cash Used in Investing Activities

Cash used in investing activities increased $4,521 to $4,521 during the fiscal year ended September 30, 2023, compared to $0 during the fiscal year ended September 30, 2022. For the fiscal year ended September 30, 2023, cash used in investing activities increased due to the purchase of computer hardware.

Cash Provided by Financing Activities

Cash provided by financing activities decreased $81,859, to $2,854,517 for the fiscal year ended September 30, 2023, compared to $2,936,376 for the fiscal year ended September 30, 2022. For the year ended September 30, 2023, the cash provided by financing activities increased as a result from net proceeds of $2,209,839 raised from bridge equity financing and proceeds of $995,000 received from the issuance of unsecured convertible notes partially offset by repayment of financed insurance premium of $352,198. For the year ended September 30, 2022, the cash provided by financing activities resulted from net proceeds of $3,042,633 raised from the issuance of senior secured convertible notes, warrants and inducement shares partially offset by repayment of financed insurance premium.

Cash Requirements

We anticipate that our operating expenses, interest expense and other expenses will increase significantly as we continue to implement our business plan and pursue our operational goals. As of February 14, 2024, we believe that our current cash on hand will meet our anticipated cash requirements into the second quarter of fiscal 2024. Depending upon additional input from EU and US regulatory authorities, however, we do not expect to generate sufficient revenues from operations before we will need to raise additional capital. Further, our estimates regarding our use of cash could change if we encounter unanticipated difficulties or other issues arise, including without limitation those set forth under the heading “RISK FACTORS” in this Annual Report.

In the first quarter of 2021, the Company commenced commercial sales of our first product, AC5 Advanced Wound System. That revenue will not be sufficient to fund our business operations and we will need to obtain additional funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our potential new product candidates, seeking regulatory approval of any other product candidates we may choose to develop, commercializing any product candidates for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2018 SPA and the 2022 SPA (see Note 6) restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the 2018 SPA) including, but not limited to, an equity line of credit or “At-the-Market” financing facility until the three lead investors in the 2018 Financing collectively own less than 20% of the Series G Warrants (see Note 6) purchased by them pursuant to the 2018 SPA. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail, and our stockholders could lose all of their investments.

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

Going Concern

For the year ended September 30, 2023, the Company recorded a net loss of $6,982,836 and used cash in operations of $3,374,216. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s September 30, 2023 audited financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report do not include any adjustments that might be necessary should operations discontinue.

Critical Accounting Policies and Significant Judgments and Estimates

Pursuant to certain disclosure guidance issued by the SEC, the SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We do not believe the company has any accounts or circumstances that carry a significant level of estimation uncertainty. Our critical accounting policies that we anticipate will require the application of our most difficult, subjective or complex judgments are as follows:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2022 and September 2023, pursuant to Exchange Act Rule 13a-15(b). Our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022. Since that time, management performed a comprehensive review regarding the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)), which included additional oversight and training internally, as well as the retention of an external consultant to advise and review all matters of technical accounting and compliance with GAAP as a means to improve the effectiveness of disclosure controls and procedures, and resulted in the establishment of new policies and procedures to correct the prior deficiencies. As of September 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (“COSO”). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

During the year ended September 30, 2023, there were several changes in our internal control over financial reporting that management believes has materially improved our internal controls over financial reporting. Changes installed during the fiscal year ended September 30, 2023 included, but not necessarily limited to, i) a review of all internal policies related to internal control and disclosure, ii) enhanced controls related to the cash management and permissions, iii) establishment of additional policies to ensure sufficient controls and disclosure, iv) incremental oversight and communication to monitor compliance with such policies, v) implementation of additional training and cross-training for critical accounting functions to improve the effectiveness of internal control over financial reporting, and vi) the retention of an external consultant to advise on such matters and other technical accounting issues. In additional to the foregoing, from time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our current directors and executive officers:

Name	Position	Age	Director/Officer Since
Dr. Terrence W. Norchi	President, Chief Executive Officer and Chairman of the Board of Directors	59	April 2013
Punit Dhillon	Director	43	July 2018
Laurence Hicks	Director	58	September 2021
Dr. Guy L. Fish	Director	63	December 2021
Michael S. Abrams	Chief Financial Officer	53	May 2021

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

Based on our review of forms we received or written representations from reporting persons, we believe that all reports of securities ownerships and changes in such ownership required to be filed during the year ended September 30, 2023 were timely, with the exception of three reports for management and a board member which were filed shortly after the completion of the financing in August 2023, but after the deadline. Two members from the management team and one board member participated in the August financing.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the fiscal years ended September 30, 2023 and September 30, 2022 for (i) our principal executive officer; (ii) our two next most highly compensated executive officers whose total compensation exceeded $100,000 during our last completed fiscal year; and (iii) certain of our other executive officers, whose compensation is voluntarily provided.

Summary Compensation Table

				Stock	Option	All other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Name	Year	($)	($)	($)	($)(1)	($)	($)
Dr. Terrence W. Norchi	2023	450,500	—	—	40,500	—	491,000
President and Chief Executive Officer	2022	450,500	—	—	—	—	450,500
Michael S. Abrams Chief Financial Officer	2023	325,000	—	—	29,160	—	354,160
	2022	325,000	—	—	—	—	325,000
Daniel Yrigoyen VP of Sales(2)	2023	325,000	—	—	16,200	—	341,200
	2022	316,667	—	—	9,075	—	325,742

(1)

Represents the aggregate grant date fair values of awards granted during the fiscal year ended September 30, 2023 under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, which is calculated as of the grant date using a Black-Scholes option-pricing model. Accordingly, the dollar amounts listed do not necessarily reflect the dollar amount of compensation that may be realized by our executive officers. For information on the valuation assumptions with respect to option grants made during the fiscal year ended September 30, 2023 refer to Note 2 “Stock-Based Compensation” in our consolidated financial statements included in this filing.

(2)	Daniel Yrigoyen resigned effective December 5, 2023.

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

On December 5, 2023, Daniel Yrigoyen resigned, effective as of such date, from his position as an executive officer and as Vice President of Sales of the Company.

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the aggregate number of option and stock awards held by our named executive officers at September 30, 2023:

	Option Awards					Stock Awards
							Market
	Number of	Number of				Number of	Value
	Securities	Securities				Shares or	of Shares
	Underlying	Underlying				Units of	or Units of
	Unexercised	Unexercised		Option		Stock That	Stock That
	Options	Options		Exercise	Option	Have Not	Have Not
	(#)	(#)		Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable		($)	Date	(#)	($)
Dr. Terrence W. Norchi	2,500	—	(1)	70	3/23/2024
	2,000	—	(2)	38	1/21/2025
	1,775	—	(3)	56	8/17/2025
	6,250	—	(4)	78	5/2/2026
	3,250	—	(5)	130	2/2/2027
	1,800	—	(6)	85	7/18/2028
	5,000	—	(7)	45.84	12/19/2029
	5,000	—	(8)	20.56	9/26/2031
	3,334	1,666	(9)	20.26	9/26/2031
	1,737	4,513	(10)	8.02	11/9/2023
Michael S. Abrams	2,084	416	(11)	26.58	5/2/2031
	1,167	583	(12)	20.56	9/26/2031
	1,250	3,250	(13)	8.02	11/9/2032
Daniel M. Yrigoyen	542	208	(14)	18	7/29/2031
	667	333	(15)	20.26	09/26/2031
	334	416	(16)	12.10	05/23/2032
	695	1,805	(17)	8.02	11/09/2032

(1)

Represents an option to purchase 2,500 shares of Common Stock with a grant date of March 23, 2014. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing April 23, 2015.

(2)

Represents an option to purchase 2,000 shares of Common Stock with a grant date of January 22, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, 25% of the shares shall vest 12 months following the date of grant and 1/24th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing February 22, 2016.

(3)

Represents an option to purchase 1,775 shares of Common Stock with a grant date of August 18, 2015. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing September 18, 2015.

(4)

Represents an option to purchase 6,250 shares of Common Stock granted on May 3, 2016. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(5)

Represents an option to purchase 3,250 shares of Common Stock granted on February 3, 2017. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vesting immediately, the remaining unvested Shares subject to the Option shall vest on each of the next thirty-six (36) monthly anniversaries of the date of grant.

(6)

Represents an option to purchase 1,800 shares of Common Stock with a grant date of July 19, 2018. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing August 19, 2018.

(7)

Represents an option to purchase 625 shares of Common Stock with a grant date of December 20, 2019. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant, and 1/36th of the remaining shares shall vest on each of the monthly anniversaries of the grant date, commencing January 20, 2019.

(8)

Represents an option to purchase 5,000 shares of Common Stock with a grant date of September 27, 2021. The vesting period of the shares underlying the option commenced on the date of grant, with 33% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.

(9)

Represents an option to purchase 5,000 shares of Common Stock with a grant date of September 27, 2021. The vesting period of the shares underlying the option commenced on the date of grant, with shares to vest in 36 equal installments commencing on the first anniversary on the date of grant.

(10)

Represents an option to purchase 6,250 shares of Common Stock with a grant date of November 10, 2022. The vesting period of the shares underlying the option commenced on the date of grant, with shares to vest in 36 equal installments commencing on the first anniversary on the date of grant.

(11)

Represents an option to purchase 2,500 shares of Common Stock with a grant date of May 3, 2021. The vesting period of the shares underlying the option commenced on the date of grant, with 30% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.

(12)

Represents an option to purchase 1,750 shares of Common Stock with a grant date of September 27, 2021. The vesting period of the shares underlying the option commenced on the date of grant, with shares to vest in 36 equal installments commencing on the first anniversary on the date of grant.

(13)

Represents an option to purchase 4,500 shares of Common Stock with a grant date of November 10, 2022. The vesting period of the shares underlying the option commenced on the date of grant, with shares to vest in 36 equal installments commencing on the first anniversary on the date of grant.

(14)

Represents an option to purchase 750 shares of Common Stock with a grant date of July 30,2021. The vesting period of the shares underlying the option commenced on the date of grant, with 25% of the shares vested immediately on the date of grant and the remaining shares to vest in 24 equal installments commencing on the first anniversary on the date of grant.

(15)

Represents an option to purchase 1,000 shares of Common Stock with a grant date of September 27, 2021. The vesting period of the shares underlying the option commenced on the date of grant, with shares to vest in 36 equal installments commencing on the first anniversary on the date of grant.

(16)

Represents an option to purchase 750 shares of Common Stock with a grant date of May 24, 2022. The vesting period of the shares underlying the option commenced on the date of grant, with shares to vest in 36 equal installments commencing on the first anniversary on the date of grant.

(17)

Represents an option to purchase 2,500 shares of Common Stock with a grant date of November 10, 2022. The vesting period of the shares underlying the option commenced on the date of grant, with shares to vest in 36 equal installments commencing on the first anniversary on the date of grant.

-

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

The following table summarizes all compensation paid to our non-employee directors during the fiscal year ended September 30, 2023:

Director Compensation Table

	Fees
	Paid In	Stock	Option	All other
	Cash	Awards	Awards	Compensation	Total
	($)	($)	($)	($)	($)
Punit Dhillon (1)	12,500	—	8,100	—	20,600
Laurence Hicks (2)	—	—	8,100	—	8,100
Guy L. Fish (3)	—	—	8,100	—	8,100

(1)

Mr. Dhillon was appointed as a member of the Board on July 19, 2018. The aggregate number of shares of Common Stock underlying option awards outstanding as of September 30, 2023 held by Mr. Dhillon was 6,250.

(2)

Mr. Hicks was appointed as a member of the Board on September 27, 2021. The aggregate number of shares of Common Stock underlying option awards outstanding as of September 30, 2023 held by Mr. Hicks was 2,500.

(3)

Dr. Fish was appointed as a member of the Board on December 31, 2021. The aggregate number of shares of Common Stock underlying option awards outstanding as of September 30, 2023 held by Dr. Fish was 2,500.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

On June 18, 2013, our Board and the holders of a majority of our standing common stock approved and adopted the Arch Therapeutics, Inc. 2013 Stock Incentive Plan (the “2013 Plan”). The Plan permits us to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights, to allow us to adapt our incentive compensation program to meet our needs. As of September 30, 2023, the Plan has reserved 185,572 shares of our Common Stock for issuance thereunder in awards granted to employees, directors and/or consultants. The Plan provides that on the first business day of each fiscal year commencing with fiscal year 2013, the number of shares of our Common Stock reserved for issuance under the Plan for all awards except for incentive stock option awards will be subject to increase by an amount equal to the lesser of (i) 15,000 shares, (ii) 4% of the number of shares outstanding on the last day of our immediately preceding fiscal year, or (iii) such lesser number of shares as determined by the administrator of the Plan, which is currently our Board of Directors. On June 18, 2023, the 2013 stock Incentive Plan expired.

On July 18, 2023, our Board adopted and approved the 2023 Equity Incentive Plan (the “2023 Plan”) and reserved 455,169 shares of the Company’s common stock, par value $0.001 for issuance thereunder to employees, officers, directors and consultants of the Company. The Plan has a term of 6 years and is intended to replace the Company’s 2013 Stock Incentive Plan, which expired on June 18, 2023. The Plan permits the Company to grant a variety of forms of awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalent rights, to allow the Company to adapt its incentive compensation program to meet its needs. In addition, the number of shares of Common Stock available for issuance under the Plan will automatically increase on October 1st of each fiscal year of the Company commencing with October 1, 2023, and on each October 1 thereafter until the 10th anniversary of the date of the Plan’s initial adoption by the Board, in an amount equal to six percent (6%) of the total number of shares of Common Stock outstanding on September 30th of the preceding fiscal year. Furthermore, effective at the close of business on the date of the closing (the “Uplist Date”) of the public offering in connection with which the Common Stock becomes tradeable on a national exchange and on the first day of each fiscal quarter of the Company thereafter until the earlier of (i) the five-year anniversary of the Uplist Date and (ii) August 30, 2028, the number of shares of Common Stock available for issuance under the Plan shall automatically increase by an amount equal to fifteen percent (15%) of the incremental number of shares of Common Stock, if any, issued by the Company (i) with respect to the Uplist Date, since the date on which the stockholders ratified the Plan, and (ii) with respect to each fiscal quarter thereafter, during the previous fiscal quarter (excluding in each case shares of Common Stock issued pursuant to awards under the Plan).

The following table provides information as of September 30, 2023 with respect to our equity compensation plan:

Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for
	securities to		future
	be issued		issuance
	upon	Weighted-	under
	exercise	average	equity
	Of	exercise	compensation
	outstanding	price of	plans
	options,	outstanding	(excluding
	warrants	options,	securities
	And	warrants	reflected in
	rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2013 Stock Incentive Plan	100,300	$38.00	—
2023 Stock Incentive Plan	—	—	455,169
Equity compensation plans not approved by security holders	—	—	—
Total	100,300	$38.00	455,169

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Arch Therapeutics, Inc., 235 Walnut St., Suite #6, Framingham, Massachusetts 01702. The information set forth in the table below is based on 4,689,446 shares of our Common Stock outstanding on February 1, 2024. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of February 1, 2024 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

The following table is presented after taking into account the applicable ownership limitation to which certain holders of our Series Convertible Notes, and all the holders of our 2022 Warrants, 2022 Placement Agent Warrants, 2022 Notes, Subordinated Notes, Series G Warrants, Series H Warrants, Series I Warrants, 2019 Placement Agent Warrants, Series J Warrants, Series K Warrants and 2022 Placement Agent Warrants are subject to the applicable ownership limitations. In general, the ownership limitation prevents holders from exercising the warrant to the extent such exercise would result in the holder owning more shares than a certain ownership percentage, which is initially set below 5%, and such ownership limitation may be waived at the holder’s discretion, provided that such waiver will not become effective until the 61st day after delivery of such waiver notice.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5%+ Stockholders:

Oasis Capital, LLC (2)	300,000	6.4%

Bigger Capital Fund, LP & District 2 Capital Fund LP (3)	300,000	6.4%

Walley Opportunities Master Fund 1 Ltd (4)	300,000	6.4%

Cavalry Fund 1 LP (5)	300,000	6.4%

Brandt & Mona Wilson	300,000	6.4%

Ana and Michael A. Parker (7)	300,000	6.4%

Andrew Stahl (8)	300,000	6.4%

Sixth Borough Capital Fund, LP (9)	300,000	6.4%

Named Executive Officers and Directors:

Terrence Norchi (10)	114,584	2.4%

Punit Dhillon (11)	6,042	* %

Laurence Hicks (12)	22,076	* %

Michael Abrams (13)	24,216	1%

Daniel Yrigoyen (14)	3,403	* %

Guy Fish (15)	2,187	* %

Named Officers and Directors as a Group	172,508	3.6%

Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or convertible or exercisable or convertible within 60 days of February 1, 2024, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

1.

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

-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During fiscal years 2023 and 2022, other than with respect to matters relating to the Company’s compensation arrangements with its executive officers, there were no transactions between the Company or any of its subsidiaries and any “Related Person” (as that term is defined in Item 404 of Regulation S-K) that would be required to be reported pursuant to Item 404 of Regulation S-K other than the following:

On July 6, 2022 a Board member, Laurence Hicks, and executive officers, Terrence W. Norchi and Michael S. Abrams, invested in the 2022 Senior Secured Convertible Notes. The investment made in the 2022 Senior Secured Convertible Notes made by the Board member and executive officers totaled approximately $80,000.

On August 10, 2023 a Board member, Laurence Hicks, and executive officers, Terrence W. Norchi and Michael S. Abrams, invested in the 2022 Senior Secured Convertible Notes. The investment made in the 2022 Senior Secured Convertible Notes made by the Board member and executive officers totaled approximately $7,500.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees agreed to by the Company for the annual audits for the fiscal years ended September 30, 2023 and 2022 and all other fees paid by us for services rendered by our principal accountants:

	2023	2022
Audit Fees	$30,000	$152,500
Audit-Related Fees	—	98,000
Tax Fees	—	—
All Other Fees	—	—
Total	$30,000	$250,500

Audit Fees. The fees identified under this caption were for professional services rendered by Weinberg & Company, P.A., our current principal accountant, during the fiscal year ended September 30, 2023 for the audit of our annual consolidated financial statements, and by Baker Tilly US, LLP, our prior principal accountant, during the fiscal year ended September 30, 2022 for the audit of our annual consolidated financial statements. The fees identified under this caption for the fiscal year ended September 30, 2022 also include fees for professional services rendered by Baker Tilly for the review of the condensed consolidated financial statements included in our quarterly reports on Forms 10-Q.

Audit-Related Fees. Audit-related fees consist principally of assurance and related services reasonably related to the performance of the audit or review of our financial statements that are not reported as audit fees.

Tax Fees. Tax fees consist principally of assistance related to tax compliance, tax advice, and tax planning. For the fiscal years ended September 30, 2023 and 2022 there were no tax fees paid to our principal accountant.

All Other Fees. These fees would consist of all fees paid to our principal accountant that are not reflected as audit, audit-related or tax fees. For the fiscal year ended September 30, 2023 and 2022 there were no other fees paid to our principal accountant.

Pre-Approval Policy

The Board of Directors has established a separate standing audit committee effective August 15, 2022, all engagements entered into prior to that date with our independent registered public accounting firms for 2023 and 2022 were pre-approved by the full Board of Directors.

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

(b) Exhibits. The required exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

EXHIBIT INDEX

			Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

2.1	Agreement and Plan of Merger dated May 10, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc.		8-K	2.1	333-178883	5/13/2013

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated May 23, 2013, by and among Almah, Inc., Arch Acquisition Corporation, and Arch Therapeutics, Inc.		10-Q	10.11	000-54986	8/14/2013

3.1	Restated Articles of Incorporation of Arch Therapeutics, Inc.		10-Q	3.1	000-54986	07/23/2020

3.2	Amended and Restated Bylaws, as adopted on August 15, 2022		8-K/A	3.1	000-54986	08/17/2022

3.3	Certificate of Amendment of Articles of Incorporation, as amended, of Arch Therapeutics, Inc., effective September 21, 2023		8-K	3.1	000-54986	09/27/2023

4.1	Description of Securities		10-K	4.1	000-54986	12/11/2020

4.2	Form of Bridge Pre-Funded Warrant		10-Q	4.1	000-54986	08/11/2023

4.3	Form of Bridge Common Warrant		10-Q	4.2	000-54986	08/11/2023

4.4	Form of Bridge Placement Agent Warrant		8-K	4.3	000-54986	09/07/2023

4.5	Form of PIPE Pre-Funded Warrant		S-1/A	4.7	333-268008	11/09/2023

4.6	Form of PIPE Investor Warrant		S-1/A	4.8	333-268008	11/09/2023

4.7	Form of PIPE Placement Agent Warrant		S-1/A	4.9	333-268008	11/09/2023

4.8	Form of True-Up Pre-Funded Warrant		S-1/A	4.10	333-268008	11/09/2023

4.9	Form of 2022 Note Conversion Pre-Funded Warrant		S-1/A	4.11	333-268008	11/09/2023

4.10	Form of Uplist Conversion Warrant		S-1/A	4.12	333-268008	11/09/2023

4.11	Form of Exchange Investor Warrant		S-1/A	4.13	333-268008	11/09/2023

10.1#	Termination Agreement and Release dated June 25, 2013, between ABS and Terrence W. Norchi	8-K	10.7	333-178883	6/26/2013

10.2#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Terrence W. Norchi	8-K	10.8	333-178883	6/26/2013

10.3#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and Terrence W. Norchi Stock	8-K	10.1	000-54986	3/27/2014

10.4#	Executive Employment Agreement dated June 26, 2013 between Arch Therapeutics, Inc. and Alan T. Barber	8-K	10.9	333-178883	6/26/2013

10.5#	Executive Employment Agreement, effective July 8, 2013, by and between Arch Therapeutics, Inc. and William M. Cotter	8-K	10.1	000-54986	7/8/2013

10.6#	First Amendment to Executive Employment Agreement, dated March 23, 2014, by and between Arch Therapeutics, Inc. and William M. Cotter	8-K	10.2	000-54986	3/27/2014

10.7#	Separation Agreement dated June 15, 2015 by and between Arch Therapeutics, Inc. and William M. Cotter	10-Q	10.3	000-54986	8/7/2015

10.8#	Executive Employment Agreement, effective July 7, 2014, by and between Arch Therapeutics, Inc. and Richard E. Davis	8-K	10.1	000-54986	7/7/2014

10.9#	First Amendment to Executive Employment Agreement, dated July 27, 2015, by and between Arch Therapeutics, Inc. and Richard E. Davis	8-K	10.1	000-54986	7/31/2015

10.10#	Consulting Agreement dated October 15, 2015 by and between Arch Therapeutics, Inc. and Dr. Arthur Rosenthal	S-1/A	10.40	333-206873	10/16/2015

10.11#	Arch Therapeutics, Inc. 2013 Stock Incentive Plan	8-K	10.1	333-178883	6/24/2013

10.12#	Form of Stock Option Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan	10-Q	10.13	000-54986	8/14/2013

10.13#	Form of Restricted Stock Unit Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan	10-Q	10.14	000-54986	8/14/2013

10.14#	Form of Restricted Stock Bonus Award Agreement under Arch Therapeutics, Inc. 2013 Stock Incentive Plan	10-Q	10.15	000-54986	8/14/2013

10.15#	Form of Restricted Stock Award Agreement	8-K	10.2	000-54986	5/6/2016

10.16	Binding Letter of Intent by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013	8-K	10.1	333-178883	4/25/2013

10.17	Promissory Note by and between Almah, Inc. and Arch Therapeutics, Inc. dated April 19, 2013	8-K	10.2	333-178883	4/25/2013

10.18	Financing Agreement by and between Almah, Inc. and Coldstream Summit Ltd. Dated April 19, 2013	8-K	10.3	333-178883	4/25/2013

10.19	Form of Securities Purchase Agreement	8-K	10.4	333-178883	4/25/2013

10.20	Form of Warrant	8-K	10.5	333-178883	4/25/2013

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

		8-K	10.6	333-178883	6/26/2013

10.22	Life Sciences Accelerator Funding Agreement dated September 30, 2013 between Arch Therapeutics, Inc. and the Massachusetts Life Sciences Center	8-K	10.1	000-54986	10/4/2013

10.23	Form of Warrant to Purchase Shares of Common Stock dated September 30, 2013 issued by Arch Therapeutics, Inc. to the Massachusetts Life Sciences Center ((included as Exhibit B in Exhibit 10.22)	8-K	10.2	000-54986	10/4/2013

10.24	Form of MLSC Subordination Agreement	8-K	10.1	000-54986	9/9/2013

10.25	Amendment Agreement to Arch Therapeutics, Inc. Accelerator Funding Agreement dated September 28, 2016 by and between Arch Therapeutics, Inc. and Massachusetts Life Sciences Center	8-K	10.1	000-54986	9/29/2016

10.26	Securities Purchase Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto	8-K	10.1	000-54986	1/31/2014

10.27	Form of Series A Warrant to Purchase Common Stock	8-K	4.1	000-54986	1/31/2014

10.28	Form of Series B Warrant to Purchase Common Stock	8-K	4.2	000-54986	1/31/2014

10.29	Form of Series C Warrant to Purchase Common Stock	8-K	4.3	000-54986	1/31/2014

10.30	Amendment to Series A Warrants, Series B Warrants and Series C Warrants to Purchase Common Stock	8-K	10.1	000-54986	12/2/2014

10.31	Amendment to Series C Warrants to Purchase Common Stock	8-K	10.3	000-54986	3/13/2015

10.32	Amendment to Series C Warrants to Purchase Common Stock dated May 30, 2015	8-K	10.1	000-54986	6/1/2015

10.33	Amendment to Series A and Series C Warrants to Purchase Common Stock dated June 22, 2015	8-K	10.1	000-54986	6/23/2015

10.34	Form of Registration Rights Agreement dated January 30, 2014, by and among Arch Therapeutics, Inc. and the investors listed on the Schedule of Buyers attached thereto	8-K	10.2	000-54986	1/31/2014

10.35	Form of Subscription Agreement	8-K	10.1	000-54986	3/13/2015

10.36	Form of 8% Convertible Note	8-K	10.2	000-54986	3/13/2015

10.37†	Project Agreement by and between Arch Therapeutics, Inc. and the National University of Ireland Galway dated May 28, 2015	8-K	10.1	000-54986	8/7/2015

10.38	Form of Subscription Agreement	8-K	10.1	000-54986	7/6/2015

10.39	Form of Series D Warrants	8-K	10.2	000-54986	7/6/2015

10.40	Registration Rights Agreement dated June 30, 2015, by and among Arch Therapeutics, Inc. and the Purchasers set forth on the signature pages thereto	8-K	10.3	000-54986	7/6/2015

10.41	2017 Securities Purchase Agreement	8-K	10.1	000-54986	02/21/2017

10.42	Form of Series F Warrants	8-K	10.2	000-54986	02/21/2017

10.43	2018 Securities Purchase Agreement	8-K	10.1	000-54986	06/29/2018

10.44	Form of Series G Warrants	8-K	10.2	000-54986	06/29/2018

10.45#	Advisory Agreement, effective July 19, 2018, by and between Arch Therapeutics, Inc. and Dr. Avtar Dhillon	8-K	10.1	000-54986	07/20/2018

10.46#	Offer Letter to Join the Board of Directors of Arch Therapeutics, Inc. dated July 19, 2018, by and between Arch Therapeutics, Inc. and Punit Dhillon	8-K	10.4	000-54986	07/20/2018

10.47	May 2019 Securities Purchase Agreement	8-K	10.1	000-54986	05/13/2019

10.48	Form of Series H Warrants	8-K	10.2	000-54986	05/13/2019

10.49	Form of October 2019 Securities Purchase Agreement	8-K	10.1	000-54986	10/18/2019

10.50	Form of Series I Warrants	8-K	10.2	000-54986	10/18/2019

10.51	2019 Engagement Agreement	8-K	10.3	000-54986	10/18/2019

10.52	Form of 2019 Placement Agent Warrant	8-K	10.4	000-54986	10/18/2019

10.53	PPP Note	8-K	10.1	000-54986	04/27/2020

10.54	Form of Amendment to Series D Warrants to Purchase Common Stock	8-K	10.1	000-54986	06/05/2020

10.55	Form of Series J Warrant	8-K	10.2	000-54986	06/05/2020

10.56	Form of Series 1 Convertible Notes	8-K	10.3	000-54986	06/05/2020

10.57	Amendment to Series J Warrant to Purchase Common Stock	8-K	10.1	000-54986	11/10/2020

10.58	Form of Series 2 Convertible Notes	8-K	10.2	000-54986	11/10/2020

10.59#	Transition Agreement, dated December 31, 2020, by and between Arch Therapeutics, Inc. and Richard Davis	S-1	10.62	333-234811	01/26/2021

10.60	Form of 2021 Securities Purchase Agreement	8-K	10.1	000-54986	2/12/2021

10.61	Form of Series K Warrant	8-K	10.2	000-54986	2/12/2021

10.62	2021 Engagement Agreement	8-K	10.3	000-54986	2/12/2021

10.63	Form of 2021 Placement Agent Warrant	8-K	10.4	000-54986	2/12/2021

10.64	Form of Registration Rights Agreement	8-K	10.5	000-54986	2/12/2021

10.65	Amendment No. 1 to Transition Agreement, dated December 31, 2020, by and between Arch Therapeutics, Inc. and Richard Davis	8-K	10.1	000-54986	5/3/2021

10.66	Executive Employment Agreement, effective May 3, 2021, by and between Arch Therapeutics, Inc. and Michael S. Abrams	8-K	10.2	000-54986	5/3/2021

10.67	Employment Agreement, effective June 30, 2021, by and between Arch Therapeutics, Inc. and Dan M. Yrigoyen	8-K	10.1	000-54986	8/11/2021

10.68	First Amendment to Employment Agreement, effective August 9, 2021, by and between Arch Therapeutics, Inc. and Dan M. Yrigoyen	8-K	10.2	000-54986	8/11/2021

10.69	Form of Securities Purchase Agreement, dated July 6, 2022, by and among the Company and the signatories thereto	8-K	10.1	000-54986	7/8/2022

10.70	Form of First Notes	8-K	10.2	000-54986	7/8/2022

10.70.1	Form of First Notes Amendment	8-K	10.1	000-54986	02/16/2023

10.70.2	Form of Amendment No. 2 to First Notes, dated March 10, 2023	8-K	10.2	000-54986	03/17/2023

10.70.3	Form of Amendment No. 3 to First Notes, dated March 15, 2023	8-K	10.4	000-54986	03/17/2023

10.70.4	Form of Amendment No. 4 to First Notes, dated April 15, 2023	8-K	10.1	000-54986	04/20/2023

10.70.5	Form of Amendment No. 5 to First Notes	10-Q	10.5	000-54986	05/23/2023

10.70.6	Form of Amendment No. 6 to First Notes, dated June 15, 2023	8-K	10.1	000-54986	06/22/2023

10.70.7	Form of Amendment No. 7 to First Notes, dated July 1, 2023	8-K	10.1	000-54986	07/07/2023

10.70.8	Form of Amendment No. 8 to First Notes	10-Q	10.17	000-54986	08/11/2023

10.70.9	Form of Amendment No. 9 to First Notes, dated July 31, 2023	8-K	10.1	000-54986	08/04/2023

10.70.10	Form of Amendment No. 10 to First Notes, dated August 30, 2023	8-K	10.1	000-54986	09/06/2023

10.70.11	Form of Amendment No. 11 to First Notes, dated September 30, 2023	8-K	10.1	000-54986	10/04/2023

10.70.12	Form of Amendment No. 12 to First Notes	S-1/A	10.37.12	333-268008	11/09/2023

10.71	Form of First Warrant	8-K	10.3	000-54986	7/8/2022

10.72	Form of Registration Rights Agreement, dated July 6, 2022, by and among the Company and the signatories thereto	8-K	10.4	000-54986	7/8/2022

10.73	Form of Security Agreement, dated July 6, 2022, by and among the Company and the signatories thereto	8-K	10.5	000-54986	7/8/2022

10.74	Form of Second Note	8-K	10.2	000-54986	01/20/2023

10.74.1	Form of Second Note Amendment	8-K	10.2	000-54986	02/16/2023

10.74.2	Form of Amendment No. 2 to Second Notes, dated March 10, 2023	8-K	10.3	000-54986	03/17/2023

10.74.3	Form of Amendment No. 3 to Second Notes, dated March 15, 2023	8-K	10.5	000-54986	03/17/2023

10.74.4	Form of Amendment No. 4 to Second Notes, dated April 15, 2023	8-K	10.2	000-54986	04/20/2023

10.74.5	Form of Amendment No. 5 to Second Notes	10-Q	10.6	000-54986	05/23/2023

10.74.6	Form of Amendment No. 6 to Second Notes, dated June 15, 2023	8-K	10.2	000-54986	06/22/2023

10.74.7	Form of Amendment No. 7 to Second Notes, dated July 1, 2023	8-K	10.2	000-54986	07/07/2023

10.74.8	Form of Amendment No. 8 to Second Notes	10-Q	10.18	000-54986	08/11/2023

10.74.9	Form of Amendment No. 9 to Second Notes, dated July 31, 2023	8-K	10.2	000-54986	08/04/2023

10.74.10	Form of Amendment No. 10 to Second Notes, dated August 30, 2023	8-K	10.2	000-54986	09/06/2023

10.74.11	Form of Amendment No. 11 to Second Notes, dated September 30, 2023	8-K	10.2	000-54986	10/04/2023

10.74.12	Form of Amendment No. 12 to Second Notes	S-1/A	10.41.12	333-268008	11/09/2023

10.75	Form of Second Warrant	8-K	10.3	000-54986	01/20/2023

10.76	Form of Amended and Restated Registration Rights Agreement, dated January 18, 2023, by and among the Company and the signatories thereto	8-K	10.4	000-54986	01/20/2023

10.76.1	Form of Amendment No. 1 to the A&R Registration Rights Agreement	8-K	10.3	000-54986	04/20/2023

10.77	Form of Amendment No. 1 to Securities Purchase Agreement, dated January 18, 2023, by and among the Company and the signatories thereto	8-K	10.1	000-54986	01/20/2023

10.78	Form of Amendment No. 2 to Securities Purchase Agreement, dated May 15, 2023, by and among the Company and the signatories thereto	10-Q	10.1	000-54986	05/23/2023

10.79	Form of Exchange Agreement, dated March 10, 2023	8-K	10.1	000-54986	03/17/2023

10.80	Form of Third Note	10-Q	10.2	000-54986	05/23/2023

10.80.1	Form of Amendment No. 1 to Third Notes, dated June 15, 2023	8-K	10.3	000-54986	06/22/2023

10.80.2	Form of Amendment No. 2 to Third Notes, dated July 1, 2023	8-K	10.3	000-54986	07/07/2023

10.80.3	Form of Amendment No. 3 to Third Notes	10-Q	10.19	000-54986	08/11/2023

10.80.4	Form of Amendment No. 4 to Third Notes, dated July 31, 2023	8-K	10.3	000-54986	08/04/2023

10.80.5	Form of Amendment No. 5 to Third Notes, dated August 30, 2023	8-K	10.3	000-54986	09/06/2023

10.80.6	Form of Amendment No. 6 to Third Notes, dated September 30, 2023	8-K	10.3	000-54986	10/04/2023

10.80.7	Form of Amendment No. 7 to Third Notes	S-1/A	10.47.7	333-268008	11/09/2023

10.81	Form of Third Warrant	10-Q	10.3	000-54986	05/23/2023

10.82	Form of Second A&R Registration Rights Agreement	10-Q	10.4	000-54986	05/23/2023

10.82.1	Form of Amendment No. 1 to Second A&R Registration Rights Agreement	8-K	10.4	000-54986	09/06/2023

10.82.2	Form of Amendment No. 2 to Second A&R Registration Rights Agreement	S-1/A	10.49.2	333-268008	11/09/2023

10.83	Arch Therapeutics, Inc. Amended and Restated 2023 Omnibus Equity Incentive Plan	8-K	10.1	000-54986	08/23/2023

10.84	Form of Omnibus Amendment to Notes and Warrants	10-Q	10.20	000-54986	08/11/2023

10.85	Form of Securities Purchase Agreement, dated July 7, 2023, by and among the Company and the signatories thereto	10-Q	10.24	000-54986	08/11/2023

10.85.1	Form of Amendment No. 1 to Securities Purchase Agreement	8-K	10.5	000-54986	09/06/2023

10.85.2	Form of Amendment No. 2 to Securities Purchase Agreement	S-1/A	10.52.2	333-268008	11/09/2023

10.86	Form of Registration Rights Agreement, dated July 7, 2023, by and among the Company and the signatories thereto	10-Q	10.25	000-54986	08/11/2023

10.86.1	Form of Amendment No. 1 to Registration Rights Agreement		S-1/A	10.53.1	333-268008	11/09/2023

10.86.2	Form of Amendment No. 2 to Registration Rights Agreement		S-1/A	10.53.2	333-268008	11/09/2023

10.87	Form of PIPE Securities Purchase Agreement		S-1/A	10.54	333-268008	11/09/2023

10.88	Form of PIPE Registration Rights Agreement		S-1/A	10.55	333-268008	11/09/2023

10.89	PIPE Placement Agency Agreement		S-1/A	10.56	333-268008	11/09/2023

10.90	Form of Bridge Lock-Up Agreement		S-1/A	10.57	333-268008	11/09/2023

10.91	Form of Amendment No. 13 to the First Notes, dated November 21, 2023		8-K	10.1	000-54986	11/22/2023

10.92	Form of Amendment No. 13 to the Second Notes, dated November 21, 2023		8-K	10.2	000-54986	11/22/2023

10.93	Form of Amendment No. 8 to the Third Notes, dated November 21, 2023		8-K	10.3	000-54986	11/22/2023

10.94	Form of Amendment No. 3 to Second A&R Registration Rights Agreement		8-K	10.4	000-54986	11/22/2023

10.95	Form of Amendment No. 3 to the Bridge Registration Rights Agreement		8-K	10.5	000-54986	11/22/2023

10.96	Form of Amendment No. 14 to the First Notes, dated January 5, 2024		8-K	10.1	000-54986	01/11/2024

10.97	Form of Amendment No. 14 to the Second Notes, dated January 5, 2024		8-K	10.2	000-54986	01/11/2024

10.98	Form of Amendment No. 9 to the Third Notes, dated January 5, 2024		8-K	10.3	000-54986	01/11/2024

21.1	List of Subsidiaries		8-K	21.1	333-178883	6/26/2013

24.1	Power of Attorney (included on the signature page hereto)	X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X

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

Arch Therapeutics, Inc.

	By:	/s/ Terrence W. Norchi, MD
Date: February 14, 2024		Terrence W. Norchi, MD
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director	February 14, 2024
/s/ Terrence W. Norchi, MD	(Principal Executive Officer)
Terrence W. Norchi, MD

	Chief Financial Officer	February 14, 2024
/s/ Michael S. Abrams	(Principal Financial and Accounting Officer)
Michael S. Abrams

/s/ Punit Dhillon	Director	February 14, 2024
Punit Dhillon

/s/ Laurence Hicks	Director	February 14, 2024
Laurence Hicks

/s/ Guy Fish	Director	February 14, 2024
Guy Fish

-

ARCH THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Arch Therapeutics, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Arch Therapeutics, Inc. and Subsidiary (the Company) as of September 30, 2023, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended September 30, 2023, the Company incurred a net loss and utilized cash flows in operations, and has had recurring losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible note transactions

As described in Note 7 to the financial statements, during the year ended September 30, 2023, the Company issued unsecured convertible promissory notes totaling $1.3 million.  In connection with the issuance of the convertible notes, the Company granted noteholders shares of the Company’s common stock, and warrants to acquire shares of the Company’s common stock. The Company allocated the proceeds received to the convertible notes, shares of common stock, and warrants based upon their relative fair value. The Company used a Black Scholes model to determine the fair value of the warrants issued.

We identified the accounting for the issuance of the convertible notes, shares of common stock, and warrants as a critical audit matter because of the significance of the account balances, and due to the complexity involved in assessing the classification and presentation of the convertible notes and warrants. The auditing for these transactions required a high degree of audit judgement including evaluating the reasonableness of the significant judgements made by management in determining the appropriate accounting.

The primary audit procedures we performed to address this critical audit matter included the following, among others:

●	We read the convertible note and warrant agreements, and relevant documentation.
●	We obtained the Company’s analysis of the accounting of the convertible note and warrants issued in accordance with relevant accounting standards.
●	We evaluated the reasonableness of the Company’s methodology for allocation of proceeds including the Company’s consideration of relevant accounting standards.
●	We developed independent estimates for the relative fair value of the warrants and shares of common stock issued based on the assumptions and data used by management.

We have served as the Company’s auditor since 2024.

/s/Weinberg & Company, P.A.

Los Angeles, California

February 14, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arch Therapeutics Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Arch Therapeutics, Inc. and Subsidiary (the “Company”) as of September 30, 2022, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP
We served as the Company’s auditor from 2013 to 2024.
Tewksbury, Massachusetts December 28, 2022, except for the effects of the reverse share split described in Note 2, as to which the date is January 23, 2023

Arch Therapeutics, Inc. and Subsidiary

Consolidated Balance Sheets

As of September 30, 2023 and 2022

	September 30,	September 30,
	2023	2022
ASSETS
Current assets:
Cash	$222,720	$746,940
Inventory	1,364,504	1,414,848
Prepaid expenses and other current assets	362,866	436,407
Total current assets	1,950,090	2,598,195

Long-term assets:
Property and equipment, net	4,599	2,044
Other assets	3,500	3,500
Total long-term assets	8,099	5,544

Total assets	$1,958,189	$2,603,739

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,304,207	$1,328,000
Accrued expenses and other liabilities	467,496	318,505
Insurance premium financing	243,285	247,933
Convertible notes payable, senior secured, current portion, net of discount	3,519,103	—
Convertible notes payable, unsecured, current portion, net of discount	1,658,702	—
Convertible notes payable, Series 2, unsecured, current portion	450,000	550,000
Accrued interest, current portion	823,128	127,781
Derivative liability, current portion	—	748,275
Total current liabilities	9,465,921	3,320,494

Long-term liabilities:
Convertible notes payable, senior secured, net of discount	—	1,662,492
Convertible notes payable, unsecured, long-term	—	699,781
Convertible notes payable, Series 2, unsecured, long-term	—	450,000
Accrued interest, long-term	—	204,575
Derivative liability, long-term	—	459,200
Total long-term liabilities	—	3,476,048

Total liabilities	9,465,921	6,796,542

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and 2022	—	—
Common stock, $0.001 par value, 350,000,000 and 4,000,000 shares authorized as of September 30, 2023 and 2022, 4,689,446 and 1,252,734 shares issued and outstanding as of September 30, 2023 and 2022	4,689	1,252
Additional paid-in capital	54,543,188	50,878,718
Accumulated deficit	(62,055,609)	(55,072,773)
Total stockholders’ deficit	(7,507,732)	(4,192,803)

Total liabilities and stockholders’ deficit	$1,958,189	$2,603,739

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary

Consolidated Statements of Operations

For the Years Ended September 30, 2023 and 2022

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30,	September 30,
	2023	2022

Revenue	$75,724	$15,652

Operating expenses:
Cost of revenues	78,163	51,489
Selling, general and administrative expenses	4,371,164	4,519,636
Research and development expenses	670,880	1,153,333
Total costs and expenses	5,120,207	5,724,458

Loss from operations	(5,044,483)	(5,708,806)

Other income (expense):
Interest expense	(3,096,550)	(567,048)
Change in fair value of derivative liability	1,158,197	1,000,000
Total other expense, net	(1,938,353)	432,952

Net loss	$(6,982,836)	$(5,275,854)

Loss per share - basic and diluted
Net loss per common share - basic and diluted	$(2.27)	$(4.40)
Weighted common shares - basic and diluted	3,074,115	1,199,575

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended September 30, 2023 and 2022

					Additional		Total
Fiscal Year Ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
September 30, 2023	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2022	—	$—	1,252,734	$1,252	$50,878,718	$(55,072,773)	$(4,192,803)

Net loss	—	—	—	—	—	(6,982,836)	(6,982,836)

Issuance of common stock and warrants for cash, net	—	—	3,344,321	3,345	2,206,495	—	2,209,840

Issuance of common stock upon conversion of convertible notes	—	—	59,912	60	718,858	—	718,918

Issuance of common stock and warrants with convertible notes	—	—	20,210	20	440,297	—	440,317

Exchange of warrants into common stock	—	—	12,019	12	49,265		49,277

Stock-based compensation expense	—	—	250	—	249,555	—	249,555

Balance at September 30, 2023	—	$—	4,689,446	$4,689	$54,543,188	$(62,055,609)	$(7,507,732)

					Additional		Total
Fiscal Year Ended	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
September 30, 2022	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2021	—	$—	1,186,901	$1,186	$48,770,059	$(49,796,919)	$(1,025,674)

Net loss	—	—	—	—	—	(5,275,854)	(5,275,854)

Issuance of common stock and warrants, net of financing costs	—	—	63,833	64	1,609,077	—	1,609,141

Vesting of restricted stock issued	—	—	2,000	2	(2)	—	—

Stock-based compensation expense	—	—	—	—	499,584	—	499,584

Balance at September 30, 2022	—	$—	1,252,734	$1,252	$50,878,718	$(55,072,773)	$(4,192,803)

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended September 30, 2023 and 2022

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,982,836)	$(5,275,854)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,966	3,196
Stock-based compensation	249,555	499,583
Change in fair value of derivative liability	(1,158,197)	(1,000,000)
Inventory obsolescence charge	—	248,073
Amortization of debt discount	2,310,860	302,049
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	50,344	(569,156)
Prepaid expenses and other current assets	421,091	225,124
Increase (decrease) in:
Accounts payable	976,207	846,869
Accrued interest	659,690	265,000
Accrued expenses and other liabilities	97,104	(959)
Net cash used in operating activities	(3,374,216)	(4,456,075)

Cash flows from investing activities:
Purchases of property and equipment	(4,521)	—
Net cash used in investing activities	(4,521)	—

Cash flows from financing activities:
Repayment of insurance premium financing	(350,322)	(106,257)
Proceeds received from senior secured convertible notes, net of financing costs	—	3,042,633
Proceeds from unsecured convertible notes	995,000	—
Proceeds from issued common stock and warrants, net of financing costs	2,209,839	—
Net cash provided by financing activities	2,854,517	2,936,376

Net (decrease) increase in cash	(524,220)	(1,519,699)

Cash, beginning of year	746,940	2,266,639

Cash, end of year	$222,720	$746,940

Non-cash financing activities:
Financing of insurance premium	$347,550	$354,190
Issuance of restricted stock	$–	$8,959
Fair value of 2022 Warrants issued	$–	$1,470,133
Fair value of 2022 Inducement Shares issued	$–	$314,523
Relative fair value of common stock and warrants issued with notes payable	$1,159,247	$—
Fair value of commons stock issued for warrants	$49,277	$—
Exchange of Series 2 Convertible Notes into Senior Secured Notes (See Note 6)	$—	$699,781
Issuance of restricted stock in consideration for services performed	$—	$30,840
Fair Value of 2022 Placement Agent Warrants (see Note 6)	$—	219,894
Unpaid issuance costs in accounts payable	$110,576	$73,048

The accompanying notes are an integral part of these consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary

Notes to the Consolidated Financial Statements

For the Years Ended September 30, 2023 and 2022

1.	DESCRIPTION OF BUSINESS

Arch Therapeutics, Inc. (together with its subsidiary, the “Company” or “Arch”) is a biotechnology company developing and marketing a products based on our innovative AC5® self-assembling technology platform. Arch is the result of the merger (the “Merger”) of three entities on June 26, 2013, previously known as Arch Biosurgery, Inc., Almah, Inc., and Arch Acquisition Corporation, respectively.

Arch Biosurgery, Inc. (ABS) is a biotechnology company that was incorporated under the laws of the Commonwealth of Massachusetts on March 6, 2006 as Clear Nano Solutions, Inc., and changed its name from Clear Nano Solutions, Inc. to Arch Therapeutics, Inc. on April 7, 2008, and, as part of the Merger transaction, changed its name from Arch Therapeutics, Inc. to Arch Biosurgery.

Almah, Inc., was incorporated under the laws of the State of Nevada on September 16, 2009 and, as part of the Merger transaction, changed its name to Arch Therapeutics, Inc. and abandoned both its prior business plan and operations in order to adopt those of ABS.

Arch Acquisition Corporation, or Merger Sub, was a wholly owned subsidiary of Almah, Inc., formed for the purpose of the Merger transaction, pursuant to which Merger Sub merged with and into ABS, and ABS thereafter became the wholly owned subsidiary of the Company. The ticker symbol under which its Common Stock trades changed from “AACH” to “ARTH”, accordingly.

The Company’s principal offices are located in Framingham, Massachusetts.

We believe these that our products can be important advances in the field of stasis and barrier applications, which includes managing wounds created during surgery, trauma or interventional care, or from disease; stopping bleeding (hemostasis); and controlling leaking (sealant). We have recently devoted a substantial part of our operational effort to the market adoption and commercial sales of AC5 Advanced Wound System, our first product. Our goal is to make care faster and safer for patients by providing products for use on external wounds, which we refer to as Dermal Sciences applications, and products for use inside the body, which we refer to as BioSurgery applications.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has not yet generated sufficient revenues to fund operations and relies on issuance of debt and equity instruments to generate working capital. As reflected in the accompanying financial statements, for the year ended September 30, 2023, the Company recorded a net loss of $6,982,836 and used cash in operations of $3,374,216. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In evaluating the going concern position of the Company, management has considered potential funding providers and believes that financing to fund future operations could be provided by equity and/or debt financing. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

On January 6, 2023, the directors of the Company authorized a reverse share split of the issued and outstanding Common Shares in a ratio of 1:200, effective January 17, 2023 (the "Reverse Share Split"). All information included in these consolidated financial statements has been adjusted, on a restrospective basis, to reflect the Reverse Share Split, unless otherwise stated. All outstanding securities entitling their holders to purchase shares of Common Stock or acquire shares of Common Stock, including stock options, restricted stock units, and warrants, were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

In accordance with the “Segment Reporting” Topic of the Accounting Standards Codification, the Company’s chief operating decision maker (the Company’s President and Chief Executive Officer) determined that the Company has only one reporting unit.

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates include the assumptions used in the accrual for potential liabilities, the net realizable value of inventory, the valuation of debt and equity instruments, the fair value of derivative liabilities, valuation of equity instruments issued for services, and deferred tax valuation allowances. Actual results could differ from those estimates.

Revenue recognition

In accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company recognizes revenue through a five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied.

The Company’s source of revenue is product sales. Contracts with customers contain a single performance obligation and the Company recognizes revenue upon shipment from the Company’s third-party warehouse which is when control of the product is transferred to the customers. In circumstances where the transaction price is not able to be determined at the time of shipment, the Company does not recognize revenue or any receivable amount until such time that the final transaction price is established and shipped to customer.

Cost of Revenues

Cost of revenues includes product costs, warehousing, overhead allocation and royalty expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and 2022.

Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The cost of inventories comprises expenditures incurred in acquiring the inventories, the cost of conversion and other costs incurred in bringing them to their existing location and condition. The Company records adjustments to its inventory for estimated obsolescence or diminution in net realizable value equal to the difference between the cost of the inventory and the estimated net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the period in which it occurs. Once inventory has been written down, it creates a new cost basis for inventory that may not subsequently written up. For the year ended September 30, 2023 there was no write-downs of inventories. For the year ended September 30, 2022, the Company recorded write-down of inventories of $248,073.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with FASB ASC Topic 360, Property, Plant and Equipment. For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. For the years ended September 30, 2023 and 2022 there has not been any impairment of long-lived assets.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at lease commencement based on the present value of unpaid lease payments over the lease term. As our lease does not provide an implicit interest rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company leases its office facility on a month to month basis with a monthly lease of approximately $3,500. The terms of the lease provide break options allowing both landlord and tenant to terminate on provision of not less than one month’s prior written notice.

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

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year, excluding shares of unvested restricted common stock. Shares of restricted stock are included in the basic weighted average number of common shares outstanding from the time they vest. Diluted earnings (loss) per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Shares of restricted stock are included in the diluted weighted average number of common shares outstanding from the date they are granted. Potential common shares are excluded from the computation when their effect is antidilutive.

For the years ended September 30, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2023	September 30, 2022

Stock Options	102,125	98,626
Stock Warrants	26,284,002	806,452
Convertible notes payable	738,763	652,202
Unvested restricted common stock	-	250
Total	27,124,890	1,557,530

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

At September 30, 2023 and 2022, the carrying amounts of cash, accounts payables and accrued expense and other liabilities approximate fair value because of their short-term nature. The carrying amounts for the Company’s convertible notes (see Notes 6,7, and 8) approximate fair value because borrowing rates and terms are similar to comparable market participants.

Financial Statement Reclassification

Certain balances in the prior year consolidated financial statements have been reclassified for comparison purposes to conform to the presentation in the current period consolidated financial statements. During the year ended September 30, 2023, the Company reclassified the carrying amount of Exchange Notes of $699,781 (see Notes 7 and 8) that were previously included in the Convertible Notes Payable, Senior Secured to Convertible notes payable, unsecured.

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. The Company adopted ASU 2021-04 effective October 1, 2022. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Other recent accounting pronouncements and guidance issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	INVENTORIES

Inventories consist of the following:

	September 30,	September 30,
	2023	2022
Finished Goods	$40,969	$9,063
Goods-in-process	1,323,535	1,405,785
Total	$1,364,504	$1,414,848

4.	INSURANCE PREMIUM FINANCING

During July 2023 and 2022, the Company entered into a financing agreement with First Insurance Funding to fund a portion of its insurance policies. As part of the agreement, First Insurance Funding agreed to finance the insurance policies of the Company of approximately $395,000 and $354,000, respectively and with an average interest rate per annum of 8.7% and 2.99%, respectively. The Company is required to make monthly payments of approximately $35,000 through April 2024.

The outstanding balance as of September 30, 2023 and 2022 was $243,285 and $247,933, respectively.

5.	DERIVATIVE LIABILITIES

In June 2018 and May 2019, the Company issued its Series F Warrants, Series G Warrants, and Series H Warrants. Pursuant to the terms of the respective warrant agreements, the Company was required to purchase its Series F Warrants, Series G Warrants and Series H Warrants for an amount of cash equal to $36.00, $22.00 and $10.66, respectively, (the "Minimum Value"). As a result, the Company accounted for the Series F Warrants, Series G Warrants and the Series H Warrants in accordance with ASC 815-10 and were recorded as liabilities at the greater of the Minimum Value or fair value. These warrants were marked to fair value each reporting period using the Black Scholes Model and the corresponding change in the fair value of the warrants were reported in the Consolidated Statement of Operations.

As of September 30, 2021, the estimated fair value of the derivative liabilities was $2,207,475. During the year ended September 30, 2022, certain Series F and Series H warrants expired unexercised. As a result, the Company recognized a gain of $1,000,000 to account the expiration of the corresponding derivative liability. As of September 30, 2022, the estimated fair value of the derivative liabilities was $1,207,475.

On March 10, 2023, the Company entered into exchange agreements with the holders of the Series G Warrants and the Series H Warrants. Pursuant to the exchange agreements, the warrant holders exchanged 34,013 Series G Warrants for 3,402 shares of Common Stock and 43,077 Series H Warrants for 8,617 shares of Common Stock. As a result, the Company recorded $49,277 to account the fair value of the common stock issued and recorded a change in fair value of $1,158,197 to account for extinguishment of the corresponding derivative liability. As of September 30, 2023, there are no instruments accounted as derivative liability.

Fair Value Measurements Using Significant Unobservable Inputs - Year Ended September 30, 2023 (Level 3)

	Series G	Series H	Total
Beginning balance at September 30, 2022	$748,275	$459,200	$1,207,475
Exchange of warrants into common stock	(13,947)	(35,330)	(49,277)
Extinguishment of derivative liabilities	(734,328)	(423,870)	(1,158,197)
Ending balance at September 30, 2023	$—	$—	$—

Fair Value Measurements Using Significant Unobservable Inputs - Year Ended September 30, 2022 (Level 3)

	Series F	Series G	Series H
Beginning balance at September 30, 2021	$1,000,000	$748,275	$459,200
Expiration of derivative liability	(1,000,000)	—	—
Ending balance at September 30, 2022	$—	$748,275	$459,200

As of March 10, 2023 and September 30, 2022, the derivative liabilities were valued at the greater of their minimum value or by using the Black Scholes option pricing model with the following assumptions:

	Series G	Series H	Series G	Series H
Date of valuation	March 10, 2023		September 30, 2022
Closing price per share of Common Stock	$4.10	$4.10	$3.84	$3.84
Exercise price per share	$140.00	$80.00	$140.00	$80.00
Expected volatility	179.41%	141.03%	132.97%	122.50%
Risk-free interest rate	4.91%	4.75%	4.05%	4.14%
Dividend yield	—	—	—	—
Remaining expected term of underlying securities (years)	0.24	1.31	0.69	1.57

6.	CONVERTIBLE NOTES PAYABLE, SENIOR SECURED

	September 30, 2023	September 30, 2022
Senior Secured Convertible Promissory Notes (the “2022 Notes”, includes $96,000 of related party notes)	$4,230,000	$4,230,000
Unamortized debt discount	(710,897)	(2,567,508)
Net Balance	3,519,103	1,662,492
Current Balance	(3,519,103)	-
Non-Current Balance	-	1,662,492

In July 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and accredited individual investors and issued Senior Secured Convertible Promissory Notes (the “2022 Notes”) in the aggregate of $4,230,000 in exchange for cash proceeds of $3,525,000, net of original issue discount (OID) of $705,000.

The 2022 Notes are secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum payable at maturity or upon conversion, originally matured January 6, 2024 (which was subsequently extended to March 15, 2024), and are convertible into shares of the Company’s common stock at a conversion price of $9.14 per share. The 2022 Notes contain customary events of default. Further, events of default under the 2022 Notes also include (i) the unavailability of Rule 144 on or after January 6, 2023; (ii) our failure to deliver the shares of common stock to the 2022 Note holder upon exercise by such holder of its conversion rights under the 2022 Note; (iii) our loss of the “bid” price for its common stock and/or a market and such loss is not cured during the specified cure periods; and (iv) our failure to complete an uplisting of our Common Stock to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American by March 15, 2024 (the “Uplist Transaction”). During the year ended September 2023, for no additional consideration, the 2022 Notes were amended several times in order to allow the Company to issue additional notes payable, extend the completion date for the Uplist Transaction, and amend certain provisions with regards to mandatory conversion of the notes upon the Uplist Transaction.

In connection with the issuance of the 2022 Notes, the Company granted the 2022 Notes noteholders 425,562 warrants to purchase shares of common stock. The warrants are fully vested, exercisable at $9.94 per share and expire in 5 years. The Company estimated the relative fair value of the warrants to be $1,470,000 using the Black Scholes option pricing model. The Company also issued note holders 63,842 shares of the Company’s common stock with a relative fair value of $315,000. The Company also issued 31,510 warrants to purchase shares of common stock to the placement agent that assisted in the 2022 Notes offering. The placement agent warrants are fully vested, exercisable at $10.06 per share and will expire in 5 years. The Company estimated the relative fair value of the placement agent warrants to be $219,894 using the Black Scholes option pricing model. The Company incurred direct legal and professional fees of $555,414 as part of this offering.

The Company recorded 2022 Notes with total principal of $4,230,000. In addition, total debt discount of $2,870,000 was recorded to account for the 2022 Notes OID of $705,000, the relative fair value of the warrants of $1,470,000, the relative fair value of common stock issued of $315,000, and direct legal and professional fees incurred in the 2022 Notes offering of $555,414. The debt discount is being amortized over the term of the notes using the effective interest rate method. During the year ended September 30, 2022, the Company amortized debt discount of $302,000.

As of September 30, 2022, outstanding balance of the 2022 Notes payable was $4,230,000 and unamortized debt discount was $2,567,508, or a net balance of $1,662,492. During the year ended September 2023, the Company amortized debt discount of $1,857,000. As of September 30, 2023, outstanding balance of the 2022 Notes payable amounted to $4,230,000 and unamortized debt discount was $710,897, or a net balance of $3,519,103. As of September 30, 2023 and 2022, notes payable in the aggregate of $96,000, respectively, are issued to two officers and a member of the Board of Directors of the Company.

7.	CONVERTIBLE NOTES PAYABLE, UNSECURED

	September 30, 2023	September 30, 2022
Exchanged notes (July 2022)	$699,781	$699,781
Second closing notes (January 2023)	636,000	-
Third closing notes (March, April, May, 2023)	702,720	-
Total	2,038,501	$699,781
Unamortized debt discount	(379,799)	-
Net Balance	1,658,702	699,781
Current Balance	(1,658,702)	-
Non-Current Balance	-	699,781

Exchanged Notes (July 2022)

In relation to the issuance of the 2022 Notes (see Note 6), certain noteholders of the Company’s Series 2 note payable (see Note 8) agreed to exchange their Series 2 notes payable consisting of $600,000 principal and accrued interest of $99,781 for $699,781 of Unsecured Convertible Promissory Notes (the “Exchanged Notes”) on substantially the same terms as the 2022 Notes, except that the Exchanged Notes are subordinate to the 2022 Notes and are unsecured. The notes bear interest at a rate of 10% per annum payable at maturity or upon conversion, originally matured January 6, 2024 (which was subsequently extended to March 15, 2024), and are convertible into shares of the Company’s common stock at a conversion price of $9.14 per share. At September 30, 2022, there was no discount recorded for the Exchanged Notes.

Second Closing Notes (January 2023)

In January 2023, pursuant to the SPA (see Note 6), as amended, investors agreed to purchase Unsecured Convertible Promissory Notes (the “Second Closing Notes”) in the aggregate of $636,000 in exchange for cash proceeds of $530,000, net of original issue discount (OID) of $106,000. The notes are unsecured, bear interest at a rate of 10% per annum, originally matured January 6, 2024 (which was subsequently extended to March 15, 2024), and are convertible into shares of the Company’s common stock with a conversion price of $9.14 per share.

In connection with the issuance of the Second Closing Notes, the Company granted the Second Closing Notes noteholders (i) 127,968 warrants to purchase shares of common stock. The warrants are fully vested, exercisable at $9.94 per share and expire in 5 years. The Company determined the relative fair value of the warrants to be $256,000 using the Black Scholes option pricing model; and (ii) 9,598 shares of common stock with a relative fair value of $26,000. The Company also issued 6,565 warrants to purchase shares of the Company’s common stock to the placement agent who assisted in the Second Closing offering. The placement agent warrants are fully vested, exercisable at $10.06 per share and will expire in 5 years. The Company determined the relative fair value of the placement agent warrants to be $13,000 using the Black Scholes option pricing model. Furthermore, the Company also incurred direct legal and professional fees of $31,000 as part of this offering.

Third Closing Notes (March, April and May 2023)

In March, April and May 2023, pursuant to the SPA, as amended, investors agreed to purchase Unsecured Convertible Promissory Notes (the “Third Closing Notes”) in the aggregate of $703,000 in exchange for cash proceeds of $488,000, net of original issue discount (OID) of $215,000. The notes are unsecured, bear interest at a rate of 10% per annum, originally matured January 6, 2024 (which was subsequently extended to March 15, 2024), and are convertible into shares of the Company’s common stock with a conversion price of $9.14 per share.

In connection with the issuance of the Third Closing Notes, the Company granted the Third Closing Notes noteholders (i) 141,396 warrants to purchase shares of common stock. The warrants are fully vested, exercisable at $9.94 per share and expire in 5 years. The Company determined the relative fair value of the warrants to be $164,000 using the Black Scholes option pricing model; and (ii) 10,608 shares of common stock with a relative fair value of $18,000. The Company also incurred direct legal and professional fees of $5,000 as part of this offering.

The Second Closing Notes and Third Closing Notes contain events of default similar to the 2022 Notes (See Note 6). Subsequent to issuance, for no additional consideration, the Second Closing Notes and Third Closing Notes were amended several times in order to allow the Company to issue additional notes payable, extend the completion date of the Uplist Transaction, and amend certain provisions with regards mandatory conversion of the notes upon the Uplist Transaction.

Debt discount on unsecured convertible promissory notes

As a result of the issuance of the Second Closing and the Third Closing Notes, the Company recorded debt discount in the aggregate of $834,000 to account for the Second Closing and the Third Closing Notes OID of $321,000, the relative fair value of the warrants issued of $433,000, the relative fair value of common stock issued of $44,000, and direct legal and professional fees incurred of $36,000. The debt discount is being amortized over the term of the notes using the effective interest rate method.

During the year ended September 30, 2023, the Company amortized debt discount of $454,000. As of September 30, 2023, outstanding balance of the Exchange notes, Second Closing Notes, and Third Closing Notes was $2,039,000 and unamortized debt discount of $380,000, or a net balance of $1,659,000.

The warrants issued with the 2022 Notes, the Second Closing Notes, and the Third Closing Notes were valued using the Black Scholes option pricing model with the following assumptions:

	First closing		Second Closing		Third Closing
	Note holders	Placement Agent	Note holders	Placement Agent	Note holders
Date of valuation	July 6, 2022		January 18, 2023		May 15, 2023
Closing price per share of Common Stock	$9.98	$9.98	$5.76	$5.76	$2.77
Exercise price per share	$9.94	$10.06	$9.94	$10.06	$9.94
Expected volatility	88.44%	88.44%	111.31%	111.31%	114.33%
Risk-free interest rate	2.96%	2.96%	3.43%	3.43%	3.46%
Dividend yield	—	—	—	—	—
Remaining expected term of underlying securities (years)	5.0	5.0	5.0	5.0	5.0

8.	CONVERTIBLE NOTES PAYABLE, SERIES 1 AND 2

	2023	2022
Series 1 Convertible Notes (converted in July 2023)	$-	$550,000
Series 2 Convertible Notes (converted in November 2023)	450,000	450,000
Total	450,000	1,000,000
Current Balance	(450,000)	(550,000)
Non-Current Balance	$-	$450,000

Series 1 Convertible Notes

On June 4, 2020, the Company issued unsecured 10% Series 1 Convertible Notes in the aggregate principal amount of $550,000. The maturity dates of the Series 1 Notes was June 30, 2023, and all were converted in July 2023.

The Series 1 Convertible Notes provide, among other things:

(i)	interest at a rate of 10% per annum;
(ii)	term of approximately three years;
(iii)	allow for the Company’s ability to prepay the Series Convertible Notes, in whole or in part, at any time;
(iv)	allow the automatic conversion of the Series 1 Convertible Notes upon a change of control into shares of the Company’s common stock, at a conversion price of $54.00 per share;
(v)	allow the holders to convert the principal of the Series 1 Convertible Notes, along with accrued interest, in whole or in part, into shares of common stock at the conversion price of $54.00 per share;
(vi)

allow for the Company’s ability to convert all note obligations outstanding upon a qualified equity financing into shares of common stock at the corresponding price per share of the qualified equity financing;

(vii)

the Company’s ability to convert the principal of the Series 1 Convertible Notes, along with accrued interest, in whole or in part, into shares of Common Stock at the respective Conversion Price in the event the volume weighted average price (“VWAP”) of the Common Stock equals or exceeds $64.00 per share for at least fifteen consecutive Trading Days;

(viii)

the Company’s ability to convert all outstanding Note Obligations into shares of Common Stock at the respective Conversion Price (an “In Kind Note Repayment”) in lieu of repaying the Note Obligations outstanding on the Maturity Date, subject to a conversion multiplier of 4.5, as amended.

As of September 30, 2022, outstanding balance of the Series 1 Convertible Notes amounted to $550,000.

During the year ended September 30, 2023, pursuant to the terms of the convertible notes agreement, the Company issued 59,912 shares of common stock to convert the outstanding notes payable of $550,000 and accrued interest of $168,918 for a total of $718,918. There are no Series 1 convertible notes payable outstanding as of September 30, 2023.

Series 2 Convertible Notes

On November 6, 2020, the Company issued its unsecured Series 2 10% Convertible Notes Payable in exchange for cash proceeds of $1,050,000. The Series 2 Convertible Notes have similar terms and provisions with the Series 1 Convertible Notes (see above), except the maturity dates of the Series 2 Notes was November 30, 2023, and the notes were all converted in November 2023.

As of September 30, 2021, outstanding balance of the Series 2 Convertible Notes amounted to $1,050,000. During the year ended September 30, 2022, as a part of a separate 2022 Convertible Note Offering (see Note 6), certain holders of the Series 2 Notes agreed to exchange their Series 2 Notes with an aggregate principal amount of $600,000 and accrued interest of approximately $100,000 for promissory notes of the Company on substantially similar terms to those of the 2022 Notes (the “Exchange Notes”, see Note 7).

As of September 30, 2023 and 2022, outstanding balance of the Series 2 Convertible Notes amounted to $450,000 and $1,000,000, respectively.

9.	INCOME TAXES

The principal components of the Company's net deferred tax assets consisted of the following at September 30:

	2023	2022
Net operating loss & charitable contribution carryforwards	$12,905,738	$11,485,524
Capitalized expenditures	1,396,415	1,535,736
Research and experimentation credit carryforwards	1,014,466	946,246
Stock based compensation	1,491,338	1,427,946
Property and Equipment	1,531	2,616
Accrued expenses	746,143	162,191
Inventory allowance	51,463	70,805
Gross deferred tax assets	17,607,094	15,631,061
Deferred tax asset valuation allowance	(17,607,094)	(15,631,061)

Net deferred tax assets	$-	$-

The provision (benefit) for income taxes differs from the tax computed with the statutory federal income tax rate as follows:

	2023	2022
Expected income tax (benefit) at federal statutory rate	21.00%	21.00%

Increase due to:
State income taxes – net of federal benefit	0.24%	3.65%

Permanent Differences:
Stock based compensation	-%	(18.10)%
R&D, taken as a credit	(0.16)%	(0.23)%
Adjustment to fair value of derivative	3.48%	3.98%
Other	-%	(1.14)%
Change in Valuation Allowance	(24.56)%	(9.16)%

Total Income Tax Provision (Benefit)	-%	-%

As of September 30, 2023 and 2022, the Company had federal net operating loss carryforwards totaling approximately $48,200,000 and $42,700,000, respectively, which may be available to offset future taxable income. The pre-2018 federal net operating loss carryforwards total approximately $21,750,000, and begin to expire in 2026. Due to the CARES Act, federal net operating losses generated in tax years beginning after December 31, 2017 can be carried forward indefinitely. As of September 30, 2023 and 2022, the Company has federal net operating loss carryforwards with an indefinite life of $26,444,000 and $20,945,000. As of September 30, 2023 and 2022, the Company had federal research and experimentation credit carryforwards of $679,000 and $626,000, respectively, which may be available to offset future income tax liabilities and which would begin to expire in 2028.

As of September 30, 2023 and 2022, the Company had state net operating loss carryforwards of approximately $44,570,000 and $40,367,000, respectively, which may be available to offset future taxable income and which would begin to expire in 2030. As of September 30, 2023 and 2022, the Company had state research and experimentation credit carryforwards of $425,000 and $406,000, respectively, which may be able to offset future income tax liabilities and which begin to expire in 2023.

As the Company has not yet achieved profitable operations, management believes the tax benefits as of September 30, 2023 and 2022 did not satisfy the realization criteria set forth in FASB ASC Topic 740, Income Taxes, and therefore has recorded a valuation allowance for the entire deferred tax asset. The valuation allowance increased in 2023 by approximately $1,976,000 and increased in 2022 by approximately $483,000. The Company’s effective income tax rate differed from the federal statutory rate due to state taxes and the Company’s full valuation allowance, the latter of which reduced the Company’s effective federal income tax rate to zero.

The Company experienced an ownership change as a result of the Merger described in Note 1, causing a limitation on the annual use of the net operating loss carryforwards, which are subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and similar state provisions. A formal Section 382 study has not been performed.

As of September 30, 2023, the Company is open to examination in the U.S. federal and certain state jurisdictions for tax years ended September 30, 2023, 2022, 2021 and 2020. In addition, any loss years remain open to the extent that losses are available for carryover to future years. Therefore, the tax years ended 2010 through 2021 remain open for examination by the IRS.

The Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted on March 27, 2020. The CARES Act affected items such as carryback periods for net operating losses, modifications to the net interest deduction limitations and changes to tax depreciation methods. The company has taken the CARES Act into consideration for the tax year ended September 30, 2023 and continues to evaluate the impact of the CARES act on the business.

10.	STOCKHOLDERS DEFICIT

Common Stock

During the year ended September 30, 2023, the Company issued 3,436,712 shares of Common Stock, par value $0.001, as follows: (i) 250 shares issued in connection with the vesting of a restricted stock grant; (ii) 3,344,321 shares issued in connection with certain financing activities involving the sale of Common Stock and warrants to certain accredited investors in exchange for the net cash proceeds of $2,209,839 (the “Bridge Offering”); (iii) 20,210 inducement shares issued in connection with the closing of the Second Notes and Third Notes; (iv) 12,019 shares issued in connection with the exchange of Series G and Series H warrants for Common Stock; and (v) 59,912 shares issued in connection with the conversion of the Company’s outstanding Series 1 Notes into Common stock.

Common Stock Options

Common Stock Options activity under the 2013 Plan for the year ended September 30, 2023 and 2022 follows:

			Weighted
		Weighted	Average
	Option	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (years)	Value
Outstanding at September 30, 2021	124,495	$58.00	1.86	$140,151
Awarded	6,625	$6.00
Forfeited/Cancelled	(32,494)	$70.00
Outstanding at September 30, 2022	98,626	$52.00	1.46	$16,900
Awarded	24,500	$8.00		-
Forfeited/Cancelled	(21,001)	$68.00	-	-
Outstanding at September 30, 2023	102,125	$38.00	3.9	$—
Vested at September 30, 2023	82,940	$44.00	4.89	$—
Vested and expected to vest at September 30, 2023	102,125	$38.00	3.9	$—

During the year ended September 30, 2022, the Company granted 2,375 options to employees and directors and 4,250 options to consultants to purchase shares of common stock under the 2013 Plan. The stock options issued to employees and directors vest over a period of 36 months, and options issued to consultants vest over a period of 12 months. The weighted average exercise price for all options was $10.02. Options issued to employees and consultants expire in 5 years. Options issued to management and directors expire after 10 years. Total fair value of the stock options issued was $47,609 using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value - expected volatility, 86.8% - 98.5%, risk-free interest rate, 1.5% - 3.5%, expected dividend yield, 0%, expected term, 3.6 - 5.8 years.

During the year ended September 30, 2023, the Company granted 20,875 options to employees and directors and 3,625 options to consultants to purchase shares of common stock under the 2013 Plan. The stock options issued to employees vest over a period 36 months, and options issued to consultants and directors vest over a period of 12 months. The exercise price for all options granted was $8.02. Options issued to employees and consultants expire in 5 years. Options issued to management and directors expire after 10 years. Total fair value of the stock options issued $156,275 using the Black-Scholes Option Pricing Model. The following assumptions were used to calculate the fair value - expected volatility, 102.8% - 103. 4%, risk-free interest rate, 3.8% - 4.0%, expected dividend yield, 0%, expected term, 4.1 – 5.8 years.

Pursuant to the vesting terms of the stock options, Share-based compensation expense recorded in the Company’s Consolidated Statements of Operations for the year ended September 30, 2023 and 2022 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $246,000 and $459,000, respectively. Of this amount during the years ended September 30, 2023 and 2022, $57,000 and $148,000, respectively, were recorded as research and development expenses, and $189,000 and $311,000, respectively were recorded as general and administrative expenses in the Company’s Consolidated Statements of Operations.

As of September 30, 2023, there is approximately $162,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.80 years. As of September 30, 2023, 0 shares are available for future grants under the 2013 Plan as the plan is now expired.

Common Stock Warrants

Common Stock Warrants activity for the year ended September 30, 2023 and 2022 follows:

			Weighted
		Weighted	Average
	Warrants	Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (years)	Value
Outstanding at September 30, 2021	349,380	$53.28	1.8	$-
Awarded	457,072	$9.95	3.8	-
Forfeited/Cancelled	-	$-	-	-
Outstanding at September 30, 2022	806,452	$28.72	2.9	$-
Awarded	25,572,245	$0.85	4.8	13,958,846
Exchanged	(77,090)	$106.47	-	-
Forfeited/Cancelled	(17,605)	$50.20	-	-
Outstanding at September 30, 2023	26,284,002	$0.85	4.8	$13,958,846
Vested at September 30, 2023	26,284,002	$		$
Vested and expected to vest at September 30, 2023	26,284,002	$		$

Restricted Stock

On July 30, 2021, the Company awarded 750 shares of Restricted Stock to an employee. The shares subject to this grant were awarded under the 2013 Plan and 250 shares vest on each of the following dates: January 12, 2022, July 12, 2022, and January 12, 2023.

On September 27, 2021, the Company awarded 1,500 shares of Restricted Stock to a consultant. The shares subject to this grant were awarded under the 2013 Plan and vested in three separate tranches on January 12, 2022, July 12, 2022 and January 12, 2023.

Restricted stock activity in shares under the 2013 Plan for the years ended September 30, 2023 and 2022 follows:

	2023	2022
Non Vested at September 30, 2022 and 2021	250	2,250
Awarded	—	—
Vested	(250)	(2,000)
Forfeited	—	—
Non Vested at September 30, 2023 and 2022	—	250

The weighted average restricted stock award date fair value information for the years ended September 30, 2023 and 2022 follows:

	2023	2022
Non Vested at September 30, 2022 and 2021	$18.00	$19.76
Awarded
Vested	(18.00)	(19.90)
Forfeited
Non Vested at September 30, 2023 and 2022	$—	$18.00

For the years ended September 30, 2023 and 2022 compensation expense recorded for the restricted stock awards was approximately $3,000 and $40,000, respectively. As of September 30, 2023, there is no unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan.

11.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into various agreements containing standard indemnification provisions. The Company’s indemnification obligations under such provisions are typically in effect from the date of execution of the applicable agreement through the end of the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. As of September 30, 2023 and 2022, no amounts have been accrued related to such indemnification provisions.

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

In exchange for the licenses granted in the agreement, the Company has paid MIT license maintenance fees and patent prosecution costs. The Company paid license maintenance fees of $50,000 to MIT in the fiscal years ended September 30, 2023 and 2022. For the years ended September 30, 2023 and 2022, the annual MIT license maintenance fees of $50,000 are included in accrued expenses and other liabilities on the Consolidated Balance Sheets. The license maintenance fees and patent prosecution costs cover the contract year beginning January 1 through December 31. Annual license maintenance obligations extend through the life of the patents. In addition, MIT is entitled to royalties on applicable future product sales, if any. The annual payments may be applied towards royalties payable to MIT for that year for product sales.

The Company is obligated to indemnify MIT and related parties from losses arising from claims relating to the exercise of any rights granted to the Company under the license, with certain exceptions. The maximum potential amount of future payments the Company could be required to make under this provision is unlimited. The Company considers there to be a low performance risk as of September 30, 2023.

The agreement expires upon the expiration or abandonment of all patents that are issued and licensed to the Company by MIT under such agreement. The Company expects that patents will be issued from presently pending US and foreign patent applications. Any such patent will have a term of 20 years from the filing date of the underlying application. MIT may terminate the agreement immediately, if the Company ceases to carry on its business, if any nonpayment by the Company is not cured or the Company commits a material breach that is not cured. The Company may terminate the agreement for any reason upon six months’ notice to MIT.

12.	SUBSEQUENT EVENTS

In October and November 2023, the Company received shareholder advances in the aggregate of $450,000 to support the operations of the Company.

On November 8, 2023, the Company entered into a Securities Purchase Agreement (the “PIPE SPA”) with certain institutional and accredited individual investors (collectively, the “Investors”) providing for the issuance and sale by the Company to the Investors of (i) pre-funded warrants (the “PIPE Pre-Funded Warrants”) and (ii) warrants (the “PIPE Common Warrants” and together with the PIPE Pre-Funded Warrants, the “PIPE Warrants”). The PIPE Warrants will be issued as part of a private placement offering authorized by the Company’s Board of Directors (the “PIPE Offering”). The estimated aggregate gross proceeds for the sale of the PIPE Warrants will be approximately $7.1 million, before deducting the placement agent’s fees and other estimated fees and offering expenses payable by the Company. The closing of the PIPE Offering is contingent upon, among other conditions, a registration statement that registers the PIPE Warrant shares for resale being declared effective by the SEC, and the approval of the listing of the Common Stock on Nasdaq.  The closing is expected to occur immediately prior to the pricing of the Uplist Transaction.

In November 2023, certain provisions of the Company’s Convertible Notes Payable, Senior Secured (See Note 6) and Exchange Notes (see Note 7) were amended to extend the date of the completion of an Uplist Transaction to March 15, 2024. In addition, upon effectivity of the Uplist Transaction, 50% of the then outstanding principal amount of the Convertible Notes Payable, Senior Secured and Exchange Notes shall automatically convert (the “Automatic Conversion”) into shares of Common Stock, with the conversion price for purposes of such Automatic Conversion of $4.00. Upon the Automatic Conversion and to the extent that the beneficial ownership of a holder of Convertible Notes Payable, Senior Secured and Convertible Notes Payable, Unsecured would increase over the applicable Ownership Limitation, the Holder will receive pre-funded warrants in lieu of shares of Common Stock otherwise issuable to the Holder in connection with the Automatic Conversion, which may be exercised on a cashless basis, shall be exercisable immediately upon issuance and shall contain a customary beneficial ownership limitation provision. In addition, upon the Automatic Conversion, the Holder shall receive a warrant (the “Uplist Conversion Warrant”) to purchase a number of shares of Common Stock equal to 6.3812 times the dollar amount under the Convertible Notes Payable, Senior Secured and Convertible Notes Payable, Unsecured that was converted in the Automatic Conversion. The Uplist Conversion Warrant shall have an exercise price per share of $4.00 and shall otherwise be identical to the PIPE Common Warrant.

In November 2023, the Company amended the Second A&R Registration Rights Agreement to that certain Second Amended and Restated Registration Rights Agreement, dated as of May 15, 2023 to (I) extend the filing deadline by which the Company is obligated to file with the SEC a registration statement under the Securities Act of 1933, as amended, registering certain securities issued in the 2022 Convertible Note Offering to the earlier of (i) the date that is 30 days following the Uplist Transaction and (ii) January 31, 2024 (such date was subsequently extended to March 15, 2024), and (II) to provide for the inclusion of the Registerable Securities (as defined therein) in the Uplist S-1 (as defined therein).

In November 2023, the Company also entered into an amendment to the Bridge SPA, with certain institutional and accredited individual investors that participated in the Bridge Offering. Under amendment, upon the closing of the next underwritten public offering of Common Stock (the “Qualifying Offering”), which the Company agreed is the Uplist Transaction, if the effective offering price to the public per share of Common Stock (the “Qualifying Offering Price”) is lower than $4.00 per share, then the Company shall issue additional Bridge Pre-Funded Warrants, or shares of Common Stock in lieu thereof to the extent necessary to cause the Company to meet the listing requirements of the Company’s proposed trading market in the Uplist Transaction, in an amount reflecting a reduction in the purchase price paid for the Bridge Shares and Bridge Pre-Funded Warrants that equals the proportion by which the Qualifying Offering Price is less than $4.00.