Form 10-K/A
period 2023-09-30
Arch Therapeutics, Inc.
filed 2024-03-01
CIK 1537561

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Weinberg & Company, P.A.
Los Angeles, California
PCAOB ID 572

EXPLANATORY NOTE

Arch Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 15, 2024 (the “Form 10-K”) solely to correct and replace the disclosure in connection with the beneficial ownership of shares and voting power held by certain shareholders, directors, and officers included in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Form 10-K, and does not modify, amend or update any other item or disclosures in the Form 10-K, including the financial information. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

PART III

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

The following table provides information as of September 30, 2023 with respect to our equity compensation plan:

Equity Compensation Plan Information

Number of
securities
remaining
	Number of		available for
	securities to		future
	be issued		issuance
	upon	Weighted-	under
	exercise	average	equity
	Of	exercise	compensation
	outstanding	price of	plans
	options,	outstanding	(excluding
	warrants	options,	securities
	And	warrants	reflected in
	rights	and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2013 Stock Incentive Plan	100,300	$38.00	-
2023 Stock Incentive Plan	-	-	455,169
Equity compensation plans not approved by security holders	-	-	-
Total	100,300	$38.00	455,169

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our Common Stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our directors and executive officers as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Arch Therapeutics, Inc., 235 Walnut St., Suite #6, Framingham, Massachusetts 01702. The information set forth in the table below is based on 4,742,363 shares of our Common Stock outstanding on February 1, 2024. Shares of our Common Stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of February 1, 2024 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

The following table is presented after taking into account the applicable ownership limitation to which certain holders of our Series Convertible Notes, and all the holders of our Pre-Funded Warrants, Common Warrants, 2022 Warrants, 2022 Placement Agent Warrants, 2022 Notes, Subordinated Notes, Series I Warrants, 2019 Placement Agent Warrants, Series K Warrants and 2022 Placement Agent Warrants are subject to the applicable ownership limitations. In general, the ownership limitation prevents holders from exercising the warrant to the extent such exercise would result in the holder owning more shares than a certain ownership percentage, which is initially set below 5%, and such ownership limitation may be waived at the holder’s discretion, provided that such waiver will not become effective until the 61st day after delivery of such waiver notice.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
5%+ Stockholders:

Oasis Capital, LLC (2)	473,762	9.9%

Bigger Capital Fund, LP & District 2 Capital Fund LP (3)	300,000	6.3%

Walleye Opportunities Master Fund 1 Ltd (4)	473,762	9.9%

Cavalry Fund 1 LP (5)	300,000	6.3%

Brandt & Mona Wilson (6)	473,762	9.9%

Ana and Michael A. Parker (7)	473,762	9.9%

Andrew Stahl (8)	473,762	9.9%

Sixth Borough Capital Fund, LP (9)	473,762	9.9%

Named Executive Officers and Directors:

Terrence Norchi (10)	128,308	2.47%

Punit Dhillon (11)	6,042	*

Laurence Hicks (12)	42,660	1.0%

Michael Abrams (13)	44,800	1.0%

Daniel Yrigoyen (14)	3,403	*

Guy Fish (15)	2,187	*

Named Officers and Directors as a Group	227,400	4.8%

* Less than one percent.

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

(2)
Represents 300,000 shares of Common Stock owned by Oasis Capital, LLC. Gives effect to (a) 131,292 shares of Common Stock issuable upon conversion of the First Notes (the “First Conversion Shares”); (b) 120,725 First Warrants; (c) 27,353 shares of Common Stock issuable upon conversion of the Second Notes (the “Second Conversion Shares”); (d) 50,302 Second Warrants; (e) 76,886 shares of Common Stock issuable upon conversion of the Third Notes (the “Third Conversion Shares”); (f) 141,396 Third Warrants; (g) 1,005,251 Pre-Funded Warrants; and (h) 2,552,766 Common Warrants, all of which are subject to conversion or exercise restrictions that prohibit conversion or exercise until such time as the holder would not beneficially own, after such conversion or exercise, more than 4.99% or 9.99% (as the case may be) of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case any waiver would become effective sixty-one (61) days after the holder’s delivery of such waiver notice. As of February 14, 2024, Oasis Capital, LLC has not waived such limitation.

(3)
Represents 300,000 shares of Common Stock owned by, and split evenly between, Bigger Capital Fund, LP and District 2 Capital Fund LP with a common control person. Gives effect to (a) 131,292 First Conversion Shares; (b) 120,726 First Warrants; (c) 27,354 Second Conversion Shares; (d) 50,302 Second Warrants; (e) 989,459 Pre-Funded Warrants; and (f) 2,552,652 Common Warrants held in the aggregate by Bigger Capital Fund, LP and District 2 Capital Fund LP, all of which are subject to conversion or exercise restrictions that prohibit conversion or exercise until such time as the holder would not beneficially own, after such conversion or exercise, more than 4.99% or 9.99% (as the case may be) of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case any waiver would become effective sixty-one (61) days after the holder’s delivery of such waiver notice. As of February 14, 2024, neither Bigger Capital Fund, LP, nor District 2 Capital Fund LP has waived such limitation.

(4)
Represents 300,000 shares of Common Stock owned by Walleye Opportunities Master Fund Ltd. Gives effect to (a) 976,278 Pre-Funded Warrants; and (b) 2,552,556 Common Warrants, all of which are subject to exercise restrictions that prohibit exercise until such time as the holder would not beneficially own, after such exercise, more than 4.99% or 9.99% (as the case may be) of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case any waiver would become effective sixty-one (61) days after the holder’s delivery of such waiver notice. As of February 14, 2024, Walleye Opportunities Master Fund Ltd has not waived such limitation.

(5)
Represents 300,000 shares of Common Stock owned by Cavalry Fund I LP. Gives effect to (a) 52,517 First Conversion Shares; (b) 48,290 First Warrants; (c) 10,941 Second Conversion Shares; (d) 20,121 Second Warrants; (e) 985,064 Pre-Funded Warrants; and (f) 2,552,620 Common Warrants, all of which are subject to conversion or exercise restrictions that prohibit conversion or exercise until such time as the holder would not beneficially own, after such conversion or exercise, more than 4.99% or 9.99% (as the case may be) of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case any waiver would become effective sixty-one (61) days after the holder’s delivery of such waiver notice. As of February 14, 2024, Cavalry Fund I LP has not waived such limitation.

(6)
Represents 300,000 shares of Common Stock owned individually by Brandt and Mona Wilson. Gives effect to (a) 976,278 Pre-Funded Warrants; and (b) 2,552,556 Common Warrants, all of which are subject to exercise restrictions that prohibit exercise until such time as the holder would not beneficially own, after such exercise, more than 4.99% or 9.99% (as the case may be) of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case any waiver would become effective sixty-one (61) days after the holder’s delivery of such waiver notice. As of February 14, 2024, neither Brandt Wilson nor Mona Wilson had waived such limitation.

(7)
Represents (i) 235,448 shares of Common Stock owned individually by Ana Parker, Michael A. Parker’s spouse; (ii) 38,056 shares of Common Stock owned individually by Mr. Parker; (iii) 25,000 shares of Common Stock owned through Tungsten, of which Mr. Parker is the sole manager and (iv) 1,500 shares of restricted stock granted to Mr. Parker on September 27, 2021. Gives effect to (a) 82,465 Pre-Funded Warrants; (b) 549,486 Common Warrants; (c) 103,559 First Conversion Shares; (d) 48,290 First Warrant Shares; (e) any of the 17.144 shares of Common Stock that may be acquired upon the exercise of Series I Warrants (which expire October 18, 2024); or (f) any of the 23,440 shares that may be acquired upon the exercise of Series K Warrants (which expire on August 11, 2026), since such warrants cannot be exercised until such time as the holder would not beneficially own, after such exercise, more than 4.99% or 9.99% (as the case may be) of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case such waiver will become effective sixty-one (61) days after the holder’s delivery of such waiver notice. As of February 14, 2024, neither Ms. Parker nor Mr. Parker have waived such limitation.

(8)
Represents 300,000 shares of Common Stock owned individually by Andrew Stahl. Gives effect to (a) 976,278 Pre-Funded Warrants; and (b) 2,552,556 Common Warrants, all of which are subject to exercise restrictions that prohibit exercise until such time as the holder would not beneficially own, after such exercise, more than 4.99% or 9.99% (as the case may be) of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case any waiver would become effective sixty-one (61) days after the holder’s delivery of such waiver notice. As of February 14, 2024, Mr. Stahl had not waived such limitation.

(9)
Represents 300,000 shares of Common Stock owned by Sixth Borough Capital Fund, LP. Gives effect to (a) 63,869 Pre-Funded Warrants; and (b) 727,738 Common Warrants, all of which are subject to exercise restrictions that prohibit exercise until such time as the holder would not beneficially own, after such exercise, more than 4.99% or 9.99% (as the case may be) of the outstanding shares of Common Stock; provided, however, that the holder may waive such ownership limitation, in which case any waiver would become effective sixty-one (61) days after the holder’s delivery of such waiver notice. As of February 14, 2024, Sixth Borough Capital Fund, LP has not waived such limitation.

(10)
Represents (a) 50,000 shares of Common Stock held by Twelve Pins Partners, LLC, with respect to which Dr. Norchi is the sole member and holds sole voting and investment control; (b) 7,098 shares issued to Dr. Norchi upon the closing of the Merger in exchange for the cancellation of shares of Common Stock and convertible notes of ABS owned by him immediately prior to the closing of the Merger; (c) 5,650 shares of restricted stock granted to Dr. Norchi on May 3, 2016; (d) 3,250 shares of restricted stock granted to Dr. Norchi on February 3, 2017; (e) 1,800 shares of restricted stock granted to Dr. Norchi on July 19, 2018; (f) 2,626 First Conversion Shares; (g) 2,415 First Warrants; and (h) 363 First Inducement Shares; (i) 34,520 shares subject to options exercisable within 60 days after February 1, 2024; (j) 6,862 shares of common stock purchased, 13,724 Common Warrants. Dr. Norchi disclaims beneficial ownership of the securities held by Twelve Pins Partners, LLC except to the extent of his pecuniary interest therein.

(11)	Represents 6,042 shares of Common Stock subject to options exercisable within 60 days after February 1, 2024.

(12)
Represents 3,542 shares of Common Stock subject to options exercisable within 60 days after February 1, 2024. Includes (i) 137 shares of Common Stock, (ii) 3,939 First Conversion Shares, (iii) 3,622 First Warrant Shares, (iv) 544 First Inducement Shares; (v) 10,292 shares of common stock held by Drake Partners Equity LLC, in which Mr. Hicks has an ownership interest, and (vi) 20,584 Common Warrants held by Drake Partners Equity LLC, in which Mr. Hicks has an ownership interest.

(13)
Represents (i) 3,939 First Conversion Shares; (ii) 3,622 First Warrant Shares; (iii) 544 First Inducement Shares; (iv) 10,292 shares of common stock purchased, (v) 5,819 shares of Common Stock subject to options exercisable within 60 days after February 1, 2024, and (vi) 20,584 Common Warrants.

(14)	Represents 750 shares of restricted stock granted to Mr. Yrigoyen on July 30, 2021, and 2,653 shares of Common Stock subject to options exercisable within 60 days after February 1, 2024.

(15)	Represents 2,187 shares of Common Stock subject to options exercisable within 60 days after February 1, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Incorporated By Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934					X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arch Therapeutics, Inc.
	By:	/s/ Terrence W. Norchi, MD
Date: March 1, 2024		Terrence W. Norchi, MD
President and Chief Executive Officer