Form 10-Q
period 2024-03-31
Arch Therapeutics, Inc.
filed 2024-05-09
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

Commission File Number: 000-54986

ARCH THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-0524102
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

235 Walnut Street, Suite 6
Framingham, MA	01702
(Address of principal executive offices)	(Zip Code)

(617) 431-2313

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N|A	N|A	N|A

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

As of May1, 2024, 4,444,363 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

Arch Therapeutics, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

As of March 31, 2024 (Unaudited) and September 30, 2023

	March 31,	September 30,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$26,426	$222,720
Inventory	1,329,593	1,364,504
Prepaid expenses and other current assets	177,158	362,866
Total current assets	1,533,177	1,950,090
Long-term assets:
Property and equipment, net	3,390	4,599
Other assets	3,500	3,500
Total long-term assets	6,890	8,099
Total assets	$1,540,067	$1,958,189
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,969,520	$2,304,207
Accrued interest	1,026,963	823,128
Shareholders advances related to bridge financing	1,125,000	-
Accrued expenses and other liabilities	363,092	467,496
Insurance premium financing	34,755	243,285
Convertible notes payable, senior secured, current portion, net of discount	4,211,720	3,519,103
Convertible notes payable, unsecured, current portion, net of discount	2,686,501	1,658,702
Convertible notes payable, Series 2, unsecured, current portion	-	450,000
Total current liabilities	12,417,551	9,465,921
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of March 31, 2024 and September 30, 2023	-	-
Common stock, $0.001 par value, 350,000,000 authorized as of March 31, 2024 and September 30, 2023; 4,444,364 and 4,689,446 shares issued and outstanding as of March 31, 2024 and September 30, 2023	4,444	4,689
Additional paid-in capital	55,324,472	54,543,188
Accumulated deficit	(66,206,400)	(62,055,609)
Total stockholders’ deficit	(10,877,484)	(7,507,732)
Total liabilities and stockholders’ deficit	$1,540,067	$1,958,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended March 31, 2024 and 2023

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2024	2023	2024	2023
Revenue	$31,866	$16,654	$77,733	$22,914
Operating expenses:
Cost of revenues	21,555	18,718	45,161	36,353
Selling, general and administrative expenses	683,184	1,252,786	1,994,534	2,355,701
Research and development expenses	203,869	170,634	409,449	332,087
Total operating expenses	908,608	1,442,138	2,449,144	2,724,141
Loss from operations	(876,742)	(1,425,484)	(2,371,411)	(2,701,227)
Other (expense) income:
Interest expense	(592,397)	(635,190)	(1,779,380)	(1,159,503)
Gain on extinguishment of derivative liabilities	-	1,158,197	-	1,158,197
Total other (expense) income, net	(592,397)	523,007	(1,779,380)	(1,306)
Net loss	$(1,469,139)	$(902,477)	$(4,150,791)	$(2,702,533)

Net loss per common share - basic and diluted	$(0.33)	$(0.71)	$(0.90)	$(2.15)
Weighted common shares - basic and diluted	4,497,111	1,263,585	4,602,623	1,258,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders' Deficit (Unaudited)

For the Three and Six Months Ended March 31, 2024 and 2023

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at September 30, 2023	-	$-	4,689,446	$4,689	$54,543,188	$(62,055,609)	$(7,507,732)
Net loss	-	-	-	-	-	(2,681,652)	(2,681,652)
Issuance of common stock upon conversion of convertible notes	-	-	52,918	53	587,906	-	587,959
Stock-based compensation expense	-	-	-	-	25,909	-	25,909
Balance at December 31, 2023	-	-	4,742,364	4,742	55,157,003	(64,737,261)	(9,575,516)
Net loss	-	-	-	-	-	(1,469,139)	(1,469,139)
Issuance of common stock upon conversion of convertible notes	-	-	2,000	2	18,278	-	18,280
Issuance of warrants, net of financing costs	-	-	-	-	148,891	-	148,891
Exchange of common stock into warrants	-	-	(300,000)	(300)	300	-	-
Balance at March 31, 2024	-	$-	4,444,364	$4,444	$55,324,472	$(66,206,400)	$(10,877,484)

Balance at September 30, 2022	-	$-	1,252,734	$1,252	$50,878,718	$(55,072,773)	$(4,192,803)
Net loss	-	-	-	-	-	(1,800,056)	(1,800,056)
Stock-based compensation expense	-	-	-	-	104,026	-	104,026
Balance at December 31, 2022	-	-	1,252,734	1,252	50,982,744	(56,872,829)	(5,888,833)
Net loss	-	-	-	-	-	(902,477)	(902,477)
Vesting of restricted stock	-	-	250	-	-	-	-
Issuance of common stock and warrants, net of financing costs	-	-	9,598	10	287,410	-	287,420
Exchange of warrants into common stock	-	-	12,019	13	49,265	-	49,278
Stock-based compensation expense	-	-	-	-	68,524	-	68,524
Balance at March 31, 2023	-	$-	1,274,601	$1,275	$51,387,943	$(57,775,306)	$(6,386,088)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arch Therapeutics, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended March 31, 2024 and 2023

	For the Six Months Ended
	March 31,	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,150,791)	$(2,702,533)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,209	1,043
Stock-based compensation	25,909	172,550
Gain on extinguishment of derivative liabilities	-	(1,158,197)
Accretion of discount and debt issuance costs on convertible notes payable	1,437,588	846,147
Changes in operating asset and liabilities:
Inventory	34,911	12,464
Prepaid expenses and other current assets	185,707	280,058
Accounts payable	665,314	1,097,894
Accrued interest	341,793	313,356
Accrued expenses and other liabilities	(104,404)	(112,713)
Net cash used in operating activities	(1,562,764)	(1,249,931)

Cash flows from financing activities:
Repayment of insurance premium financing	(208,530)	(212,514)
Shareholder advances related to bridge financing	1,125,000	230,000
Proceeds from unsecured convertible notes	450,000	515,000
Net cash provided by financing activities	1,366,470	532,486

Net decrease in cash	(196,294)	(717,445)

Cash, beginning of period	222,720	746,940

Cash, end of period	$26,426	$29,495

Non-cash financing activities:
Exchange of Senior Secured and Series 2 Convertible notes and accrued interest into common stock	$606,239	$-
Relative fair value of warrants issued – fourth close	$148,891	$-
Conversion of convertible notes and accrued interest to common stock, net	$606,239	$-
Exchange of Series G and Series H warrants for common stock	$-	$49,278
Issuance of restricted stock	$-	$3,019
Fair value of warrants issued - second close	$-	$256,439
Fair value of inducement shares issued - second close	$-	$25,840
Fair value of placement agent warrants - second close	$-	$28,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX-MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Arch Therapeutics, Inc. (together with its subsidiary, the “Company” or “Arch”) is a biotechnology company developing and marketing products based on our innovative AC5® self-assembling technology platform. The Company’s products are in the field of stasis and barrier applications, which includes managing wounds created during surgery, trauma or interventional care, or from disease; stopping bleeding (hemostasis); and controlling leaking (sealant).

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2024, and the results of its operations and its cash flows for the three and six months ended March 31, 2024 and 2023. The balance sheet as of September 30, 2023 is derived from the Company’s audited financial statements. The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2024.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has not yet generated sufficient revenues to fund operations and relies on issuance of debt and equity instruments to generate working capital. As reflected in the accompanying financial statements, for the six months ended March 31, 2024, the Company recorded a net loss of $4,150,791 and used cash in operations of $1,562,764. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company expects to incur substantial expenses for the foreseeable future relating to research, development and commercialization of its current and its potential future products. The Company has not yet generated sufficient revenues to fund operations and relies on issuance of debt and equity instruments to generate working capital. In evaluating the going concern position of the Company, management has considered potential funding providers and believes that financing to fund future operations could be provided by equity and/or debt financing. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

At March 31, 2024 and September 30, 2023, the carrying amounts of cash, accounts payables and accrued expense and other liabilities approximate fair value because of their short-term nature. The carrying amounts for the Series Convertible Notes, 2022 Notes, Second Notes, Third Notes and the Fourth Notes approximate fair value because borrowing rates and terms are similar to comparable market participants.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted when the warrants are issued and at the end each subsequent quarterly period while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be liability classified and recorded at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company has determined that the warrants issued in June 2018 and May 2019 equity financing (see Note 3) meet the requirements for liability classification. During the three months ended March 31, 2023, $1,158,197 was recorded to gain on extinguishment of derivative liability for the exchange of the Series G warrants and Series H warrants to 12,019 shares of common stock with a fair value of $49,278.

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

For the periods ended March 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2024	March 31, 2023

Stock options	88,275	104,325
Stock warrants	26,724,240	847,021
Convertible notes payable	754,744	721,790
Total	27,567,259	1,673,136

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

Risks and uncertainties – Geopolitical Conflicts

The Company sources its materials and services for its products and product candidates from facilities in areas impacted or which may be impacted by the outbreak of geopolitical conflicts. The Company’s ability to obtain future inventory may be impacted, therefore potentially affecting the Company’s future revenue stream. In addition, the Company has historically and principally funded its operations through debt borrowings, the issuance of convertible debt, and the issuance of units consisting of Common Stock and warrants which may also be impacted by economic conditions beyond the Company’s control as well as uncertainties resulting from geopolitical conflicts. The extent to which recent events, including recent wars in Ukraine and Israel/Gaza, will impact the global economy and the Company is uncertain and cannot be reasonably measured.

2. INVENTORIES

Inventories consist of the following:

	March 31,	September 30,
	2024	2023
Finished Goods	$65,980	$40,969
Goods-in-Process	1,263,613	1,323,535
Total	$1,329,593	$1,364,504

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The cost of inventories comprises expenditures incurred in acquiring the inventories, the cost of conversion and other costs incurred in bringing them to their existing location and condition. The Company records adjustments to its inventory for estimated obsolescence or diminution in net realizable value equal to the difference between the cost of the inventory and the estimated net realizable value. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the periods ended March 31, 2024 and 2023, the Company did not record any write-down of inventories.

3. WARRANT DERIVATIVE LIABILITY

As of March 31, 2024 and September 30, 2023, there are no financial instruments accounted as a derivative liability.

The Company previously issued warrants (Series G and Series H warrants) that were accounted for the in accordance with ASC 815-10 as the Company is required to purchase the Series G, and Series H warrants for an amount of cash per share equal to $22.00 and $10.66, respectively, (the "Minimum Value"). Accordingly, the warrants were recorded as liabilities at the greater of the Minimum Value or fair value at each reporting period.

During the three months ended March 31, 2023, the Company issued 12,019 shares of common stock with a fair value of $49,278 in exchange for the cancellation of the Series G and Series H warrants. As a result, during the three month ended March 31, 2023, the Company recorded a gain of $1,158,197 to account for the extinguishment of derivative liability.

4. CONVERTIBLE NOTES PAYABLE, SENIOR SECURED

	March 31, 2024	September 30, 2023
Senior Secured Convertible Promissory Notes (the “2022 Notes”)	$4,211,720	$4,230,000
Unamortized debt discount	-	(710,897)
Net Balance	$4,211,720	$3,519,103

In July 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and accredited individual investors and issued Senior Secured Convertible Promissory Notes (the “2022 Notes”) in the aggregate of $4,230,000 in exchange for cash proceeds of $3,525,000, net of original issue discount (OID) of $705,000.

The 2022 Notes are secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum payable at maturity or upon conversion, matures on June 30, 2024, as amended, and are convertible into shares of the Company’s common stock at a conversion price of $9.14 per share.

The 2022 Notes contain customary events of default. Further, events of default under the 2022 Notes also include (i) the unavailability of Rule 144 on or after January 6, 2023; (ii) our failure to deliver the shares of common stock to the 2022 Note holder upon exercise by such holder of its conversion rights under the 2022 Note; (iii) our loss of the “bid” price for its common stock and/or a market and such loss is not cured during the specified cure periods; and (iv) our failure to complete an uplisting of our Common Stock to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American by April 30, 2024 (the “Uplist Transaction”). During the year ended September 2023, for no additional consideration, the 2022 Notes were amended several times in order to allow the Company to issue additional notes payable, extend the completion date for the Uplist Transaction, and amend certain provisions with regards to mandatory conversion of the notes upon the Uplist Transaction.

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

The Company recorded 2022 Notes with total principal of $4,230,000. In addition, total debt discount of $2,870,000 was recorded to account for the 2022 Notes OID of $705,000, the relative fair value of the warrants of $1,578,000, the relative fair value of common stock issued of $315,000, and direct legal and professional fees incurred in the 2022 Notes offering of $271,000. The debt discount was amortized over the term of the notes using the effective interest rate method.

As of September 30, 2023, outstanding balance of the 2022 Notes payable was $4,230,000 and unamortized debt discount was $710,897, or a net balance of $3,519,103.

On December 26, 2023, the Company issued a total of 2,000 shares of Common Stock in partial satisfaction of the outstanding Senior Secured Convertible Promissory Notes with the principal balance of $18,280.

On February 14, 2024, the Company entered into an amendment to the 2022 Notes, under which 95% of the principal amount of the Notes shall automatically convert, upon the closing of an Uplist Transaction, as defined, with a conversion price of  $0.50 per share, into pre-funded warrants with an exercise price of $0.000125 per share, exercisable immediately. In addition, the note holder shall receive a warrant to purchase 80 times the dollar amount of the notes that are converted, with an exercise price per share of $0.50. There is no impact to the amendment until the Uplist transaction is completed.

During the three and six months ended March 31, 2024, the Company amortized debt discount of $46,965 and $710,897, respectively. As of March 31, 2024, the outstanding balance of the 2022 Notes payable amounted to $4,211,720 and no unamortized debt discount was remaining. On April 30, 2024, the convertible notes payable was amended in order to extend the maturity date to June 30, 2024.  There were no compensation provided to the note holder nor any changes in the other terms of the notes payable.

5. CONVERTIBLE NOTES PAYABLE, UNSECURED

	March 31, 2024	September 30, 2023
Exchanged notes (July 2022)	$699,781	$699,781
Second closing notes (January 2023)	636,000	636,000
Third closing notes (March, April, May, 2023)	702,720	702,720
Fourth closing notes (March, 2024)	648,000	-
Total	2,686,501	2,038,501
Unamortized debt discount	-	(379,799)
Net balance	$2,686,501	$1,658,702

Exchanged Notes (July 2022)

In relation to the issuance of the 2022 Notes (see Note 4), certain noteholders of the Company’s Series 2 note payable agreed to exchange their Series 2 notes payable consisting of $600,000 principal and accrued interest of $99,781 for $699,781 of Unsecured Convertible Promissory Notes (the “Exchanged Notes”) on substantially the same terms as the 2022 Notes, except that the Exchanged Notes are subordinate to the 2022 Notes and are unsecured. The notes bear interest at a rate of 10% per annum payable at maturity or upon conversion, mature June 30, 2024, as amended, and are convertible into shares of the Company’s common stock at a conversion price of $9.14 per share. At March 31, 2024 and September 30, 2023, there was no unamortized discount for the Exchanged Notes.

Second Closing Notes (January 2023)

In January 2023, the Company issued Unsecured Convertible Promissory Notes (the “Second Closing Notes”) in the aggregate of $636,000 in exchange for cash proceeds of $530,000, net of original issue discount (OID) of $106,000. The notes are unsecured, bear interest at a rate of 10% per annum, matures on June 30, 2024, as amended, and are convertible into shares of the Company’s common stock with a conversion price of $9.14 per share.

In connection with the issuance of the Second Closing Notes, the Company granted the Second Closing Notes noteholders 127,968 warrants to purchase shares of common stock and 9,598 shares of common stock. The warrants are fully vested, exercisable at $9.94 per share and expire in 5 years. The Company determined the relative fair value of the warrants to be $256,000 and the relative fair value of the 9,598 shares of common stock to be $26,000. The Company also issued 6,565 placement agent warrants to purchase shares of the Company’s common stock. The placement agent warrants are fully vested, exercisable at $10.06 per share and will expire in 5 years. The Company determined the relative fair value of the placement agent warrants to be $13,000. Furthermore, the Company also incurred direct legal and professional fees of $31,000 as part of this offering.

On February 14, 2024, the Company entered into an amendment to the Second Closing Notes, under which 95% of the principal amount of the Notes shall automatically convert, upon the closing of an Uplist Transaction, as defined, with a conversion price of $0.50 per share, into  pre-funded warrants with an exercise price of $0.000125 per share, exercisable immediately. In addition, the note holder shall receive a warrant to purchase 80 times the dollar amount of the notes that are converted, with an exercise price per share of $0.50.

Third Closing Notes (March, April and May 2023)

In March, April and May 2023, the Company issued Unsecured Convertible Promissory Notes (the “Third Closing Notes”) in the aggregate of $703,000 in exchange for cash proceeds of $488,000, net of original issue discount (OID) of $215,000, and. The notes are unsecured, bear interest at a rate of 10% per annum, matures on June 30, 2024, as amended, and are convertible into shares of the Company’s common stock with a conversion price of $9.14 per share.

In connection with the issuance of the Third Closing Notes, the Company granted the Third Closing Notes noteholders 141,396 warrants to purchase shares of common stock and 10,608 shares of common stock. The warrants are fully vested, exercisable at $9.94 per share and expire in 5 years. The Company determined the relative fair value of the warrants to be $164,000, and the relative fair value of the 10,608 shares of common stock to be $18,000. The Company also incurred direct legal and professional fees of $5,000 as part of this offering.

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

On February 14, 2024, the Company entered into an amendment to the Third Closing Notes, under which 95% of the principal amount of the Notes shall automatically convert, upon the closing of an Uplist Transaction, as defined, with a conversion price of $0.50 per share, into  pre-funded warrants with an exercise price of $0.000125 per share, exercisable immediately.  In addition, the note holder shall receive a warrant to purchase 80 times the dollar amount of the notes that are converted, with an exercise price per share of $0.50.

Fourth Closing Notes (March 2024)

On March 12, 2024, investors agreed to purchase Unsecured Convertible Promissory Notes (the “Fourth Closing Notes”) in the aggregate principal amount of $648,000 in exchange for cash proceeds of $450,000, net of an OID of $198,000. The notes are unsecured, bears interest at a rate of 10% per annum, and matures June 30, 2024, as amended, and are convertible into shares of the Company’s common stock with a conversion price of $9.14 per share.

In connection with the issuance of the Fourth Closing Notes, the Company granted the Fourth Closing Notes noteholders 130,383 warrants to purchase shares of common stock and 9,782 pre-funded warrants. The warrants are fully vested, exercisable at $9.94 per share, and expire in 5 years, and prefunded warrants have similar terms, however, are exercisable at $0.001 per share. The Company determined the relative fair value of the warrants and pre-funded warrants to be approximately $148,891.

On February 14, 2024, the Company entered into an amendment to the Fourth Closing Notes, under which 95% of the principal amount of the Notes shall automatically convert, upon the closing of an Uplist Transaction, as defined, with a conversion price of $0.50 per share, into  pre-funded warrants with an exercise price of $0.000125 per share, exercisable immediately. In addition, the note holder shall receive a warrant to purchase 80 times the dollar amount of the notes that are converted, with an exercise price per share of $0.50.

6. CONVERTIBLE NOTES PAYABLE, SERIES 2

	March 31, 2024	September 30, 2023
Series 2 Convertible Notes (converted in November 2023)	$-	$450,000

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

7. STOCKHOLDERS DEFICIT

Common Stock

In January 2024 certain shareholders of the Company exchanged a total of 300,000 shares of Company’s Common Stock for 300,073 of pre-funded warrants to purchase shares of Common Stock. At the date of the exchange, the fair value of the common stock received approximates the fair value of the warrants issued. The pre-funded warrants are fully vested, exercisable at $0.001 per share, and expire in 5 years.

2013 Stock Incentive Plan

On September 1, 2023, a majority of shareholders approved the 2023 Stock Plan with 455,169 common shares reserved to be issued under the plan. As of March 31, 2024, there were no issuances under the new plan.

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company can issue or grant a total of 185,571 shares, as amended. On June 18, 2023, the 2013 Stock Incentive Plan expired, and no shares are available for grants under the 2013 Plan.

Common Stock Options

Stock compensation activity under the 2013 Plan for the six months ended March 31, 2024 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	102,125	$38.00	5.58	$-
Awarded	-	-	-	-
Forfeited/Cancelled	(1,825)	(67.00)	-	-
Outstanding at December 31, 2023	100,300	38.00	4.00	11,000
Awarded	-	-	-	-
Forfeited/Cancelled	(12,025)	(58.00)	-	-
Outstanding at March 31, 2024	88,275	$35.00	5.00	-
Vested at March 31, 2024	74,769	$39.00	3.50	-
Vested and expected to vest at March 31, 2024	88,275	$35.00	5.00	-

During the six months ended March 31, 2024 and 2023, the Company recorded stock compensation expense of $25,909 and $172,550 to account the fair value of the stock options that vested.

As of March 31, 2024, there is approximately $45,000 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. That cost is expected to be recognized over a weighted average period of 1.34 years.

Restricted Stock

For the three months ended March 31, 2024 and 2023, compensation expense recorded for the restricted stock awards was approximately $0 and $1,000, respectively. For the six months ended March 31, 2024 and 2023, compensation expense recorded for the restricted stock awards was approximately $0 and $3,000, respectively.

As of March 31, 2023, there was no unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan.

8. SHAREHOLDER ADVANCES RELATED TO BRIDGE FINANCING

During the period ended March 31, 2024, the Company received $1,125,000 in shareholder advances provided as a partial prepayment of securities to be issued pursuant to a Securities Purchase Agreement dated November 8, 2023 (the “PIPE SPA”). If the transaction underlying the PIPE SPA, with respect to $1,000,000 of these advances, was not consummated by March 31, 2024, as amended, the Company would be obligated to repay all of the advances within three business days thereafter, provided, however, that in lieu of repayment each investor may in its sole discretion elect to receive, by notice to the Company, prefunded warrants and common warrants in lieu of repayment as if the PIPE SPA transaction had closed. If the transaction underlying the PIPE SPA, with respect to $125,000 of these advances, was not consummated by April 30, 2024, as amended, the Company would be obligated to repay all of the advances within three business days thereafter, provided, however, that in lieu of repayment each investor may in its sole discretion elect to receive, by notice to the Company, prefunded warrants and common warrants in lieu of repayment as if the PIPE SPA transaction had closed.

With respect to $1,000,000 of the above referenced shareholder advances, if the Company’s Common Stock had not been approved to be listed on a qualifying national exchange by April 2, 2024, as amended, then the amount of prefunded warrants and common warrants that would otherwise be issuable in connection with the PIPE SPA specific to those advances shall be increased by twenty-five percent. With respect to $125,000 of the above referenced shareholder advances, if the Company’s Common Stock had not been approved to be listed on a qualifying national exchange by May 2, 2024, as amended, then the amount of prefunded warrants and common warrants that would otherwise be issuable in connection with the PIPE SPA specific to those advances shall be increased by twenty-five percent.

As of May 9, 2024, the Company had not been approved to be listed on a qualifying national exchange, had not repaid any advances, and had not received notice from any investors to receive pre-funded warrants and common warrants in lieu of prepayment.

9. SUBSEQUENT EVENTS

From April 1, 2024 through April 3, 2024, the Company raised an additional $125,000 from three investors in the form of shareholder advances provided as a partial prepayment of each investor’s purchase price set forth on their respective signature pages to the PIPE SPA. If the transaction underlying the PIPE SPA, with respect to these advances, was not consummated by April 30, 2024, as amended, the Company would be obligated to repay all of the advances within three business days thereafter, provided, however, that in lieu of repayment each investor may in its sole discretion elect to receive, by notice to the Company, prefunded warrants and common warrants in lieu of repayment as if the PIPE SPA transaction had closed.

With respect to the $125,000 of the above referenced shareholder advances received in April 2024, if the Company’s Common Stock had not been approved to be listed on a qualifying national exchange by May 2, 2024, as amended, then the amount of prefunded warrants and common warrants that would otherwise be issuable in connection with the PIPE SPA specific to these advances shall be increased by twenty-five percent.

As of May 9, 2024, the Company had not been approved to be listed on a qualifying national exchange, had not repaid any advances, and had not received notice from any investors to receive pre-funded warrants and common warrants in lieu of prepayment.

From April 12, 2024 through May 1, 2024, the Company raised an additional $600,000 in shareholder advances from five investors. Such amounts are expected to be exchanged into a new senior secured note with 20% OID. Upon closing, all prior shareholder advances are expected to be applied toward or exchanged into the new senior note with a maturity date of June 30, 2024.

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

Corporate Overview

Arch Therapeutics, Inc. (together with its subsidiary, the “Company” or “Arch”) is a biotechnology company developing and marketing products based on our innovative AC5® self-assembling technology platform. Arch arose from the June 26, 2013 merger (the “Merger”) of three entities previously known as Arch Biosurgery, Inc., Almah, Inc., and Arch Acquisition Corporation, respectively.

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

The Company has recently devoted a substantial part of its operational effort to the market adoption and commercial sales of AC5® Advanced Wound System, its first product. To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt, the issuance of units consisting of the Company's common stock, $0.001 par value per share (“Common Stock”) and warrants to purchase Common Stock (“warrants”).

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

Core Technology

Our flagship products and product candidates are derived from our AC5 self-assembling peptide (SAP) technology platform and are sometimes referred to as AC5 or the “AC5 Devices.” These include AC5 Advanced Wound System and AC5 Topical Hemostat, which have received marketing authorization as medical devices in the United States (US) and the European Union (EU), respectively, and which are intended for external applications, such as management of complicated chronic wounds and acute surgical wounds. Marketing for AC5 Topical Hemostat in the EU has not initiated. Other products are in development for use in minimally invasive or open surgical procedures, and include, for example, AC5-G™ for gastrointestinal endoscopic procedures, and AC5-V® and AC5 Surgical Hemostat for hemostasis inside the body, all of which are currently investigational devices limited by law to investigational use.

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

The estimated capital requirements potentially could increase significantly if a number of risks relating to conducting these activities were to occur, including without limitation those set forth under the heading “RISK FACTORS” in our Annual Report. We anticipate that our operating and other expenses will continue to increase as we continue to implement our business plan and pursue and achieve these goals. After giving effect to the funds received in past equity and debt financings and assuming our use of that funding at the rate we presently believe that, as of May 1, 2024, our current cash on hand will meet our anticipated cash requirements into the third quarter of fiscal 2024.

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

On March 12, 2024, the Company entered into Amendment No. 3 to the SPA (the “Third Amendment”) with certain Investors in connection with the fourth closing of the Convertible Notes Offering for the issuance and sale by the Company to such Investors of an aggregate of (i) Unsecured Convertible Promissory Notes (the “Fourth Notes”) in the aggregate principal amount of $648,000, which includes an aggregate $198,000 original issue discount in respect of the Fourth Notes; (ii) Warrants (the “Fourth Warrants”) to purchase an aggregate of 130,383 shares (the “Warrant Shares”) of Common Stock; and (iii) 9,779 shares of Common Stock (the “Inducement Shares”). The aggregate net proceeds for the sale of the Fourth Notes, Fourth Warrants and Inducement Shares was approximately $450,000, after deducting issuance discounts. The fourth closing of the sales of these securities under the Amended SPA occurred on March 12, 2024 (the “Fourth Closing Date”). On March 18, 2024, effective March 15, 2024, the Company entered into Amendment No. 1 to the Fourth Notes, as described in detail below, to modify the terms of the Uplist Transaction (as defined below) repayment provision and extend the date for completion of the Uplist Transaction. In connection with the issuance of the Fourth Notes and in lieu of issuing 9,779 Inducement Shares, the Company issued the investor 9,782 pre-funded warrants with an exercise price of $0.001 per share.

The Company intends to use the net proceeds from the Convertible Notes Offering primarily for working capital and general corporate purposes, and has not allocated specific amounts for any specific purposes.

The Fourth Notes become due and payable on March 15, 2024 and may not be prepaid, in whole or in part, at any time except with the written consent of the lead investor, with such prepayment amounts subject to adjustment as a result of certain time-based prepayment premiums set forth in the Fourth Notes; provided, that, the written consent of the lead investor is not required in connection with a prepayment made from the proceeds of an Uplist Transaction (as defined below). The Fourth Notes bear interest on the unpaid principal balance at a rate equal to ten percent (10%) (computed on the basis of the actual number of days elapsed in a 360-day year) per annum accruing from the Fourth Closing Date until the Fourth Notes become due and payable at maturity or upon their conversion, acceleration or by prepayment, and may become due and payable upon the occurrence of an event of default under the Fourth Notes. Any amount of principal or interest on the Fourth Notes which is not paid when due shall bear interest at the rate of the lesser of (i) eighteen percent (18%) per annum or (ii) the maximum amount allowed by law from the due date thereof until payment in full

The Fourth Notes are convertible into an aggregate of 65,191 shares of Common Stock at the option of each holder of the Fourth Notes from the Fourth Closing Date at the Conversion Price through the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in the Fourth Note); provided, however, certain Fourth Notes include a provision preventing such conversion if, as a result, the holder, together with its affiliates and any other persons whose beneficial ownership of Company Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% of the outstanding shares of the Company’s Common Stock immediately after giving effect to the Conversion; and provided further, the holder, upon notice to the Company, may increase or decrease the Notes Ownership Limitation; provided that (i) the Notes Ownership Limitation may only be increased to a maximum of 9.99% of the outstanding shares of the Company’s Common Stock; and (ii) any increase in the Notes Ownership Limitation will not become effective until the 61st day after delivery of such waiver notice. The initial conversion price of the Fourth Notes (the “Conversion Price”) shall be equal to $9.14 and may be reduced or increased proportionately as a result of any stock dividends, recapitalizations, reorganizations, and similar transactions. If the Company fails to deliver the shares of Common Stock issuable upon a conversion by the Deadline (as defined in the Fourth Notes), then the Company is obligated to pay such Fourth Note holder $5,000 per day in cash for each day beyond the Deadline. The Fourth Warrants (i) have an exercise price of $9.94 per share; (ii) have a term of exercise equal to 5 years after their issuance date; (iii) are exercisable immediately after their issuance; and (iv) have a provision preventing the exercisability of such Fourth Warrant if, as a result of the exercise of the Fourth Warrant, the holder, together with its affiliates and any other persons whose beneficial ownership of Company Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than either 4.99% or 9.99% of the outstanding shares of the Company’s Common Stock. On March 12, 2024, we entered into an amendment (the “Third A&R Registration Rights Agreement”) to that certain Second Amended and Restated Registration Rights Agreement, dated as of May 15, 2023, by and among us and certain institutional and accredited individual investors, as amended (the “A&R Registration Rights Agreement”). Under the Third A&R Registration Rights Agreement, the A&R Registration Rights Agreement was amended to obligate us to file with the SEC a registration statement covering the resale of the securities issued on the Fourth Closing Date.

On March 18, 2024, with effectiveness as of March 15, 2024, the Company entered into an amendment (“Amendment No. 15 to the First Notes”) with the holders of the Company’s outstanding Senior Secured Convertible Promissory Notes, as separately amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, November 15, 2023 and January 5, 2024 (as amended, the “First Notes”),  issued in connection with a private placement financing the Company completed on July 6, 2022. On March 18, 2024, with effectiveness as of March 15, 2024, the Company also entered into an amendment (“Amendment No. 15 to the Second Notes”) with the holders of the Company’s outstanding Unsecured Convertible Promissory Notes, as separately amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, November 15, 2023 and January 5, 2024 (as amended, the “Second Notes”), issued in connection with a private placement financing the Company completed on January 18, 2023. On March 18, 2024, with effectiveness as of March 15, 2024, the Company also entered into an amendment (“Amendment No. 10 to the Third Notes”) with the holders of the Company’s outstanding Unsecured Convertible Promissory Notes, as separately amended on June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, November 15, 2023 and January 5, 2024 (as amended, the “Third Notes”), issued in connection with a private placement financing the Company completed on May 15, 2023. On March 18, 2024, with effectiveness as of March 15, 2024, the Company also entered into an amendment (“Amendment No. 1 to the Fourth Notes”) with the holders of the Company’s outstanding Senior Secured Convertible Promissory Notes, issued in connection with a private placement financing the Company completed on March 12, 2024 (as amended, the “Fourth Notes” and, together with the First Notes, Second Notes, and Third Notes, the “Notes”).

Under the amendments to the Notes, the following amendments will be simultaneously effective upon the closing of the Uplist Transaction. 95% of the then outstanding principal amount of the Notes shall automatically convert (the “Automatic Conversion”) into shares of Common Stock, with the conversion price for purposes of such Automatic Conversion being $0.50 (or $4.00 giving effect to the anticipated reverse stock split). Upon the Automatic Conversion and to the extent that the beneficial ownership of a holder of Notes (a “Holder” and, all holders of Notes together, the “Holders”) would increase over the applicable Notes Ownership Limitation, the Holder will receive pre-funded warrants (the “Note Conversion Pre-Funded Warrants”, and the shares issuable upon exercise thereof, the “Note Conversion Pre-Funded Warrant Shares”) in lieu of shares of Common Stock otherwise issuable to the Holder in connection with the Automatic Conversion, which Note Conversion Pre-Funded Warrants shall have an exercise price of $0.000125 per share (or $0.001 giving effect to the anticipated reverse stock split), may be exercised on a cashless basis, shall be exercisable immediately upon issuance and shall contain a customary beneficial ownership limitation provision. Additionally, under the amendments to the Notes, the Uplist Transaction completion date and the Maturity Date (as defined in the Notes) were modified to April 30, 2024.

On April 30, 2024, certain terms of these agreements, such as the maturity date and uplist date were amended to June 30, 2024. There was no compensation provided to the note holder nor any changes in the other terms of the notes payable.

In addition, upon the Automatic Conversion, the Holder shall receive a warrant (the “Uplist Conversion Warrant”, and the shares issuable upon exercise thereof, to purchase a number of shares of Common Stock equal to 80 (or 10 giving effect to the anticipated reverse stock split) times the dollar amount under the Notes that was converted in the Automatic Conversion. The Uplist Conversion Warrant shall have an exercise price per share of $0.50 (or $4.00 giving effect to the anticipated reverse stock split) and shall otherwise be identical to the warrants being issued to the investors under the Purchase Agreement dated November 8, 2023.

On March 28, 2024, certain purchaser parties (the “Advancing Purchasers”) to the previously disclosed Securities Purchase Agreement (the “SPA”) dated November 8, 2023, among Arch Therapeutics, Inc. (the “Company”) and the purchasers party thereto, advanced the Company an aggregate of $250,000 (the “Advance”), which Advance is being treated as partial prepayment of the purchase price for the Advancing Purchasers under the SPA.

The Advance included the following terms: (i) if the Closing (as defined in the SPA) does not occur on or before April 30, 2024, the Advancing Purchasers shall have the option, in lieu of being repaid the Advance, to purchase (A) pre-funded warrants to purchase up to an aggregate of 484,963 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) (using the SPA pre-funded warrant purchase price of $0.5155 per pre-funded warrant) and (B) common warrants to purchase up to an aggregate of 484,963 shares of Common Stock (using the 100% warrant coverage provided in the SPA), in satisfaction of the Company’s obligation to repay the Advance to the Advancing Purchasers and (ii) if the Common Stock has not been approved by Nasdaq for listing on Nasdaq Capital Market by April 30, 2024, then by no later than May 2, 2024, the Company shall issue to the Advancing Purchasers (A) additional prefunded warrants to purchase up to an aggregate of 121,240 shares of Common Stock (which represents a 25% addition) and (B) additional common warrants to purchase up to an aggregate of 121,240 shares of Common Stock. As of May 9, 2024, the Company has not repaid any advances, nor has it received notice from any investors to receive pre-funded warrants and common warrants in lieu of prepayment.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim condensed consolidated financial statements included in this Report. The period-to-period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	March 31,	March 31,	Increase (Decrease)
	2024	2023	$
Revenue	$31,866	$16,654	15,212
Operating expenses:
Cost of revenues	21,555	18,718	2,837
Selling, general and administrative	683,184	1,252,786	(569,602)
Research and development	203,869	170,634	33,235
Loss from operations	(876,742)	(1,425,484)	548,742
Other (Expense) Income	(592,397)	523,007	(1,115,404)
Net loss	$(1,469,139)	$(902,477)	(566,662)

Revenue

Revenue for the three months ended March 31, 2024 was $31,866, an increase of $15,212 compared to revenue of $16,654 for the three months ended March 31, 2023. Revenue for the three months ended March 31, 2024, was primarily the result of transactions leveraging the dedicated HCPCS code (A2020) that went effective April 1, 2023 through a growing number of providers and offices working with the Company to submit reimbursement claims with numerous payors, as well as transactions into a single hospital. Revenue for the three months ended March 31, 2023 was the result of transactions into VA Hospitals through our distribution partner, Lovell Government Services (“LGS”), as well as transactions into a single hospital.

Cost of Revenues

Cost of revenue for the three months ended March 31, 2024 was $21,555, an increase of $2,837 compared to cost of revenue of $18,718 for the three months ended March 31, 2023. The increase in cost of revenue corresponds with the increase in revenues and  includes product costs, third party warehousing, overhead allocation, royalty and shipping costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2024 was $683,184, a decrease of $569,602, compared to $1,252,786 for the three months ended March 31, 2023. The decrease in selling, general and administrative expense for the three months ended March 31, 2024 is primarily due to a decrease in legal expenses as well as a decrease in payroll costs.

Research and Development Expense

Research and development expense for the three months ended March 31, 2024 was $203,869, an increase of $33,235, compared to $170,634 for the three months ended March 31, 2023. The increase in research and development expense is primarily attributable to an increase in research consultants and advisor’s expense.

Other (Expense) Income

Other expense during the three months ended March 31, 2024 was $592,397, an increase of $1,115,404, compared to other income of $523,007 for the three months ended March 31, 2023. The increase in other expense is primarily attributable to the gain on extinguishment of derivative liabilities that was recognized during the three months ended March 31, 2023 of approximately $1,200,000 income with no similar gain recognized in the current period.

Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

	March 31,	March 31,	Increase (Decrease)
	2024	2023	$
Revenue	$77,733	$22,914	54,819
Operating expenses:
Cost of revenues	45,161	36,353	8,808
Selling, general and administrative	1,994,534	2,355,701	(361,167)
Research and development	409,449	332,087	77,362
Loss from operations	(2,371,411)	(2,701,227)	329,816
Other Expense	(1,779,380)	(1,306)	(1,778,074)
Net loss	$(4,150,791)	$(2,702,533)	(1,448,258)

Revenue

Revenue for the six months ended March 31, 2024 was $77,733 an increase of $54,819 compared to revenue of $22,914 for the six months ended March 31, 2023. Revenue for the six months ended March 31, 2024 was the result of several transactions into a single hospital, transactions into VA Hospitals through LGS, and transactions leveraging the dedicated HCPCS code (A2020) that went effective April 1, 2023 through a growing number of providers and offices working with the Company to submit reimbursement claims with numerous payors.

Cost of Revenues

Cost of revenue during the six months ended March 31, 2024 was $45,161, an increase of $8,808, compared to cost of revenue of $36,353 for the six months ended March 31, 2023. The increase in cost of revenues corresponds to the increase in revenues.  Cost of revenue includes product costs, third party warehousing, overhead allocation, royalty and shipping costs. An increase in revenue for the six months ended March 31, 2024 led to higher cost of revenues as a result.

Selling, General and Administrative Expense

Selling, general and administrative expense during the six months ended March 31, 2024 was $1,994,534, a decrease of $361,168, compared to $2,355,701 for the six months ended March 31, 2023. The decrease in selling, general and administrative expense for the six months ended March 31, 2024 is primarily attributable to a decrease in professional service costs, most notably legal costs related to financing activities.

Research and Development Expense

Research and development expense during the six months ended March 31, 2024 was $409,449, an increase of $77,362, compared to $332,087 for the six months ended March 31, 2023. The increase in research and development expense is primarily attributable to an increase in payroll costs.

Other (Expense) Income

Other expense during the six months ended March 31, 2024 was $1,779,380, an increase of $1,778,074, compared to other expense of $1,306 for the six months ended March 31, 2023. The increase in other expense is primarily attributed to an increase in interest expense related to the amortization of debt discount and debt issuance costs for 2022 Notes, Second Notes, Third, and Fourth Notes as well as increase in related interest expense. Additionally, the increase in other expense is primarily attributable to the gain on extinguishment of derivative liabilities that was recognized during the six months ended March 31, 2023 of approximately $1,200,000 income and did not occur during the six months ended March 31, 2024.

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

Working Capital

At March 31, 2024, we had total current assets of $1,533,177 (including cash of $26,426) and a working capital deficit of $10,902,654. Our working capital as of March 31, 2024 and September 30, 2023 are summarized as follows:

	March 31,	September 30,
	2024	2023
Total Current Assets	$1,533,177	$1,950,090
Total Current Liabilities	12,417,551	9,465,921
Working Capital Deficit	$(10,884,374)	$(7,515,831)

Total current assets as of March 31, 2024 were $1,533,177, a decrease of $416,913, compared to $1,950,090, as of September 30, 2023. The decrease in current assets is primarily attributable to a decrease in cash and prepaid expenses. Our total current assets as of March 31, 2024 and September 30, 2023 were comprised primarily of cash, inventory and prepaid expenses and other current assets.

Total current liabilities as of March 31, 2024 were $12,417,557, an increase of $2,951,630, compared to $9,465,921 as of September 30, 2023. The increase is primarily due to an increase in shareholder advances and accounts payable, new notes issued during the period, and amortization of the debt discount and debt issuance costs for the notes partially offset by a decrease to the amount owed in connection with the financing of certain insurance premiums and the conversion of the Series 2 and certain Senior Secured convertible note into shares.

Cash Flow for the Six Months Ended March 31, 2024 Compared to the Six Months Ended March 31, 2023

	March 31,	March 31,
	2024	2023
Cash Used in Operating Activities	$(1,562,764)	$(1,249,931)
Cash Provided by Financing Activities	1,366,470	532,486
Net decrease in Cash	$(196,294)	$(717,445)

Cash Used in Operating Activities

Cash used in operating activities increased by $312,833 to $1,562,764 during the six months ended March 31, 2024, compared to $1,249,931 during the six months ended March 31, 2023. The increase in cash used in operating activities is primarily attributable to an increase in net loss partially offset by an increase in non-cash accretion of debt discounts and issuance costs on convertible notes payable.

Cash Provided by Financing Activities

Cash provided by financing activities increased by $833,984 to $1,366,470 during the six months ended March 31, 2024, compared to $532,486 cash used in financing activities during the six months ended March 31, 2023. For the six months ended March 31, 2024, the increase in cash provided by financing activities was attributable to an increase in Shareholder and third-party advances related to bridge financing.

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

In the first quarter of 2021, the Company commenced commercial sales of our first product, AC5® Advanced Wound System. That revenue will not be sufficient to fund our business operations and we will need to obtain additional funding from external sources for the foreseeable future. We do not have any commitments for future capital. Significant additional financing will be required to fund our planned operations in the near term and in future periods, including research and development activities relating to our potential new product candidates, seeking regulatory approval of any other product candidates we may choose to develop, commercializing any product candidates for which we are able to obtain regulatory approval or certification, seeking to license or acquire new assets or businesses, and maintaining our intellectual property rights and pursuing rights to new technologies. We may not be able to obtain additional financing on commercially reasonable or acceptable terms when needed, or at all. We are bound by certain contractual terms and obligations that may limit or otherwise impact our ability to raise additional funding in the near-term including, but not limited to, provisions in the 2022 SPA and 2023 SPA  restricting our ability to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of Common Stock or securities convertible, exercisable or exchangeable for Common Stock (or a combination of units thereof) involving a Variable Rate Transaction. These restrictions and provisions could make it more challenging for us to raise capital through the incurrence of debt or through equity issuances. If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail, and our stockholders could lose all of their investments.

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

Going Concern

We have commenced commercial sales of our first product, AC5® Advanced Wound System. From inception, we have had recurring losses from operations. The continuation of our business as a going concern is dependent upon raising additional capital and eventually attaining and maintaining profitable operations. As of March 31, 2024, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this Annual Report do not include any adjustments that might be necessary should operations discontinue.

Critical Accounting Policies and Significant Judgments and Estimates

Pursuant to certain disclosure guidance issued by the SEC, the SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies that we anticipate will require the application of our most difficult, subjective, or complex judgments are as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (“COSO”). As of March 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Form of Fourth Warrant		8-K	4.1	24759430	3/18/23
10.2	Form of Amendment No. 3 to Securities Purchase Agreement		8-K	10.1	24759430	3/18/23
10.3	Form of Third A&R Registration Rights Agreement		8-K	10.2	24759430	3/18/23
10.4	Form of Fourth Note		8-K	10.3	24759430	3/18/23
10.5	Form of Amendment No. 15 to the First Notes		8-K	10.4	24759430	3/18/23
10.6	Form of Amendment No. 15 to the Second Notes		8-K	10.5	24759430	3/18/23
10.7	Form of Amendment No. 10 to the Third Notes		8-K	10.6	24759430	3/18/23
10.8	Form of Amendment No. 1 to the Fourth Notes		8-K	10.7	24759430	3/18/23
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X
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

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: May 9, 2024	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ MICHAEL S. ABRAMS
Michael S. Abrams
Chief Financial Officer
(Principal Financial and Accounting Officer)