Form 10-Q
period 2024-06-30
Arch Therapeutics, Inc.
filed 2024-08-19
CIK 1537561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 19, 2024, 4,444,364 shares of the registrant’s common stock were outstanding.

ARCH THERAPEUTICS, INC.

Quarterly Report on Form 10-Q

2

Arch Therapeutics, Inc.

Condensed Consolidated Balance Sheets

As of June 30, 2024 (Unaudited) and September 30, 2023

	June 30,	September 30,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$30,030	$222,720
Inventory	1,320,276	1,364,504
Prepaid expenses and other current assets	40,824	362,866
Total current assets	1,391,130	1,950,090

Long-term assets:
Property and equipment, net	3,014	4,599
Other assets	3,500	3,500
Total long-term assets	6,514	8,099

Total assets	$1,397,644	$1,958,189

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,916,655	$2,304,207
Accrued expenses and other liabilities	407,242	467,496
Insurance premium financing	—	243,285
Convertible notes payable, senior secured, net of discount	6,701,720	3,519,103
Convertible notes payable, unsecured, net of discount	2,686,501	1,658,702
Convertible notes payable, Series 2, unsecured	–	450,000
Accrued interest	1,246,092	823,128
Total current liabilities	13,958,210	9,465,921

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding as of June 30, 2024 and September 30, 2023	—	—
Common stock, $0.001 par value, 350,000,000 authorized as of June 30, 2024 and September 30, 2023; 4,444,364 and 4,689,446 shares issued and outstanding as of June 30, 2024 and September 30, 2023	4,444	4,689
Additional paid-in capital	60,026,073	54,543,188
Accumulated deficit	(72,591,083)	(62,055,609)
Total stockholders’ deficit	(12,560,566)	(7,507,732)

Total liabilities and stockholders’ deficit	$1,397,644	$1,958,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Arch Therapeutics, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended June 30, 2024 and 2023

	For the three months ended		For the nine months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue	$30,913	$13,293	$108,646	$36,207
Operating expenses:
Cost of revenues	21,079	18,529	66,240	54,882
Selling, general and administrative expenses	875,629	870,053	2,870,163	3,225,753
Research and development expenses	155,681	139,048	565,130	471,135
Total operating expenses	1,052,389	1,027,630	3,501,533	3,751,770
Loss from operations	(1,021,476)	(1,014,337)	(3,392,887)	(3,715,563)
Other (expense) income:
Interest expense	(671,929)	(808,770)	(2,451,309)	(1,968,274)
Financing expense	(3,961,276)	—	(3,961,276)	—
Gain on extinguishment of derivative liabilities	—	—	—	1,158,197
Total other expense, net	(4,633,205)	(808,770)	(6,412,585)	(810,077)
Net loss	$(5,654,681)	$(1,823,107)	$(9,805,472)	$(4,525,640)
Deemed dividends	(730,002)	—	(730,002)	—

Net loss attributable to common shareholders	$(6,384,683)	$(1,823,107)	$(10,535,474)	$(4,525,640)

Net loss per common share - basic and diluted	$(1.44)	$(1.42)	$(2.32)	$(3.58)
Weighted common shares - basic and diluted	4,444,364	1,279,967	4,550,264	1,265,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arch Therapeutics, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the Three and Nine Months Ended June 30, 2024 and 2023

	Preferred Stock Shares	Amount	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at September 30, 2023	—	$—	4,689,446	$4,689	$54,543,188	$(62,055,609)	$(7,507,732)
Net loss	—	—	—	—	—	(2,681,652)	(2,681,652)
Issuance of common stock upon conversion of convertible notes	—	—	52,918	53	587,906	—	587,959
Stock-based compensation expense	—	—	—	—	25,909	—	25,909
Balance at December 31, 2023	—	—	4,742,364	4,742	55,157,003	(64,737,261)	(9,575,516)
Net loss	—	—	—	—	—	(1,469,139)	(1,469,139)
Issuance of common stock upon conversion of convertible notes	—	—	2,000	2	18,278	—	18,280
Issuance of warrants, net of financing costs	—	—	—	—	148,891	—	148,891
Exchange of common stock into warrants	—	—	(300,000)	(300)	300	—	—
Balance at March 31, 2024	—	—	4,444,364	4,444	55,324,472	(66,206,400)	(10,877,484)
Net loss	—	—	—	—	—	(5,654,681)	(5,654,681)
Issuance of warrants for financing	—	—	—	—	3,961,276	—	3,961,276
Deemed dividends for down round provision in warrants	—	—	—	—	730,002	(730,002)	—
Stock-based compensation expense	—	—	—	—	10,323	—	10,323
Balance at June 30, 2024	—	$—	4,444,364	$4,444	$60,026,073	$(72,591,083)	$(12,560,566)

Balance at September 30, 2022	—	$—	1,252,734	$1,252	$50,878,718	$(55,072,773)	$(4,192,803)
Net loss	—	—	—	—	—	(1,800,056)	(1,800,056)
Stock-based compensation expense	—	—	—	—	104,026	—	104,026
Balance at December 31, 2022	—	—	1,252,734	1,252	50,982,744	(56,872,829)	(5,888,833)
Net loss	—	—	—	—	—	(902,477)	(902,477)
Vesting of restricted stock	—	—	250	—	—	—	—
Issuance of common stock and warrants, net of financing costs	—	—	9,598	10	287,410	—	287,420
Exchange of warrants into common stock	—	—	12,019	13	49,265	—	49,278
Stock-based compensation expense	—	—	—	—	68,524	—	68,524
Balance at March 31, 2023	—	—	1,274,601	1,275	51,387,943	(57,775,306)	(6,386,088)
Net loss	—	—	—	—	—	(1,823,107)	(1,823,107)
Issuance of common stock and warrants, net of financing costs	—	—	10,608	10	152,898	—	152,908
Stock-based compensation expense	—	—	—	—	41,259	—	41,259
Balance at June 30, 2023	—	$—	1,285,209	$1,285	$51,582,100	$(59,598,413)	$(8,015,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Arch Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three and Nine Months Ended June 30, 2024 and 2023

	For the Nine Months Ended
	June 30,	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,805,472)	$(4,525,640)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,585	1,316
Stock-based compensation	36,232	213,809
Fair value of warrants issued accounted as financing expense	3,961,276	—
Gain on extinguishment of derivative liabilities	—	(1,158,197)
Accretion of discount and debt issuance costs on convertible notes payable	1,852,588	1,480,121
Changes in operating asset and liabilities:
Inventory	44,228	31,910
Prepaid expenses and other current assets	322,041	345,869
Accounts payable	612,449	1,143,162
Accrued interest	560,922	488,153
Accrued expenses and other liabilities	(60,254)	(167,983)
Net cash used in operating activities	(2,474,405)	(2,147,480)

Cash flows from financing activities:
Repayment of insurance premium financing	(243,285)	(247,933)
Shareholder advances related to bridge financing	—	1,228,015
Proceeds from unsecured convertible notes	450,000	507,000
Proceeds from senior secured convertible notes	2,075,000	—
Net cash provided by financing activities	2,281,715	1,487,082

Net decrease in cash	(192,690)	(660,398)

Cash, beginning of period	222,720	746,940

Cash, end of period	$30,030	$86,542

Non-cash financing activities:
Exchange of Convertible notes payable, Series 2, unsecured and accrued interest into common stock	$606,239	$—
Relative fair value of warrants issued – convertible notes payable, unsecured	$148,891	$—
Deemed dividends on warrants upon trigger of down round provision	$730,002	$—
Exchange of Series G and Series H warrants for common stock	$—	$49,278
Issuance of restricted stock	$—	$3,019
Fair value of warrants issued - second close	$—	$256,439
Fair value of inducement shares issued – second close	$—	$25,840
Fair value of placement agent warrants – second close	$—	$28,093
Fair value of warrants issued – third close	$—	$137,252
Fair value of inducement shares issued – third close	$—	$15,656
Conversion of shareholder advance into unsecured convertible note	$—	$488,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARCH THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary for a fair presentation of the results for the interim periods presented. The balance sheet as of September 30, 2023 is derived from the Company’s audited financial statements. The results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2024.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has not yet generated sufficient revenues to fund operations and relies on issuance of debt and equity instruments to generate working capital. As reflected in the accompanying condensed financial statements, for the nine months ended June 30, 2024, the Company recorded a net loss of $9,805,472 and used cash in operating activities of $2,474,405. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ARCH THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

At June 30, 2024 and September 30, 2023, the carrying amounts of cash, accounts payables and accrued expense and other liabilities approximate fair value because of their short-term nature. The carrying amounts of the convertible notes payable, senior secured, convertible notes payable, unsecured and convertible notes payable, Series 2, unsecured, approximate fair value because borrowing rates and terms are similar to comparable market participants.

ARCH THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

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

For the three and nine months ended June 30, 2024, the Company recorded a deemed dividend of $730,002 as a result of a triggered down-round feature in the Company’s warrants, and as a result, the amount was reflected as an increase to the net loss attributed to common shareholders in the basic EPS calculation.

	For the three months ended		For the nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Net loss	$(5,654,681)	$(1,823,107)	$(9,805,472)	$(4,525,640)
Deemed dividend	(730,002)	—	(730,002)	—
Net loss attributed to common shareholders, numerator, basic computation	$(6,384,683)	$(1,823,107)	$(10,535,474)	$(4,525,640)

For the periods ended June 30, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potentially dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2024	June 30, 2023

Stock options	88,275	104,325
Stock warrants	29,736,656	988,417
Convertible notes payable	18,776,444	798,675
Total	48,601,375	1,891,417

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

ARCH THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

2. INVENTORIES

Inventories consist of the following:

	June 30,	September 30,
	2024	2023
Finished Goods	$56,663	$40,969
Goods-in-Process	1,263,613	1,323,535
Total	$1,320,276	$1,364,504

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The cost of inventories comprises expenditures incurred in acquiring the inventories, the cost of conversion and other costs incurred in bringing them to their existing location and condition. The Company records adjustments to its inventory for estimated obsolescence or diminution in net realizable value equal to the difference between the cost of the inventory and the estimated net realizable value. Once inventory has been written down, it creates a new cost basis for inventory that may not be subsequently written up. For the periods ended June 30, 2024 and 2023, the Company did not record any write-down of inventories.

3. WARRANT DERIVATIVE LIABILITY

As of June 30, 2024 and September 30, 2023, there are no financial instruments accounted as a derivative liability.

The Company previously issued warrants (Series G and Series H warrants) that were accounted for the in accordance with ASC 815-10 as the Company is required to purchase the Series G, and Series H warrants for an amount of cash per share equal to $22.00 and $10.66, respectively, (the “Minimum Value”). Accordingly, the warrants were recorded as liabilities at the greater of the Minimum Value or fair value at each reporting period.

During the nine months ended June 30, 2023, the Company issued 12,019 shares of common stock with a fair value of $49,278 in exchange for the cancellation of the Series G and Series H warrants. As a result, during the three-month ended March 31, 2023, the Company recorded a gain of $1,158,197 to account for the extinguishment of derivative liability.

4. CONVERTIBLE NOTES PAYABLE, SENIOR SECURED

	June 30, 2024	September 30, 2023
Senior Secured Convertible Promissory Notes (the “2022 Notes”)	$4,211,720	$4,230,000
Senior Secured Convertible Promissory Notes (the “2024 First Notes”)	2,490,000	—
Unamortized debt discount	—	(710,897)
Net balance	$6,701,720	$3,519,103

2022 Notes

In July 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional and accredited individual investors and issued Senior Secured Convertible Promissory Notes (the “2022 Notes”) in the aggregate of $4,230,000 in exchange for cash proceeds of $3,525,000, net of original issue discount (OID) of $705,000.

The 2022 Notes are secured by tangible and intangible assets of the Company, bears interest at a rate of 10% per annum payable at maturity or upon conversion, matures on September 15, 2024, as amended.

Repricing of conversion price

The 2022 Notes were originally convertible into shares of the Company’s common stock at a conversion price of $9.14 per share, subject to a down-round anti-dilution provision that lowers the conversion price if the Company sells shares of common stock or issues convertible debt convertible at a lower price per share. In May and June 2004 the Company issued notes (the “2024 First Notes”, see below) convertible into common stock of the Company at an exercise price of $0.50 per share, resulting in a triggering event lowering the conversion price of the 2022 Notes to $0.50 per share. The Company adopted ASU 2020-06 on October 1, 2022, and following the guidance of ASU 2020-06, no discount was recorded for any incremental value created by the triggering event.

Other

The 2022 Notes contain customary events of default such as automatic increase in the notes’ stated interest rate. Further, events of default under the 2022 Notes also include (i) the unavailability of Rule 144 on or after January 6, 2023; (ii) our failure to deliver the shares of common stock to the 2022 Note holder upon exercise by such holder of its conversion rights under the 2022 Note; (iii) our loss of the “bid” price for its common stock and/or a market and such loss is not cured during the specified cure periods; and (iv) our failure to complete an uplisting of our Common Stock to any of the Nasdaq Global Market, Nasdaq Capital Market, New York Stock Exchange or NYSE American by April 30, 2024 (the “Uplist Transaction”). During the year ended September 2023, for no additional consideration, the 2022 Notes were amended several times in order to allow the Company to issue additional notes payable, extend the completion date for the Uplist Transaction, and amend certain provisions with regards to mandatory conversion of the notes upon the Uplist Transaction.

ARCH THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

In connection with the issuance of the 2022 Notes, the Company granted the 2022 Notes noteholders 425,555 warrants to purchase shares of common stock. The warrants are fully vested, exercisable at $0.50 per share, as effected by the down round provision, and expire in 5 years. The Company estimated the relative fair value of the warrants to be $1,470,000 using the Black Scholes option pricing model. The Company also issued note holders 63,834 shares of the Company’s common stock with a relative fair value of $315,000. The Company also issued 31,510 warrants to purchase shares of common stock to the placement agent that assisted in the 2022 Notes offering. The placement agent warrants are fully vested, exercisable at $10.06 per share and will expire in 5 years. The Company estimated the relative fair value of the placement agent warrants to be $108,000 using the Black Scholes option pricing model. The Company incurred direct legal and professional fees of $271,000 as part of this offering.

The Company recorded 2022 Notes with total principal of $4,230,000. In addition, total debt discount of $2,870,000 was recorded to account for the 2022 Notes OID of $705,000, the relative fair value of the warrants of $1,578,000, the relative fair value of common stock issued of $315,000, and direct legal and professional fees incurred in the 2022 Notes offering of $271,000. The debt discount was amortized in full over the original term of the notes using the effective interest rate method.

Subsequent to issuance, for no additional consideration, the 2022 Notes were amended several times in order to allow the Company to issue additional notes payable, extend the completion date of the Uplist Transaction, and amend certain provisions with regards mandatory conversion of the notes upon the Uplist Transaction.

On February 14, 2024, the Company entered into an amendment to the 2022 Notes, under which 95% of the principal amount of the Notes shall automatically convert, upon the closing of an Uplist Transaction, as defined, with a conversion price of $0.50 per share, into pre-funded warrants with an exercise price of $0.000125 per share, exercisable immediately. In addition, the note holder shall receive a warrant to purchase 80 times the dollar amount of the notes that are converted, with an exercise price of $0.50 per share.

On June 30, 2024, the 2022 Notes were again amended in order to extend the maturity date to August 15, 2024. There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

On August 15, 2024, the 2022 Notes were again amended in order to extend the maturity date to September 15, 2024. There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

As of September 30, 2023, outstanding balance of the 2022 Notes payable was $4,230,000 and unamortized debt discount was $710,897, or a net balance of $3,519,103. On December 26, 2023, the Company issued a total of 2,000 shares of Common Stock with a fair value of $18,280 in partial satisfaction of the outstanding Senior Secured Convertible Promissory Notes with the principal balance of $18,280. During the nine months ended June 30, 2024, the Company amortized debt discount of $710,897. As of June 30, 2024, the outstanding balance of the 2022 Notes payable amounted to $4,211,720 and no unamortized debt discount was remaining.

2024 First Notes

In May and June 2024, the Company issued senior secured convertible promissory notes (the “2024 First Notes”) in the aggregate of $2,490,000 in exchange for cash of $2,075,000, net of original issue discount (OID) of $415,000. The 2024 First Notes are secured by the Company’s tangible and intangible assets, bears interest at a rate of 10% per annum, convertible to common stock at a conversion price of $0.50 per share. The 2024 First Notes originally matured June 30, 2024, and were amended to mature on August 15, 2024. The OID was recorded as a debt discount and was amortized in full to interest expense over the original term of the notes payable.

The 2024 First Notes also contain customary events of default similar to the 2022 Notes. Furthermore, upon the closing of a transaction that results in the Uplist of the Company’s common stock to a national exchange, 100% of the outstanding principal of the 2024 First Notes will automatically convert into shares of common stock at a conversion price of $0.515625 per share. In addition, each Note Holder shall receive (i) a warrant to purchase a number of shares of common stock equal to the number of shares of common stock issued upon automatic conversion following the Uplist transaction with an exercise price of $0.50 per share and (ii) pre-funded warrants in lieu of common shares otherwise issuable to each Note Holder with an exercise price of $0.000125.

On June 30, 2024, the 2024 First Notes were amended in order to extend the maturity date to August 15, 2024. There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

On August 15, 2024, the 2024 First Notes were amended in order to extend the maturity date to September 15, 2024. There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

During the three and nine months ended June 30, 2024, the Company amortized debt discount of $415,000. As of June 30, 2024, the outstanding balance of the 2024 First Notes amounted to $2,490,000 and no unamortized debt discount was remaining.

ARCH THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

5. CONVERTIBLE NOTES PAYABLE, UNSECURED

	June 30, 2024	September 30, 2023
Exchanged notes (July 2022)	$699,781	$699,781
Second closing notes (January 2023)	636,000	636,000
Third closing notes (March, April, May, 2023)	702,720	702,720
Fourth closing notes (March 2024)	648,000	—
Total	2,686,501	2,038,501
Unamortized debt discount	—	(379,799)
Net balance	$2,686,501	$1,658,702

Exchanged Notes (July 2022)

In relation to the issuance of the 2022 Notes (see Note 4), certain noteholders of the Company’s Series 2 note payable agreed to exchange their Series 2 notes payable consisting of $600,000 principal and accrued interest of $99,781 for $699,781 of Unsecured Convertible Promissory Notes (the “Exchanged Notes”) on substantially the same terms as the 2022 Notes, except that the Exchanged Notes are subordinate to the 2022 Notes and are unsecured. The notes bear interest at a rate of 10% per annum payable at maturity or upon conversion, mature September 15, 2024, as amended. The Exchanged Notes also contain customary events of default similar to the 2022 Notes (see Note 4). The Exchanged Notes were originally convertible into shares of the Company’s common stock at a conversion price of $9.14 per share, subject to a down-round anti-dilution provision that was triggered in May 2024 (see Note 4) and resulted in the conversion price being reduced to $0.50 per share.

Subsequent to issuance, for no additional consideration, the Exchanged Notes were amended several times in order to allow the Company to issue additional notes payable, extend the completion date of the Uplist Transaction, and amend certain provisions with regards mandatory conversion of the notes upon the Uplist Transaction. On June 30, 2024, the Exchanged Notes were again amended in order to extend the maturity date to August 15, 2024.  There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

On August 15, 2024, the Exchanged Notes were again amended in order to extend the maturity date to September 15, 2024. There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

Second Closing Notes (January 2023)

In January 2023, the Company issued Unsecured Convertible Promissory Notes (the “Second Closing Notes”) in the aggregate of $636,000 in exchange for cash proceeds of $530,000, net of original issue discount (OID) of $106,000. The notes are unsecured, bear interest at a rate of 10% per annum, matures on September 15, 2024, as amended. The Second Closing Notes also contain customary events of default similar to the 2022 Notes (see Note 4). The Second Closing Notes were originally convertible into shares of the Company’s common stock at a conversion price of $9.14 per share, subject to a down-round anti-dilution provision that was triggered in May 2024 (see Note 4) and resulted in the conversion price being reduced to $0.50 per share.

In connection with the issuance of the Second Closing Notes, the Company granted the Second Closing Notes noteholders 127,968 warrants to purchase shares of common stock and 9,589 shares of common stock. The warrants are fully vested, exercisable at $0.50 per share, as effected by the down round provision, and expire in 5 years. The Company determined the relative fair value of the warrants to be $256,000 and the relative fair value of the 9,598 shares of common stock to be $26,000. The Company also issued 6,565 placement agent warrants to purchase shares of the Company’s common stock. The placement agent warrants are fully vested, exercisable at $10.06 per share and will expire in 5 years. The Company determined the relative fair value of the placement agent warrants to be $13,000. Furthermore, the Company also incurred direct legal and professional fees of $31,000 as part of this offering.

The Company recorded debt discount totaling $432,000 to account for the direct legal and professional fees, OID and the relative fair value of the warrants and common stock. The debt discount was amortized in full over the original term of the notes using the effective interest rate method.

On February 14, 2024, the Company entered into an amendment to the Second Closing Notes, under which 95% of the principal amount of the Notes shall automatically convert, upon the closing of an Uplist Transaction, as defined, with a conversion price of $0.50 per share, into pre-funded warrants with an exercise price of $0.000125 per share, exercisable immediately. In addition, the note holder shall receive a warrant to purchase 80 times the dollar amount of the notes that are converted, with an exercise price of $0.50 per share.

On June 30, 2024, the Second Closing Notes were again amended in order to extend the maturity date to August 15, 2024.  There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

On August 15, 2024, the Second Closing Notes were again amended in order to extend the maturity date to September 15, 2024.  There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

Third Closing Notes (March, April and May 2023)

In March, April and May 2023, the Company issued Unsecured Convertible Promissory Notes (the “Third Closing Notes”) in the aggregate of $702,720 in exchange for cash proceeds of $488,000, net of original issue discount (OID) of $215,000, and. The notes are unsecured, bear interest at a rate of 10% per annum, matures on June 30, 2024, as amended . The Third Closing Notes contain events of default similar to the 2022 Notes. The Third Closing Notes were originally convertible into shares of the Company’s common stock at a conversion price of $9.14 per share, subject to a down-round anti-dilution provision that was triggered in May 2024 (see Note 4) and resulted in the conversion price being reduced to $0.50 per share.

In connection with the issuance of the Third Closing Notes, the Company granted the Third Closing Notes noteholders 141,396 warrants to purchase shares of common stock and 10,608 shares of common stock. The warrants are fully vested, exercisable at $0.50 per share, as effected by the down round provision, and expire in 5 years. The Company determined the relative fair value of the warrants to be $164,000, and the relative fair value of the 10,608 shares of common stock to be $18,000. The Company also incurred direct legal and professional fees of $5,000 as part of this offering.

The Company recorded debt discount totaling $402,000 to account for the direct legal and professional fees, OID and the relative fair value of the warrants and common stock. The debt discount was amortized in full over the original term of the notes using the effective interest rate method.

Subsequent to issuance, for no additional consideration, the Third Closing Notes were amended several times in order to allow the Company to issue additional notes payable, extend the completion date of the Uplist Transaction, and amend certain provisions with regards mandatory conversion of the notes upon the Uplist Transaction.

ARCH THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

On February 14, 2024, the Company entered into an amendment to the Third Closing Notes, under which 95% of the principal amount of the Notes shall automatically convert, upon the closing of an Uplist Transaction, as defined, with a conversion price of $0.50 per share, into pre-funded warrants with an exercise price of $0.000125 per share, exercisable immediately. In addition, the note holder shall receive a warrant to purchase 80 times the dollar amount of the notes that are converted, with an exercise price of $0.50 per share.

On June 30, 2024, the Third Closing Notes were again amended in order to extend the maturity date to August 15, 2024. There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

On August 15, 2024, the Third Closing Notes were again amended in order to extend the maturity date to September 15, 2024. There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

Fourth Closing Notes (March 2024)

On March 12, 2024, investors agreed to purchase Unsecured Convertible Promissory Notes (the “Fourth Closing Notes”) in the aggregate principal amount of $648,000 in exchange for cash proceeds of $450,000, net of an OID of $198,000. The notes are unsecured, bears interest at a rate of 10% per annum. The Forth Closing Notes originally matured June 30, 2024, and were amended to mature on August 15, 2024. The Forth Closing Notes were originally convertible into shares of the Company’s common stock at a conversion price of $9.14 per share, subject to a down-round anti-dilution provision that was triggered in May 2024 (see Note 4) and resulted in the conversion price being reduced to $0.50 per share.

In connection with the issuance of the Fourth Closing Notes, the Company granted the Fourth Closing Notes noteholders 130,383 warrants to purchase shares of common stock and 9,782 pre-funded warrants. The warrants are fully vested, exercisable at $0.50 per share, as effected by the down round provision, and expire in 5 years, and prefunded warrants have similar terms, however, are exercisable at $0.001 per share. The Company determined the relative fair value of the warrants and pre-funded warrants to be approximately $148,891.

The Company recorded debt discount totaling $346,891 to account for the OID and the relative fair value of the warrants. During the three months ended June 30, 2023, the debt discount was amortized in full over the original term of the notes using the effective interest rate method.

On February 14, 2024, the Company entered into an amendment to the Forth Closing Notes, under which 95% of the principal amount of the Notes shall automatically convert, upon the closing of an Uplist Transaction, as defined, with a conversion price of $0.50 per share, into pre-funded warrants with an exercise price of $0.000125 per share, exercisable immediately. In addition, the note holder shall receive a warrant to purchase 80 times the dollar amount of the notes that are converted, with an exercise price per share of $0.50.

On June 30, 2024, the Fourth Closing Notes were again amended in order to extend the maturity date to August 15, 2024. There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

On August 15, 2024, the Fourth Closing Notes were again amended in order to extend the maturity date to September 15, 2024. There was no compensation provided to the noteholder nor any changes in the other terms of the notes payable.

6. CONVERTIBLE NOTES PAYABLE, SERIES 2

	June 30, 2024	September 30, 2023
Series 2 Convertible Notes (converted in November 2023)	$—	$450,000

On November 6, 2020, the Company issued its unsecured Series 2 10% Convertible Notes Payable in exchange for cash proceeds of $450,000.

On November 30, 2023, upon maturity, the Series 2 Convertible Notes of $450,000 and outstanding accrued interest of $137,946, were converted into 52,918 shares of the Company’s common stock.

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

2013 Stock Incentive Plan

On September 1, 2023, a majority of shareholders approved the 2023 Stock Plan with 455,169 common shares reserved to be issued under the plan. As of June 30, 2024, there were no issuances under the new plan.

On June 18, 2013, the Company established the 2013 Stock Incentive Plan (the “2013 Plan”). Under the 2013 Plan, the Company can issue or grant a total of 185,571 shares, as amended. On June 18, 2023, the 2013 Stock Incentive Plan expired, and no shares are available for grants under the 2013 Plan.

ARCH THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

Common Stock Options

Stock compensation activity under the 2013 Plan for the nine months ended June 30, 2024 follows:

	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	102,125	$38.00	5.58	$—
Awarded	—	—	—	—
Forfeited/Cancelled	(1,825)	(67.00)	—	—
Outstanding at December 31, 2023	100,300	38.00	4.00	11,000
Awarded	—	—	—	—
Forfeited/Cancelled	(12,025)	(58.00)	—	—
Outstanding at March 31, 2024	88,275	$35.00	5.00	—
Awarded	—	—	—	—
Forfeited/Cancelled	(250)	(58.00)	—	—
Outstanding at June 30, 2024	88,025	35.00	4.00	—
Vested at June 30, 2024	77,812	$40.00	3.25	—

During the nine months ended June 30, 2024 and 2023, the Company recorded stock compensation expense of $36,232 and $210,789 to account the fair value of the stock options that vested.

As of June 30, 2024, there is approximately $34,397 of unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the 2013 Plan. The unrecognized compensation expense will be recognized over a weighted average vesting period of 1.18 years.

Common Stock Warrants

Common Stock Warrants activity for the nine months ended June 30, 2024 follows:

	Warrant Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2023	26,284,002	$0.85	4.80	$13,958,846
Awarded	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2023	26,284,002	0.74	4.51	170,879,690
Awarded	440,238	0.15	4.75
Forfeited/Cancelled	—	—	—	—
Outstanding at March 31, 2024	26,724,240	$0.73	4.28	32,897,525
Awarded	3,012,416	0.10	4.89
Forfeited/Cancelled	—	—	—	—
Outstanding at June 30, 2024	29,736,656	$0.67	4.12	$15,092,000
Vested at June 30, 2024	29,736,656	$0.67

During the three months ended June 30, 2024, the Company issued warrants to purchase an aggregate of 3,012,416 shares of common stock to a number of investors as compensation for participation in debt and equity financing activities of the Company. The warrants were valued as of the dates of the issuances using the Black-Scholes Model, resulting an aggregate fair value of $3,961,276, which was recorded as financing expense. The warrants have exercise prices ranging between $0.000125 and $0.50 per share, have a term of 5 years, and are exercisable immediately.

Warrant Repricing

The Company had 29,736,656 warrants outstanding, including 19,661,911 warrants with exercise prices above $0.50 per share that were subject to a down-round anti-dilution provision. In May 2024 the Company issued notes (the “2024 First Notes”, see Note 4) convertible into common stock of the Company at an exercise price of $0.50 per share, resulting in a triggering event lowering the conversion price of the 19,661,191 warrants to $0.50 per share. When a down round provision is triggered, a financial impact due to the difference between the fair value of the warrants post-adjustment and their fair value immediately prior to the adjustment is recognized as deemed dividends. As a result, the Company recorded deemed dividends of $730,002 in our condensed consolidated financial statements for the three month and nine-month periods ended June 30, 2024.

Restricted Stock

For the three months ended June 30, 2024 and 2023, compensation expense recorded for the restricted stock awards was approximately $0, respectively. For the nine months ended June 30, 2024 and 2023, compensation expense recorded for the restricted stock awards was approximately $0 and $3,000, respectively.

As of June 30, 2024, there was no unrecognized compensation expense related to unvested restricted stock.

8. COMMITMENTS AND CONTINGENCIES

Periodically, the Company reviews the status of any significant matters that exist and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

As of June 30, 2024, and September 30, 2023, no amounts have been accrued related to such matters.

9. SUBSEQUENT EVENTS

In July 2024, investors agreed to purchase Secured Convertible Promissory Notes (“the Fourth and Fifth Closing 2024 Notes”) in the aggregate principal amount of $264,000 in exchange for cash proceeds of $220,000, net of an OID of $44,000. These notes are secured by tangible and intangible assets of the Company, bears interest at rate of 10% per annum, convertible to common stock at a conversion rate of $0.50 and will mature on August 15, 2024.

In July 2024, the Company executed a loan agreement of approximately $230,000 to finance the Company’s insurance premiums for fiscal years 2024 and 2025. The loan is secured by the Company’s tangible and intangible assets, bears interest at a rate of 8.48% per annum, payable on a monthly installment basis of approximately $24,000 and will mature July 2025.

In August 2024, investors agreed to purchase Secured Convertible Promissory Notes (“the Sixth Closing 2024 Notes”) in the aggregate principal amount of $105,000 in exchange for cash proceeds of $87,500, net of an OID of $17,500. These notes are secured by tangible and intangible assets of the Company, bears interest at rate of 10% per annum, convertible to common stock at a conversion rate of $0.50 and will mature on August 15, 2024.

In August 2024, the Company also entered into Amendment No. 18 to the First 2022 Notes, Amendment No. 18 to the Second 2022 Notes, Amendment No. 13 to the Third 2022 Notes, Amendment No. 4 to the Fourth 2022 Notes, and Amendment No. 2 to the First 2024 Notes (together, the “Amendments to the Notes”). Under the Amendments to the Notes, the First 2022 Notes, Second 2022 Notes, Third 2022 Notes, Fourth 2022 Notes, and First 2024 Notes (which, for the avoidance of doubt, are the first through sixth closings of the First 2024 Notes) (together, the “Notes”) were amended to extend the date of the completion of an “Uplist” (as defined therein) and to extend the respective maturity date of each of the Notes from August 15, 2024 to September 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”, or this “Report”) to “Arch Biosurgery, Inc.” “Company”, “we”, “us”, “our”, “Arch” or similar references mean Arch Therapeutics, Inc. and its condensed consolidated subsidiary, Arch Biosurgery, Inc. References to the “SEC” refer to the U.S. Securities and Exchange Commission.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated condensed financial statements and the related notes included elsewhere in this Report. Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” included Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2022 (the “Annual Report”), as well as in Item II, Part 1A of this Report. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

The Company has recently devoted a substantial part of its operational effort to the market adoption and commercial sales of AC5® Advanced Wound System, its first product. To date, the Company has principally raised capital through debt borrowings, the issuance of convertible debt, the issuance of units consisting of the Company’s common stock, $0.001 par value per share (“Common Stock”) and warrants to purchase Common Stock (“warrants”).

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

On March 12, 2024, the Company entered into Amendment No. 3 to the SPA (the “Third Amendment”) with certain Investors in connection with the fourth closing of the Convertible Notes Offering for the issuance and sale by the Company to such Investors of an aggregate of (i) Unsecured Convertible Promissory Notes (the “Fourth Notes”) in the aggregate principal amount of $648,000, which includes an aggregate $108,000 original issue discount in respect of the Fourth Notes; (ii) Warrants (the “Fourth Warrants”) to purchase an aggregate of 130,383 shares (the “Warrant Shares”) of Common Stock; and (iii) 9,779 shares of Common Stock (the “Inducement Shares”). The aggregate net proceeds for the sale of the Fourth Notes, Fourth Warrants and Inducement Shares was approximately $450,000, after deducting issuance discounts. The fourth closing of the sales of these securities under the Amended SPA occurred on March 12, 2024 (the “Fourth Closing Date”). On March 18, 2024, effective March 15, 2024, the Company entered into Amendment No. 1 to the Fourth Notes, as described in detail below, to modify the terms of the Uplist Transaction (as defined below) repayment provision and extend the date for completion of the Uplist Transaction. In connection with the issuance of the Fourth Notes and in lieu of issuing 9,779 Inducement Shares, the Company issued the investor 9,782 pre-funded warrants with an exercise price of $0.001 per share.

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

The Fourth Notes are convertible into an aggregate of 65,191 shares of Common Stock at the option of each holder of the Fourth Notes from the Fourth Closing Date at the Conversion Price through the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in the Fourth Note); provided, however, certain Fourth Notes include a provision preventing such conversion if, as a result, the holder, together with its affiliates and any other persons whose beneficial ownership of Company Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than 4.99% of the outstanding shares of the Company’s Common Stock immediately after giving effect to the Conversion; and provided further, the holder, upon notice to the Company, may increase or decrease the Notes Ownership Limitation; provided that (i) the Notes Ownership Limitation may only be increased to a maximum of 9.99% of the outstanding shares of the Company’s Common Stock; and (ii) any increase in the Notes Ownership Limitation will not become effective until the 61st day after delivery of such waiver notice. The initial conversion price of the Fourth Notes (the “Conversion Price”) shall be equal to $9.14 and may be reduced or increased proportionately as a result of any stock dividends, recapitalizations, reorganizations, and similar transactions. If the Company fails to deliver the shares of Common Stock issuable upon a conversion by the Deadline (as defined in the Fourth Notes), then the Company is obligated to pay such Fourth Note holder $5,000 per day in cash for each day beyond the Deadline. The Fourth Warrants (i) have an exercise price of $9.94 per share; (ii) have a term of exercise equal to 5 years after their issuance date; (iii) are exercisable immediately after their issuance; and (iv) have a provision preventing the exercisability of such Fourth Warrant if, as a result of the exercise of the Fourth Warrant, the holder, together with its affiliates and any other persons whose beneficial ownership of Company Common Stock would be aggregated with the holder’s, would be deemed to beneficially own more than either 4.99% or 9.99% of the outstanding shares of the Company’s Common Stock (the “Warrant Ownership Limitation”) immediately after giving effect to the exercise of the Fourth Warrant. The holder, upon notice to the Company, may increase or decrease the Warrant Ownership Limitation; provided that (i) the Warrant Ownership Limitation may only be increased to a maximum of 9.99% of the outstanding shares of the Company’s Common Stock; and (ii) any increase in the Warrant Ownership Limitation will not become effective until the 61st day after delivery of such waiver notice. The number of shares of Common Stock into which each of the Fourth Warrants is exercisable and the exercise price therefor are subject to adjustment as set forth in the Fourth Warrants, including adjustments for stock subdivisions or combinations (by any stock split, stock dividend, recapitalization, reorganization, scheme, arrangement or otherwise).

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

On April 30, 2024, the Company entered into an amendment (“Amendment No. 1 to the Third A&R Registration Rights Agreement”) to that certain Third Amended and Restated Registration Rights Agreement, dated as of March 12, 2024, by and among us and certain institutional and accredited individual investors, as amended (the “A&R Registration Rights Agreement”). Under Amendment No. 1 to the Third A&R Registration Rights Agreement, the A&R Registration Rights Agreement was amended to redefine “Uplist Transaction” as the listing of the Company’s common stock, par value $0.001 (“Common Stock”), on any securities exchange registered with the U.S. Securities and Exchange Commission (“SEC”) as a “national securities exchange” under Section 6 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On May 1, 2024, the Company entered into an amendment (“Amendment No. 4 to the Bridge Registration Rights Agreement”) to that certain Registration Rights Agreement, dated as of July 7, 2023, as amended on August 30, 2023, and as subsequently amended on November 8, 2023 and November 21, 2023, by and among the Company and certain institutional and accredited individual investors (as amended the “Bridge Registration Rights Agreement”) in connection with a private placement offering of pre-funded warrants to purchase shares of Common Stock, common warrants to purchase shares of Common Stock, and shares of Common Stock. Under Amendment No. 4 to the Bridge Registration Rights Agreement, the Bridge Registration Rights Agreement was amended to redefine “Uplist” as the public offering of the Company’s Common Stock pursuant to a registration statement on Form S-1 that results in the listing of the Company’s Common Stock on any securities exchange registered with the SEC as a “national securities exchange” under Section 6 of the Exchange Act.

On April 30, 2024, the Company entered into an amendment (“Amendment No. 16 to the First Notes”) with the holders of the Company’s outstanding Senior Secured Convertible Promissory Notes, as separately amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, November 15, 2023, January 5, 2024 and March 15, 2024 (as amended, the “First Notes”), issued in connection with a private placement financing the Company completed on July 6, 2022.

On April 30, 2024, the Company also entered into an amendment (“Amendment No. 16 to the Second Notes”) with the holders of the Company’s outstanding Unsecured Convertible Promissory Notes, as separately amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, November 15, 2023, January 5, 2024 and March 15, 2024 (as amended, the “Second Notes”), issued in connection with a private placement financing the Company completed on January 18, 2023.

On April 30, 2024, the Company also entered into an amendment (“Amendment No. 11 to the Third Notes”) with the holders of the Company’s outstanding Unsecured Convertible Promissory Notes, as separately amended on June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, November 15, 2023, January 5, 2024 and March 15, 2024 (as amended, the “Third Notes”), issued in connection with a private placement financing the Company completed on May 15, 2023.

On April 30, 2024, the Company also entered into an amendment (“Amendment No. 2 to the Fourth Notes” and, together with Amendment No. 16 to the First Notes, Amendment No. 16 to the Second Notes and Amendment No. 11 to the Third Notes, the “Amendments to the Notes”) with the holders of the Company’s outstanding Unsecured Convertible Promissory Notes, as separately amended on March 15, 2024, issued in connection with a private placement financing the Company completed on March 12, 2024 (as amended, the “Fourth Notes” and, together with the First Notes, Second Notes, and Third Notes, the “Notes”).

Under the Amendments to the Notes, the Notes were amended to extend the date of the completion of an “Uplist Transaction” (as defined below) and to extend the respective maturity date of each of the Notes from April 30, 2024, to June 30, 2024. The Notes were also amended to redefine “Uplist Transaction” as the listing of the Company’s Common Stock on any securities exchange registered with the SEC as a “national securities exchange” under Section 6 of the Exchange Act.

The Company entered into a Securities Purchase Agreement, dated May 15, 2024, with certain institutional and accredited individual investors who have previously purchased secured promissory notes from the Company, providing for the issuance and sale by the Company to the Investors certain Secured Promissory Notes (each a “2024 First Note” and collectively, the “2024 First Notes”) convertible into shares of common stock, par value $0.001 per share. The 2024 First Notes were issued as part of a convertible notes offering authorized by the Company’s board of directors.

In connection with the Convertible Notes Offering, the Company issued and sold to the Investors the 2024 First Notes in the aggregate principal amount of $2,220,000, which includes an aggregate $370,000 original issue discount in respect of the 2024 First Notes. The aggregate net proceeds for the sale of the 2024 First Notes was approximately $1,850,000, after deducting issuance discounts. The closing of the sales of the 2024 First Notes under the SPA occurred on May 15, 2024 (the “Closing Date”).

On June 18, 2024, an additional investor, which is not a PIPE Investor, purchased 2024 Notes on June 12, 2024 in the principal amount of $180,000, including an original issue discount of $30,000. The 2024 Notes were issued as part of a convertible notes offering authorized by the Company’s board of directors (the “2024 Notes Financing”).

On June 19, 2024, certain of the PIPE Investors (as defined below) (the “Backstop Buyers”) agreed that in the event that as of the close of business on the date that is 10 calendar days prior to the date Arch Therapeutics, Inc. (the “Company”) reasonably expects the closing of the Uplist PIPE (as defined below) to occur (the “Escrow Date”) there is not an amount of funds in escrow for the Uplist PIPE equal to $5,900,000 less the aggregate purchase price paid for the 2024 Notes (as defined below) (such circumstance, an “Escrow Deficiency”), then each of the Backstop Buyers will deposit in escrow the purchase price for a pro rata share of an amount, no greater than $1,500,000, equal to (A) $320,000 plus (B) (i) $5,900,000, minus (ii) the amount of funds in escrow on the Escrow Date, minus (iii) the aggregate purchase price paid by PIPE Investors for the 2024 Notes ( the “Backstop Amount”) of additional PIPE Pre-Funded Warrants (as defined below) and PIPE Investor Warrants (as defined below) under the PIPE SPA (as defined below) (such agreement, the “Backstop Agreement”), and shall purchase such additional PIPE Pre-Funded Warrants and PIPE Investor Warrants at the Uplist PIPE closing. In consideration for the execution by the Backstop Buyers of the Backstop Agreement, the Company agreed to issue to the Backstop Buyers, as soon as practicable, pre-funded warrants (the “Execution Backstop Pre-Funded Warrants”), in form and substance substantially similar to the PIPE Pre-Funded Warrants, to purchase an aggregate of 225,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). The Company also agreed to issue to the Backstop Buyers (i) additional pre-funded warrants (the “Funding Backstop Pre-Funded Warrants” and, together with the Execution Backstop Pre-Funded Warrants, the “Backstop Pre-Funded Warrants”) to purchase an amount of shares of Common Stock equal to 0.5 shares per dollar of funding deposited under the Backstop Agreement, or up to an aggregate of 750,000 shares, and (ii) investor warrants (the “Backstop Common Warrants”), in form and substance substantially similar to the PIPE Investor Warrants, to purchase an amount of shares of Common Stock equal to 0.65 shares per dollar of funding deposited under the Backstop Agreement, or up to an aggregate of 975,000 shares. The resale prospectus (the “Resale Prospectus”) in the registration statement on Form S-1, filed by the Company with the Securities and Exchange Commission (the “SEC”) on October 26, 2022, as subsequently amended (the “Registration Statement”), currently covers the resale of the shares of Common Stock underlying the Backstop Pre-Funded Warrants and the Backstop Common Warrants. The Resale Prospectus assumes that no Escrow Deficiency will occur and thus no funding will be deposited under the Backstop Agreement and no Funding Backstop Pre-Funded Warrants or Backstop Common Warrants will be issued.

On June 26, 2024, the Company consummated a third closing (the “Third Closing”) of the Convertible Notes Offering pursuant to the terms and conditions of the SPA with the Investor providing for the issuance and sale by the Company to the Investor an additional 2024 First Note convertible into shares of Common Stock. The 2024 First Note was issued as part of the Convertible Notes Offering previously authorized by the Company’s board of directors. In connection with the Third Closing of the Convertible Notes Offering, the Company issued and sold to the Investor a 2024 First Note in the principal amount of $90,000, which includes a $15,000 original issue discount in respect of the 2024 First Note. The net proceeds for the sale of the 2024 First Note was approximately $75,000, after deducting issuance discounts. The Third Closing of the sale of the 2024 First Note under the SPA occurred on June 26, 2024 (the “Third Closing Date”).

On June 30, 2024, the Company entered into an amendment (“Amendment No. 17 to the First 2022 Notes”) with the holders of the Company’s outstanding Senior Secured Convertible Promissory Notes, as separately amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, November 15, 2023, January 5, 2024, March 15, 2024 and April 30, 2024 (as amended, the “First 2022 Notes”), issued in connection with a private placement financing the Company completed on July 6, 2022.

On June 30, 2024, the Company also entered into an amendment (“Amendment No. 17 to the Second 2022 Notes”) with the holders of the Company’s outstanding Unsecured Convertible Promissory Notes, as separately amended on February 14, 2023, March 10, 2023, March 15, 2023, April 15, 2023, May 15, 2023, June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, November 15, 2023, January 5, 2024, March 15, 2024 and April 30, 2024 (as amended, the “Second 2022 Notes”), issued in connection with a private placement financing the Company completed on January 18, 2023.

On June 30, 2024, the Company also entered into an amendment (“Amendment No. 12 to the Third 2022 Notes”) with the holders of the Company’s outstanding Unsecured Convertible Promissory Notes, as separately amended on June 15, 2023, July 1, 2023, July 7, 2023, July 31, 2023, August 30, 2023, September 30, 2023, October 31, 2023, November 15, 2023, January 5, 2024, March 15, 2024 and April 30, 2024 (as amended, the “Third 2022 Notes”), issued in connection with a private placement financing the Company completed on May 15, 2023.

On June 30, 2024, the Company also entered into an amendment (“Amendment No. 3 to the Fourth 2022 Notes”) with the holders of the Company’s outstanding Unsecured Convertible Promissory Notes, as separately amended on March 15, 2024 and April 30, 2024, issued in connection with a private placement financing the Company completed on March 12, 2024 (as amended, the “Fourth 2022 Notes”).

On June 30, 2024, the Company also entered into an amendment (“Amendment No. 1 to the First 2024 Notes” and, together with Amendment No. 17 to the First 2022 Notes, Amendment No. 17 to the Second 2022 Notes, Amendment No. 12 to the Third 2022 Notes and Amendment No. 3 to the Fourth 2022 Notes, the “Amendments to the Notes”) with the holders of the Company’s outstanding Senior Secured Convertible Promissory Notes issued in connection with a private placement financing the Company completed on May 15, 2024 (as amended, the “First 2024 Notes” and, together with the First 2022 Notes, Second 2022 Notes, Third 2022 Notes and Fourth 2022 Notes, the “Notes”).

On July 16, 2024, the Company consummated a fourth closing (the “Fourth Closing”) of the Convertible Notes Offering pursuant to the terms and conditions of the SPA with certain institutional and accredited individual investors who have previously purchased secured promissory notes from the Company (the “Investors”), providing for the issuance and sale by the Company to the Investors 2024 First Notes convertible into shares of Common Stock. The 2024 First Notes were issued as part of the Convertible Notes Offering previously authorized by the Company’s board of directors. In connection with the Fourth Closing of the Convertible Notes Offering, the Company issued and sold to the Investors 2024 First Notes in the aggregate principal amount of $168,000, which includes an aggregate $28,000 original issue discount in respect of the 2024 First Notes. The net proceeds for the sale of the 2024 First Notes was approximately $140,000, after deducting issuance discounts. The Fourth Closing of the sale of the 2024 First Notes under the SPA occurred on July 16, 2024 (the “Fourth Closing Date”).

Upon the closing of the transaction that results in the uplist of the Common Stock to a National Exchange, 100% of the then outstanding principal amount of the 2024 First Notes shall automatically convert (the “Automatic Conversion”) into shares of Common Stock (the “Automatic Conversion Shares”), with the conversion price for purposes of such Automatic Conversion being $0.515625 per share. Upon the Automatic Conversion and to the extent that the beneficial ownership of the Holders of 2024 First Notes would increase over the applicable Note Ownership Limitation, the Holder will receive pre-funded warrants (the “2024 Note Conversion Pre-Funded Warrants”, and the shares issuable upon exercise thereof, the “2024 Note Conversion Pre-Funded Warrant Shares”) in lieu of shares of Common Stock otherwise issuable to the Holder in connection with the Automatic Conversion, which 2024 Note Conversion Pre-Funded Warrants shall have an exercise price of $0.000125 per share, may be exercised on a cashless basis, shall be exercisable immediately upon issuance and shall contain a customary beneficial ownership limitation provision.

In addition, upon the Automatic Conversion, the Holder shall receive a warrant (the “Uplist Conversion Warrant”, and the shares issuable upon exercise thereof, the “Uplist Conversion Warrant Shares”) to purchase a number of shares of Common Stock equal to the number of shares of Common Stock (or shares of Common Stock underlying 2024 Note Conversion Pre-Funded Warrants, if any) issued upon the Automatic Conversion. The Uplist Conversion Warrant shall have an exercise price per share of $0.50 and shall otherwise be identical to the warrants (other than pre-funded warrants) sold pursuant to the securities purchase agreement dated November 8, 2023, as amended. The Company also agreed in the 2024 First Notes to file no later than 60 days after the closing of an uplist to a National Exchange a registration statement on Form S-4, or other appropriate form, registering the offer by the Company to exchange, on a one-for-one basis, all outstanding Uplist Conversion Warrants and certain other warrants for newly issued warrants identical to the warrants being sold in the offering that results in the uplist to a National Exchange, which warrants are expected to be listed on the Cboe BZX Exchange, Inc. under the symbol “ARTHW.”

The 2024 First Notes issued on the Fourth Closing will be senior in priority to the 2024 First Notes previously issued on the First Closing, Second Closing, and Third Closing, and the notes previously issued pursuant to the Securities Purchase Agreement, dated as of July 6, 2022, by and among the Company and each of the parties listed on the signature pages thereto.

Results of Operations

The following discussion of our results of operations should be read together with the unaudited interim condensed consolidated financial statements included in this Report. The period-to-period comparisons of our interim results of operations that follow are not necessarily indicative of future results.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	June 30,	June 30,	Increase (Decrease)
	2024	2023	$
Revenue	$30,913	$13,293	$17,620
Operating expenses:
Cost of revenues	21,079	18,529	2,550
Selling, general and administrative	875,629	870,053	5,576
Research and development	155,681	139,048	16,633
Loss from operations	(1,021,476)	(1,014,337)	(7,139)
Other Expense, net	(4,633,205)	(808,770)	(3,824,435)
Net loss	$(5,654,681)	$(1,823,107)	$(3,831,574)

Revenue

Revenue for the three months ended June 30, 2024 was $30,913, an increase of $17,620 compared to revenue of $13,293 for the three months ended June 30, 2023. The increase in revenues during the three months ended June 30, 2024, was primarily the result of transactions leveraging the dedicated HCPCS code (A2020) that went effective April 1, 2023 through a growing number of providers and offices working with the Company to submit reimbursement claims with numerous payors, as well as transactions into a single hospital. Revenue for the three months ended June 30, 2023 was the result of transactions into VA Hospitals through our distribution partner, Lovell Government Services (“LGS”), as well as transactions into a single hospital.

Cost of Revenues

Cost of revenue for the three months ended June 30, 2024 was $21,079, an increase of $2,550 compared to cost of revenue of $18,529 for the three months ended June 30, 2023. The increase in cost of revenue corresponds with the increase in revenues and includes product costs, third party warehousing, overhead allocation, royalty and shipping costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended June 30, 2024 was $875,629, an increase of $5,576 compared to $870,053 for the three months ended June 30, 2023. The increase in selling, general and administrative expense for the three months ended June 30, 2024 is primarily due to an increase in legal expenses and marketing costs, partially offset by a decrease in payroll costs.

Research and Development Expense

Research and development expense for the three months ended June 30, 2024 was $155,681, an increase of $16,633, compared to $139,048 for the three months ended June 30, 2023. The increase in research and development expenses is primarily attributable to an increase in payroll and employee benefits, partially offset by a decrease in research consultants and advisor’s expense.

Other (Expense) Income

Other expense during the three months ended June 30, 2024 was $4,633,205, a increase of $3,824,435, compared to other expense of $808,770 for the three months ended June 30, 2023. The increase in other expense is primarily attributable to an increase in financing expense related to warrant issuances totaling $3,961,276, recognition of OID for 2021 First Notes transactions and increase in interest expense due to increase in aggregated outstanding principal of the debt and partially offset by decrease in accreditation of discount and issuance costs related to the 2022 Notes, Second Notes and Third Notes.

Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

	June 30,	June 30,	Increase (Decrease)
	2024	2023	$
Revenue	$108,646	$36,207	$72,439
Operating expenses:
Cost of revenues	66,240	54,882	11,358
Selling, general and administrative	2,870,163	3,225,753	(355,590)
Research and development	565,130	471,135	93,995
Loss from operations	(3,392,887)	(3,715,563)	322,676
Other Expense, net	(6,412,585)	(810,077)	(5,602,508)
Net loss	$(9,805,472)	$(4,525,640)	$(5,279,832)

Revenue

Revenue for the nine months ended June 30, 2024 was $108,646, an increase of $72,439 compared to revenue of $36,207 for the nine months ended June 30, 2023. Revenue for the nine months ended June 30, 2024 was the result of several transactions into a single hospital, transactions into VA Hospitals through LGS, and transactions leveraging the dedicated HCPCS code (A2020) that went effective April 1, 2023 through a growing number of providers and offices working with the Company to submit reimbursement claims with numerous payors.

Cost of Revenues

Cost of revenue during the nine months ended June 30, 2024 was $66,240, an increase of $11,358, compared to cost of revenue of $54,882 for the nine months ended June 30, 2023. The increase in cost of revenues corresponds to the increase in revenues. Cost of revenue includes product costs, third party warehousing, overhead allocation, royalty and shipping costs. An increase in revenue for the nine months ended June 30, 2024 led to higher cost of revenues as a result.

Selling, General and Administrative Expense

Selling, general and administrative expense during the nine months ended June 30, 2024 was $2,870,163, a decrease of $355,590 compared to $3,225,753 for the nine months ended June 30, 2023. The decrease in selling, general and administrative expense for the nine months ended June 30, 2024 is primarily due to a decrease in payroll costs and stock-based compensation, partially offset by an increase in professional fees.

Research and Development Expense

Research and development expense during the nine months ended June 30, 2024 was $565,130, an increase of $93,995 compared to $471,135 for the nine months ended June 30, 2023. The increase in research and development expense is primarily attributable to an increase in payroll costs partially offset by a decrease in R&D consultants, stock-based compensation, and product purchases.

Other (Expense) Income

Other expense during the nine months ended June 30, 2024 was $6,412,585, an increase of $5,602,508 compared to other expense of $810,077 for the nine months ended June 30, 2023. The increase in other expense is primarily attributed to an increase in financing expense related to warrant issuances totaling $3,961,276, increase in interest expense related to the amortization of debt discount and debt issuance costs for 2022 Notes, Second Notes, Third, and Fourth Notes as well as increase in related OID discount recognized for 2024 First Notes and overall increase in interest expense due to increase in aggregated outstanding principal of the debt. Additionally, the increase in other expense is primarily attributable to the gain on extinguishment of derivative liabilities that was recognized during the nine months ended June 30, 2023 of approximately $1,200,000 income and did not occur during the nine months ended June 30, 2024.

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

Working Capital

At June 30, 2024, we had total current assets of $1,391,130 (including cash of $30,030) and a working capital deficit of $12,567,080. Our working capital as of June 30, 2024 and September 30, 2023 are summarized as follows:

	June 30,	September 30,
	2024	2023
Total Current Assets	$1,391,130	$1,950,090
Total Current Liabilities	13,958,210	9,465,921
Working Capital Deficit	$(12,567,080)	$(7,515,831)

Total current assets as of June 30, 2024 were $1,391,130, a decrease of $558,960, compared to $1,950,090, as of September 30, 2023. The decrease in current assets is primarily attributable to a decrease in cash and prepaid expenses. Our total current assets as of June 30, 2024 and September 30, 2023 were comprised primarily of cash, inventory and prepaid expenses and other current assets.

Total current liabilities as of June 30, 2024 were $12,567,080, an increase of $4,492,289, compared to $9,465,921 as of September 30, 2023. The increase is primarily due to an increase in shareholder advances and accounts payable, new notes issued during the period, and amortization of the debt discount and debt issuance costs for the notes partially offset by a decrease to the amount owed in connection with the financing of certain insurance premiums and the conversion of the Series 2 and certain Senior Secured convertible note into shares.

Cash Flow for the Nine Months Ended June 30, 2024 Compared to the Nine Months Ended June 30, 2023

	June 30,	June 30,
	2024	2023
Cash Used in Operating Activities	$(2,474,405)	$(2,147,480)
Cash Provided by Financing Activities	2,281,715	1,487,082
Net decrease in Cash	$(192,690)	$(660,398)

Cash Used in Operating Activities

Cash used in operating activities increased by $326,925 to $2,474,405 during the nine months ended June 30, 2024, compared to $2,147,480 during the nine months ended June 30, 2023. The increase in cash used in operating activities is primarily attributable to an increase in net loss partially offset by an increase in non-cash accretion of debt discounts and financing costs on warrants issued during the nine months ended June 30, 2024.

Cash Provided by Financing Activities

Cash provided by financing activities increased by $794,633 to $2,281,715 during the nine months ended June 30, 2024, compared to $1,487,082 cash used in financing activities during the nine months ended June 30, 2023. For the nine months ended June 30, 2024, the increase in cash provided by financing activities was attributable to an increase in proceeds from senior secured and unsecured convertible notes.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has not yet generated sufficient revenues to fund operations and relies on issuance of debt and equity instruments to generate working capital. As reflected in the accompanying condensed financial statements, for the nine months ended June 30, 2024, the Company recorded a net loss of $9,805,472 and used cash in operations of $2,474,405. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the financial statements are issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2023, financial statements, raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations (“COSO”). As of June 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. From time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit Title	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Form of Amendment No. 1 to Third A&R Registration Rights Agreement		8-K	10.1	000-54986	5/6/24
10.2	Form of Amendment No. 4 to Registration Rights Agreement		8-K	10.2	000-54986	5/6/24
10.3	Form of Amendment No. 16 to the First Notes		8-K	10.3	000-54986	5/6/24
10.4	Form of Amendment No. 16 to the Second Notes		8-K	10.4	000-54986	5/6/24
10.5	Form of Amendment No. 11 to the Third Notes		8-K	10.5	000-54986	5/6/24
10.6	Form of Amendment No. 2 to the Fourth Notes		8-K	10.6	000-54986	5/6/24
10.7	Form of Securities Purchase Agreement		8-K	10.1	000-54986	5/21/24
10.8	Form of 2024 First Note		8-K	10.2	000-54986	5/21/24
10.9	Form of Registration Rights Agreement		8-K	10.3	000-54986	5/21/24
10.10	Form of Security Agreement		8-K	10.4	000-54986	5/21/24
10.11	Form of IP Security Agreement		8-K	10.5	000-54986	5/21/24
10.12	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2024)		8-K	10.1	000-54986	6/18/24
10.13	Form of 2024 First Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2024)		8-K	10.2	000-54986	6/18/24
10.14	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 21, 2024)		8-K	10.3	000-54986	6/18/24
10.15	Form of Security Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 21, 2024)		8-K	10.4	000-54986	6/18/24
10.16	Form of IP Security Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 21, 2024)		8-K	10.5	000-54986	6/18/24
10.17	Form of PIPE Pre-Funded Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A filed on November 9, 2023)		8-K	4.1	000-54986	6/25/24
10.18	Form of PIPE Common Warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A filed on November 9, 2023)		8-K	4.2	000-54986	6/25/24
10.19	Form of Backstop Agreement		8-K	10.1	000-54986	6/25/24
10.20	Form of Amendment No. 1 to the PIPE Securities Purchase Agreement		8-K	10.2	000-54986	6/25/24
10.21	Form of Amendment No. 1 to PIPE Registration Rights Agreement		8-K	10.3	000-54986	6/25/24
10.22	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2024)		8-K	10.1	000-54986	6/28/24
10.23	Form of 2024 First Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 21, 2024)		8-K	10.2	000-54986	6/28/24
10.24	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 21, 2024)		8-K	10.3	000-54986	6/28/24
10.25	Form of Security Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 21, 2024)		8-K	10.4	000-54986	6/28/24
10.26	Form of IP Security Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 21, 2024)		8-K	10.5	000-54986	6/28/24
10.27	Form of Amendment No. 17 to the First 2022 Notes		8-K	10.1	000-54986	7/5/24
10.28	Form of Amendment No. 17 to the Second 2022 Notes		8-K	10.2	000-54986	7/5/24
10.29	Form of Amendment No. 12 to the Third 2022 Notes		8-K	10.3	000-54986	7/5/24
10.30	Form of Amendment No. 3 to the Fourth 2022 Notes		8-K	10.4	000-54986	7/5/24
10.31	Form of Amendment No. 1 to First 2024 Notes		8-K	10.5	000-54986	7/5/24
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities and Exchange Act of 1934	X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Terrence W. Norchi, President and Chief Executive Officer, and Michael S. Abrams, Chief Financial Officer and Treasurer	X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCH THERAPEUTICS, INC.

Date: August 19, 2024	By:	/s/ TERRENCE W. NORCHI, MD
Terrence W. Norchi, MD
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ MICHAEL S. ABRAMS
Michael S. Abrams
Chief Financial Officer
(Principal Financial and Accounting Officer)

